Form 10KSB
period 1997-05-31
ROBOCOM SYSTEMS INC
filed 1997-09-25
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended May 31, 1997

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________.

                         Commission File Number 0-22735

                                   -----------

                              ROBOCOM SYSTEMS INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

               New York                                 11-2617048
---------------------------------------    -------------------------------------
   (State or other jurisdiction of          I.R.S. Employer Identification No.
    incorporation or organization)

   511 Ocean Avenue, Massapequa, New York                       11758
---------------------------------------------              ----------------
  (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number: (516) 795-5100

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                  --------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure is contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $7,513,490

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 19, 1997. 3,467,984

As of September 19, 1997, the aggregate market value of the registrant's common stock held by non-affiliates was $13,763,876 (based upon the closing price of the issuer's common stock on The Nasdaq Stock Market on such date).

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                                     Part I

Item 1. Description of Business.

General

      Robocom Systems Inc. (the "Company") develops, markets and supports advanced warehouse management software solutions that enable companies to realize significant cost savings by automating their warehouse operations. The Company's primary product, RIMS.2001, is a customer-configurable software solution that enables a company's warehouse to respond to a customer order with greater accuracy and in a more timely manner, thereby turning the warehouse into a competitive advantage. RIMS.2001 operates in an open system environment and interfaces with an organization's existing information systems intrastructure. In addition to providing RIMS.2001 software licenses, the Company provides installation, design and maintenance services and related hardware when required by the customer. The Company believes that its customers that have implemented the RIMS.2001 solution have realized increased customer satisfaction directly related to timely and accurate receipt of shipments.

Industry Background

      In recent years, a number of business trends have converged to change the historical relationships among retailers, manufacturers and suppliers, and distributors. Increasing globalization of the marketplace has resulted in greater geographic diversity of supply and production facilities and has increased competition as more suppliers are offering a greater range of product offerings at multiple price levels. In addition, a number of trends in retailing, including shorter product life cycles, a significant increase in the number and variety of product offerings, an increase in buying power resulting from the evolution of the retailer from the small local store to the large regional or national department store chain, specialty store chain or "superstore" chain, and the emergence of a more informed and price conscious consumer, have put increased pressure on retailers to reduce expenses to remain competitive. Consequently, retailers are seeking to reduce inventory management costs by selecting suppliers that can respond to "just-in-time" purchasing and "quick response" delivery techniques that enable the retailer to better match product inventory to actual customer demand. Retailers and other vendors also are increasingly demanding that their suppliers comply with standards for electronic data interchange ("EDI"), electronic commerce and very specific labeling requirements.

      As a result of these trends, manufacturers and suppliers are experiencing significant pressures to satisfy customer demands for improved product delivery and reduced delivery times. Historically, manufacturers have organized their businesses primarily to increase manufacturing efficiency and output. However, as major customers shift the burden of inventory management to the manufacturer or distributor, manufacturers and distributors have refocused their business process re-engineering efforts to evaluate the service and value provided to customers from existing operations and are seeking alternatives for streamlining the warehousing and distribution process. The need to satisfy customer demand for more effective and efficient order fulfillment has caused manufacturers to seek greater control over the entire supply chain to minimize materials inventories, ensure the timing of deliveries from suppliers, reduce manufacturing cycle times, minimize finished goods inventories, maximize the efficiency of warehousing and transportation systems and provide superior response times to customers.

      Retailers, manufacturers and suppliers, and distributors are increasingly recognizing that significant cost savings can be achieved through warehouse computerization and automation. An effective warehouse management system will reduce costs and assist in improving customer service by achieving the following objectives:

      o Reduction of Errors. Receiving, stocking and picking errors are common in a manual paper-based warehouse. An automated warehouse management system is self-checking and ensures virtually 100% accuracy for every transaction.

      o Improvement of Inventory Accuracy. The self-checking nature of an automated warehouse management system ensures inventory accuracy and eliminates the costly series of manual checks and backtracking that results when the inventory on the books and the physical inventory in a warehouse do not match. As a result of the poor accuracy in paper-based warehouses, costly physical inventories need be taken to reconcile the system inventory to the actual inventory. The inherent accuracy and cycle counting features of a warehouse management system can eliminate the need for a physical inventory.

      o Improved Space Utilization. A warehouse management system tracks all warehouse locations and can direct where each product can best be stored for maximum space utilization.

      o Increased Productivity. A warehouse management system maximizes the time operators spend adding value to the distribution process, filling orders and receiving goods. System direction minimizes search time and dispatches operators and pickers to the best task given the equipment and current location. A warehouse management system also gives the warehouse control of the workload and provides visibility into the entire range of tasks that need be performed within a given time period.

      o Improved Labor Management and Reporting. Paperwork in a warehouse for picking and stocking drastically hampers productivity. Paperless warehouse management system applications provide real-time information, reduce the possibility for data entry errors and information delays and improve productivity. In addition, a warehouse management system has vast reporting capabilities because every transaction is recorded. In paper-based warehouses, the only method available for tracking productivity and performance is a manual log that is time consuming to keep, susceptible to error and is only as good as the information each operator provides.

      o Support of Customer EDI Requirements. Retailers and other vendors are increasingly demanding that their suppliers comply with standards for EDI, electronic commerce and specific labeling and packaging requirements. A warehouse management system can provide special bar-code labeling and can track any value-added packaging operations required.

      o Integration. Manufacturers require warehouse activities to be integrated with their manufacturing and accounting systems. Such levels of data processing and system integration require a capable, highly integrated warehouse management system solution.

      Initial warehouse automation software systems developed in the early 1980s only produced "batch" picking, shipping, receiving and product movement reports that detailed the expected merchandise handling operations for an entire day. These systems provided initial improvements in warehouse efficiencies, but were unable to respond quickly to unexpected circumstances, such as unscheduled shipments or scheduled deliveries that did not arrive, damaged goods that could not be shipped when scheduled, and products stored in incorrect locations.

      During the 1980s, automatic identification (primarily bar coding) became widely accepted, and the cost of computer platforms supporting the initial warehouse automation systems dropped as mini-computers and personal computers were introduced and gained acceptance in the business workplace. In addition, radio frequency hardware technology was introduced that first enabled software designers to develop warehouse automation software that utilizes a local radio network installed in the customer's warehouse to connect hand-held and forklift-mounted mobile data terminals with the warehouse's central computer. This development made possible software systems that manage a warehouse dynamically in "real time" rather than batch mode. Real-time systems offer many advantages over batch mode systems, including the ability to adapt to unexpected circumstances, such as "rush" orders, late or unexpected in-bound shipments, and incorrectly located merchandise; the ability to conduct partial inventory counts while the warehouse remains fully operational; and the ability to improve employee productivity by directing each worker to the next task to be performed based upon the worker's current location and the location and priority of the task.

      Initially, warehouse management systems were custom-developed by internal management information system (MIS) departments or third-party software developers. These early custom-developed systems were often based on proprietary operating systems, written in second and third generation programming languages and very specific to the user's current methods of operation. As cost and time overruns became commonplace, the finished system often exceeded budget, fell behind schedule and was incapable of adapting to change as the business developed. As computer hardware prices declined and less-costly minicomputers, personal computers and computer networks replaced mainframes in the workplace, it became desirable for computer applications to be written in a manner that allowed the application to be transported from one computer to another. The emergence of open system technology addressed this problem and evolved into the preferred platform for many software applications, including warehouse management systems, and many different data collection applications. Open systems are based on industry standards, permit the integration of multi-vendor hardware and software components and are designed to accommodate new components and technology as they become available. The Company believes that it was one of the first suppliers of an open system warehouse management system.

      The proliferation of open system technologies in the early 1990s and the availability of software development tool sets has led to the recent development of custom configurable off-the-shelf products. Recent improvements in software design, computer hardware, warehouse equipment and radio frequency technology have enabled warehouse management software developers, such as the Company, to design and install more affordable systems with increased functionality.

      According to an industry analyst, at December 31, 1996, there were more than 550,000 domestic warehouses and distribution centers, of which no more than 10% were employing some level of automation. The Company believes that the increasing need of manufacturers and distributors to satisfy customer demand for more effective and efficient order fulfillment will continue the trend of manufacturers and distributors to seek the benefits of a state-of-the-art warehouse management system.

Strategy

      The Company's objective is to continue to be a leading provider of warehouse management software solutions and services and to expand its presence worldwide. To achieve these objectives, the Company has adopted the following strategies:

      o Strategic Alliances. The Company intends to supplement its marketing efforts by aligning itself with complementary solutions providers and technology partners. Strategic alliances also will assist the Company in keeping pace with technological developments of the major software and hardware vendors and, in certain instances, provide the Company with product development services. The Company has entered into a strategic alliance with QAD, Inc., a leading provider of global supply chain management and enterprise resource management solutions. This relationship includes co-marketing and technology-sharing arrangements and provides the Company access to a very large existing customer base. Through similar alliances, the Company expects to gain greater exposure and acceptance of its products and services. See "-- Sales and Marketing."

      o New Product Development. The Company intends to continue to produce a quality warehouse management system product that meets client expectations in terms of functionality, flexibility, procurement cost, implementation cost and ongoing maintenance cost. The Company believes that the RIMS product line meets these expectations and will continue to do so as the product evolves. The Company is committed to continuous product improvement through a software development program that is driven by industry focus groups and customer input. The Company intends to continue to utilize its industry, customer and supplier relationships to keep abreast of emerging standards, protocols and application programming interfaces as such trends are introduced and gain market acceptance. The Company believes that Internet-based applications will be the next significant technology change in the warehouse management system industry. Development is currently underway for RIMS.2001 enhancements that will utilize this technology. The Company believes that a portable, open, world wide web-based, multi-tiered, front-end application architecture will supplant the traditional proprietary client/server technology currently employed by its competitors. See "-- Products, "-- Third Party Hardware Products," and "-- Product Development."

      o Establish Vertical Market Concentration. By tailoring RIMS.2001 to support the uniqueness of certain targeted markets, the Company believes it will have a competitive advantage in selling to prospective customers in the same industry in which similar functional and implementation issues arise. The Company believes that the expertise developed in each of these vertical markets also will further contribute to its standard RIMS.2001 product. In the development of RIMS.Food, the Company established a focus group consisting of current and potential clients in the food manufacturing and distribution industry. This focus group provided direction, guidance and partial funding for the development of RIMS.Food. The Company intends to replicate this process to establish itself in other vertical markets and has identified the following vertical markets as additional targets: automotive, consumer products, petro chemical products, public utilities and pharmaceutical products. See "-- Product Development."

      o International Expansion. The Company intends to establish itself in the international business market. In this regard, the Company has established formal relationships with distributors in Canada, the United Kingdom, Mexico, Brazil, Argentina and New Zealand that are established systems integrators with large customer bases in their respective regions. The Company intends to establish additional international relationships and to strategically locate sales and support offices worldwide to support its distributors as the number of foreign distributors expands. See "-- Sales and Marketing."

      o Training, Implementation and Support. A key to the success of a warehouse management system supplier is its ability to provide the necessary services and expertise required to effectively implement a complex warehouse management system. The Company believes that the efficiency of its implementation process will allow the Company to increase sales to prospective customers seeking standard, configurable software solutions and enable the Company to increase its market share with respect to its competitors. The Company intends to continue to develop and improve its services organization and its innovative conference room pilot program to ensure a continued simple and efficient implementation process for its customers. See "-- Service and Maintenance" and "-- Sales and Marketing."

Products

      The Company's principal product, RIMS.2001, is a full-featured, state-of-the-art warehouse management solution. The Company also markets RIMS.Food, which is a modified version of RIMS.2001 that was recently developed and is targeted at fresh and frozen food manufacturers and distributors. The RIMS.2001 product line is a highly scaleable, highly configurable and flexible product with baseline functionality and features sufficient for most warehouse installations. The strength of RIMS.2001 is its adaptability to varied environments without modification. RIMS.2001 is generally sold as an entire turnkey solution that provides the Company's customers with both the software and the hardware, if requested, necessary for a comprehensive warehouse management system.

      As a standard, "off-the-shelf," highly-configurable software system, RIMS.2001 is designed to be deployed in approximately four months and to achieve measurable cost savings for customers. The efficiency of implementing the Company's software solutions results from the open systems architecture of RIMS.2001, which runs on various operating platforms and uses either Oracle or Progress database management system software, and the Company's extensive experience in developing warehouse management systems. The Company believes that its customers recognize cost savings throughout the warehousing and distribution processes as a result of increases in worker productivity, efficiencies in space utilization, increases in inventory accuracy, increases in lot number controls, product expiration date controls and product serialization controls, and the elimination of costly shipping errors through the use of bar code technology.

      RIMS.2001. RIMS.2001 is a responsive software application designed to manage an entire warehouse operation. As a user configurable solution, RIMS.2001 incorporates numerous warehousing practices and strategies as standard capability. RIMS.2001 is an open systems solution that is not restricted to any particular equipment or computer system. As such, the application software has been installed on numerous hardware platforms and database management systems. RIMS.2001 can interface with an organization's current materials handling equipment and transactions-based systems and is easily integrated with customer or third party purchasing, electronic data exchange, bar coding, accounting, manufacturing resource planning ("MRP") and enterprise resource planning ("ERP") applications. RIMS.2001 also utilizes radio frequency communications and bar coding to provide real-time management, validation and tracking of all warehouse activities. RIMS.2001 directs personnel and equipment and manages the inventory, space, radio terminals, bar code scanners and printers in the warehouse in an efficient and cost effective manner.

      RIMS.2001 is a comprehensive application that manages the receiving, put away, outbound order processes, and general warehouse operations. With each warehouse process, RIMS.2001 provides a variety of tactical choices that can be user defined to a customer's specific requirements and needs and that are designed to maximize efficiency. Major system functions include:

      o Receiving. The receiving process provides control over the receipt of inventory through scanning the bar codes of incoming product to ensure accuracy of inventory in the warehouse. This process facilitates the matching of purchase orders, transfer orders, advanced shipping notices and customer returns. The receiving process supports pre-storage activities, such as returned goods processing and quality assurance inspection.

      o Putaway Process. The putaway process ensures that all inventory is stored in the most efficient location available based on pre-configured management strategies. The Company or the customer will configure the system to implement the customer's unique business demands, assigning locations based on the customer's parameters with consideration given to product characteristics, product velocity, demand codes, delivery and shipping requirements, storage devices and cross-docking strategies.

      o Picking and Shipping. The RIMS.2001 outbound order process analyzes each order to determine the most efficient packing, loading and shipping procedures. The order processing function is configured to match each customer's management strategies. The outbound order process includes, among other features, order selection, allocation, picking, loading and shipping.

      o Management. The general warehouse operations process manages the availability of space and the movement of warehouse personnel, inventory and material handling equipment through information shared by management and warehouse employees. The real-time information and product flexibility allows a customer to test or implement different strategies to maximize productivity and efficiency. The system allows customers to combine multiple tasks into a single job assignment, such as grouping a put-away and picking assignment into one trip. RIMS.2001 facilitates cycle counting, automatic replenishment, product moves, inventory control and consolidation, labor tracking, system security, space utilization, vehicle management and rewarehousing.

      RIMS.Food. RIMS.Food is a specialized application of RIMS.2001 targeted at the food industry. This product includes all of the basic features and benefits of the base RIMS.2001 product, and is the first product created by the Company to focus on a particular vertical market. RIMS.Food is pre-configured to address the unique requirements of the food industry. Key features include: specialized processing, such as date triggers (sell by date, cure date, use by date, freeze date, etc.), enhanced lot tracking, and industry-specific bar coding.

Service and Maintenance

      In addition to licensing of RIMS.2001, the Company offers certain services and maintenance agreements to its customers. Services provided by the Company include project management, product customization, configuration support, training and implementation support.

      Maintenance is not provided as part of the Company's license agreement; however, the Company offers turnkey maintenance services for the RIMS.2001 software and certain hardware components of the system under a separate maintenance agreement. Maintenance agreements are typically initiated at the time of implementation, are renewable annually, and entitle the customer to telephone support, software upgrades, installation assistance and priority problem resolution, including software fixes. Maintenance fees are typically a percentage of the license fees (excluding hardware), with additional fees for extended hours. If elected by the customer, maintenance support is offered 24-hours per day, seven days per week. In the event a customer does not enter into a maintenance agreement with the Company, it would still be entitled to software fixes for reported problems during the first year of its system's installation, pursuant to the one-year warranty provided to the Company's customers in connection with the standard RIMS.2001 license fee; however, to date, all RIMS.2001 customers have entered into a maintenance agreement with the Company after system implementation.

      The Company has several groups responsible for offering services and maintenance to ensure customer satisfaction, including Software Engineering, Product Support, Training and Customer Support. The Company's Software Engineering Group offers a structured implementation program that typically lasts two to three months and begins with the development of joint business scenarios between the Company and the customer. This process consists of training, business scenario development, configuration of the software, the conference room pilot program, project management and implementation support services. The conference room pilot program enables the Company and the customer to model warehouse management operations and resolve operating issues prior to live implementation. The Company's Product Support Group is responsible for managing and installing operational systems, hardware, networks, communication links and relational database management systems. Further, the Company offers training to its customers for its RIMS products. Standard training for RIMS includes three courses over three to four weeks. The Configuration course explains basic RIMS terminology and methodology related to system configuration and setup. The Supervisors course provides warehouse management the training necessary to effectively control and monitor the facility. The Operators course is a hands-on training course for warehouse workers concentrating in the execution of RIMS-related tasks. Customized courses are also made available on request. A Train-the-Trainer course provides information and materials to third-party trainers who will perform the future RIMS training. A RIMS Internals course is designed to provide technical personnel with knowledge of the software design and internal operations of the RIMS system. The Company offers extensive customer support to its maintenance customers, including a 24-hour help line.

      In those cases in which the standard RIMS.2001 product cannot meet the customers needs, the Company can enter into contracts to perform certain modifications to the baseline product.

Third Party Hardware Products

      The Company's RIMS.2001 products use an open architecture that enables customers to use various operating systems, operate on multiple hardware platforms and interoperate with many third party software applications and legacy systems. This open system capability enables customers to continue using their existing computer resources and to choose among a wide variety of existing and emerging computer hardware and peripheral technologies.

      In conjunction with virtually all sales of RIMS.2001, the Company resells a variety of hardware products developed by third parties, including computer hardware, radio frequency terminal networks, bar code printers and scanners, and other peripherals. In addition, the Company resells computer hardware and network devices in support of office client server systems. The Company resells all third-party products pursuant to agreements with the products' manufacturers or through distributor authorized reseller agreements pursuant to which the Company is entitled to purchase products at discount prices and to receive technical support in connection with product installations and subsequent product malfunctions. The RIMS.2001 hardware-related agreements generally permit the Company to resell the third-parties' products to any RIMS.2001 user in the United States. The Company anticipates that its foreign distributors or other third party vendors will sell any hardware or peripherals required in connection with the sale of RIMS.2001 outside of the United States. The Company anticipates that sales of third-party products will decrease in importance and as a percentage of revenues over time as sales of the Company's software licenses and services increase.

Other Sales and Services

      In addition to its RIMS.2001 systems, the Company designs, implements, installs and supports computer systems networks and office software on a limited basis. Customers range from Fortune 100 companies with sophisticated fault-tolerant, inter-networking, high connectivity needs, to medium- and small-size companies requiring implementation and support of a workgroup local area network. The Company provides entire turnkey software solutions, consulting, systems analysis and custom training on almost any application to be run on a network. The Company is fully equipped to support most "off-the-shelf" software applications written for Novell, NT or UNIX, and offers its customers a full range of support services, ranging from the resolution of a specific application problem to a full software support contract encompassing any or all of its customer applications. The Company is a single source provider due to its ability to (i) install hardware and application software for local area networks, (ii) configure, upgrade and maintain such systems, and (iii) provide training relating to such systems to its customers.

Customers

      The Company targets its marketing efforts primarily on manufacturers, distributors, retailers and wholesalers in the food processing, consumer products, petro chemical products, public utilities and pharmaceutical sectors, as well as other high-volume wholesalers. As of May 31, 1997, the Company had licensed RIMS.2001 to 22 customers operating a total of 28 warehouses.

      Customer orders for the Company's RIMS.2001 products over the last three fiscal years have ranged from approximately $50,000 to over $2 million. Due to the size of most orders and the need for differing amounts of modification for each installation, the Company historically has obtained orders from a relatively small number of new customers each fiscal quarter. As a result, individual customers have often accounted for more than 10% of total revenues in a particular fiscal period. For the fiscal year ended May 31, 1995, the Company had two customers that accounted for approximately 34% and 13% of total revenues. For the fiscal year ended May 31, 1996, the Company had three customers that accounted for approximately 15%, 14% and 12% of total revenues. For the fiscal year ended May 31, 1997, the Company had two customers that accounted for approximately 21% and 13% of total revenues. Because of the nature of the Company's business operations, the Company anticipates that the number of customers that account for more than 10% of total revenues for a fiscal period will vary from period to period depending on the status and timing of significant orders by a particular customer or customers in any given fiscal period. However, as sales of the standard RIMS.2001 product increase and the average dollar amount of system orders decreases, the Company expects that the number of customers accounting for more than 10% of total revenues for a fiscal period will decline.

Sales and Marketing

      The Company currently markets its products and services primarily through a direct sales force in North America and directly and indirectly in other parts of the world. The Company conducts comprehensive marketing programs that include telemarketing, public relations, direct mail, advertising, seminars, trade shows and ongoing customer communications programs. Sales and marketing personnel are located at the Company's headquarters in Massapequa, New York and in field offices located in Atlanta, Georgia, Pittsburgh, Pennsylvania, Cranston, Rhode Island and San Ramon, California. The Company expects to upgrade and expand its existing field offices and to open an additional North American sales and support office in fiscal 1998, which office will likely be located in Chicago, Illinois. The Company also expects to open in fiscal 1998 its first two international sales and support offices, which offices will likely be located in Europe and Australia.

      The Company obtains sales leads through advertising, seminars, trade shows and relationships with industry consultants. A typical sales cycle begins with the generation of a sales lead or the receipt of a request for proposal ("RFP") from a prospective customer or his representative. After qualification of the sales lead and analysis of the prospective customer's requirements, a formal proposal in response to the RFP is prepared. The proposal generally describes how RIMS.2001 is expected to meet the RFP requirements and associated costs. Product demonstrations are often conducted at the prospective customer's facilities using realistic data and scenarios. Site visits to other RIMS.2001 installations are also encouraged by the Company's sales staff. While the sales cycle varies substantially from customer to customer, it typically ranges from three to six months for a standard system and from six to 12 months for a system requiring substantial modification The Company expects that the sales cycle for the standard RIMS.2001 system will be reduced to 60 to 90 days as the system becomes more widely known through increased advertising.

      The Company often employs an innovative conference room pilot approach for potential new customers. The potential customer is offered a fully-functioning RIMS.2001 system for configuration, evaluation and analysis. The client executes the RIMS.2001 application by working hands-on with a test machine in a controlled environment at its own headquarters. The conference room pilot offers a unique opportunity to confront issues that a customer might otherwise face in the actual operation of its warehouse, and to work with the Company to solve potential problems prior to full-scale system implementation. The Company believes this program is instrumental in establishing client confidence and promoting additional awareness of the broad functionality of the RIMS system. The conference room pilot also enables potential customers to define additional requirements for modification and provides mutual assurance to the Company and the customer that any defined modifications are, in fact, needed. A client fee and the costs of the necessary training services are charged to the potential customer in connection with this program. At the conclusion of the pilot period, the customer has the option to request a full refund of any license fees paid. To date, no customer has requested a refund.

      In addition, the Company has developed a standardized, comprehensive and detailed implementation plan to guide new customers smoothly from contract signing to system startup. The Company's project managers utilize this plan to ensure that projects are completed effectively and within budget. Depending on the experience level of the customer and the ease of host integration, a first time customer will be placed on a plan that ranges from 16 to 24 weeks past contract signing. Subsequent sites can typically be implemented four to eight weeks apart.

      The Company intends to supplement its marketing efforts by aligning itself with complimentary solutions providers and technology partners. Strategic alliances also assist the Company in keeping pace with technological developments of the major software and hardware vendors and, in certain instances, provide the Company with product development services. The Company has entered into a strategic alliance with QAD, Inc., the developer of the MFG/PRO ERP system. This relationship includes co-marketing and technology-sharing arrangements, and will provide the Company access to a very large existing customer base. Purchasers of the MFG/PRO ERP system may be linked to RIMS.2001 through an application program interface module that contains software of the Company as an integral component. The integration of the Company's software into the application program interface assures purchasers of the MFG/PRO ERP system that any future upgrades to the system will also upgrade the warehouse management system of such customer if such customer has RIMS.2001 in place. A purchaser of an MFG/PRO ERP system that is not linked to RIMS.2001 will not receive the benefit of this upgrade capability. Currently, RIMS.2001 is the only available warehousing solution that conforms with the MFG/PRO ERP system application program interface and provides upgrade capability. This upgrade capability provides customers with a significant cost savings by eliminating the customer's need to adjust interfaces to maintain the integrity between MFG/PRO ERP system and RIMS.2001.

      The Company intends to establish itself in the international business market and currently markets RIMS.2001 through resellers located in Canada, South America, Mexico, the United Kingdom and New Zealand. These resellers are established systems integrators with large customer bases in their respective regions. The

Company's agreements with such resellers are not exclusive, except for the Company's agreement with its United Kingdom reseller, which is exclusive in the United Kingdom and Ireland and non-exclusive in Scandinavia and Germany. The Company intends to establish additional non-exclusive international resellers in Europe, Africa, the Middle East and Asia. As the number of foreign resellers expands, the Company intends to strategically locate sales and support offices throughout the world to support these distributors.

      For the fiscal year ended May 31, 1997, approximately 3.3% of the Company's revenues were generated outside the United States. The Company expects that international sales will significantly increase as it adds additional international resellers and opens Company-owned international sales and support offices. There are a number of risks inherent in the Company's current and proposed international business activities. There can be no assurance that such factors will not have an adverse effect on the revenues from the Company's future international sales and, consequently, on the Company's results of operations.

Product Development

      The Company seeks to offer an extensive, integrated product line that provides complete warehouse management functionality to warehouses worldwide. To effect this strategy, the Company intends to continue to introduce new modules, upgraded functionality and enhancements to existing products.

      The Company, through its development and support personnel, works closely with its customers and prospective customers to determine their requirements and to design enhancements and new products to meet customer needs. Using the focus group approach and input from the user community, the Company's steering committee will select suitable enhancements for inclusion in future releases of RIMS.2001. Software development is funded by Company funds and, to a lesser extent, customer funds. Product improvements are often initiated by customer funding of modifications that can be incorporated into the standard package. Customers benefit by funding enhancements that improve the baseline product through lower maintenance costs and future ability to upgrade. All Company product development is performed by its employees. The Company's capitalized software development costs were $464,477, $815,908 and $1,518,298 in fiscal 1995, 1996 and 1997, respectively.

      The original version of RIMS.2001 was introduced in June 1994 (Version 3.0). The Company plans to undertake continuous product improvement to ensure competitiveness. New modules and features are being added and the Company's goal is to release two new versions per year. In May 1997, the Company released Version 3.4, and Version 3.5 is scheduled for release in the fourth calendar quarter of 1997.

      Warehouses for different vertical markets often require different features and functionality. In addition to modifying standard RIMS.2001 product, the Company is in the initial stages of developing pre-configured versions of RIMS.2001 that the Company anticipates will address the needs of specific vertical markets. The Company believes that the expertise developed in each of these vertical markets also will further contribute to its standard RIMS.2001 product. The RIMS.Food product, which was introduced in May 1997, was the first of these versions. In the development of RIMS.Food, the Company established a focus group consisting of current and potential clients in the food manufacturing and distribution industry. The focus group provided direction, guidance and partial funding for the development of RIMS.Food. The Company intends to replicate this process to establish itself in other vertical markets and, upon development of each industry-specific version of RIMS.2001, to hire a dedicated sales force to market such product within the applicable vertical market. The Company has initially targeted the automotive, consumer products, petro chemical products, public utilities and pharmaceutical products industries as additional markets for an industry-specific RIMS.2001 product, and intends to have its next industry-specific focus group meeting in the fourth calendar quarter of 1997.

      The Company is continuing its software development efforts by designing enhancements to RIMS.2001 using Internet and intranet-based technology, including enhancements based on a combination of the Java language and HTML (hypertext markup language). By incorporating this technology into RIMS.2001, authorized users on the World Wide Web will be able to access information in any RIMS.2001 World Wide Web-enabled server, utilizing standard World Wide Web browsers. For example, a RIMS.2001 customer will be able to permit its authorized users to access its RIMS.2001 data repository via the World Wide Web, which will reduce the burden on its customer service department because the status of orders and the location of inventory for an order may be monitored directly by the authorized user (i.e., a retail customer or plant manager). The Company's development of an Intranet-based application (Java and HTML) will permit warehouse management and related activity (e.g. customer service) to be performed entirely through World Wide Web browsers within the confines of the client organization. This architecture will permit access to data from authorized users via a familiar browser interface. Scalability and ease of maintenance are additional benefits of this architecture.

      There can be no assurance that the development of these product enhancements will be completed successfully or that they will include the features required to achieve market acceptance. The introduction of each new release of RIMS.2001 has resulted in enhancements of earlier releases as the new releases offer improved features and functionality over prior versions. Since the Company continues to offer earlier releases of RIMS.2001, to service, support and provide maintenance on such earlier releases and to make new releases of RIMS.2001 available to customers, the obsolescence of earlier releases has not had and is not expected to have a material impact on the Company's results of operations or financial condition. Delays or difficulties associated with introductions of new features, modules and products could have a material adverse effect on the Company's business, results of operations or financial condition.

Competition

      The market for warehouse management and distribution software and related services is intensely competitive and is characterized by rapid changes in technology and user needs and the frequent introduction of new products and product enhancements. The Company's competitors and potential market entrants range from small, privately-held firms to large national and international organizations with more extensive technical staffs and technological resources, larger marketing and sales organizations, and greater financial resources than the Company. The Company also competes with software applications developed by the internal management information system departments of its potential customers. The Company, however, believes that potential customers increasingly will purchase software applications from outside vendors, including the Company, due to high development costs, poor support, the lack of comparable functionality and inconsistent or delayed development schedules.

      The Company believes that historically the market for warehouse management and distribution software could be characterized by the size of the customer or the complexity of the customer's warehouse handling environment. Competitors in the high end of the market offered turnkey systems that typically integrated all aspects of hardware, software and services related to the warehouse management system, including real-time labor management functionality, labor planning, tracking and management functionality, integrated host system communications, modular software development, material handling device control, automated storage equipment control, inbound/outbound traffic management, and full receiving, putaway/storage, order processing, picking, shipping, inventory control and management reporting functionality. Middle market competitors differ from high end competitors primarily by offering systems with limited hardware flexibility, little or no management, labor and storage reporting, little or no radio frequency functionality and reduced hardware and software costs. Middle market systems generally provide excellent tracking and control, but do not actively help to manage the warehouse operation. At the lower end of the market, competitors tend to specialize in a specific aspect of warehouse functionality, such as receipts tracking, warehouse data collection tasks or carousel control, and have smaller technical and development staffs.

      The Company believes that, unlike most of its competitors, it can compete effectively in both the high end and middle segments of the market due to the scaleability, flexibility, configurability, functionality and price of RIMS.2001. The Company has a large number of competitors in these markets and believes that its primary competitors in these markets are McHugh Freeman and Associates, Manhattan Associates and Catalyst International, Inc., each of which provides complete warehouse management and distribution software. In addition, certain well-known computer manufacturers and software developers, such as SAP AG, J.D. Edwards & Co., BAAN Company N.V. and PeopleSoft, Inc., offer integrated manufacturing or accounting software packages that include a warehouse management component. Many of the Company's competitors have greater name recognition, more extensive engineering, management and marketing capabilities and significantly greater financial, technological and personnel resources that the Company.

      Over the last few years, as software developers began to develop software for more than one customer in the same industry, the market for warehouse management systems has increasingly been characterized by the industry in which the customer competes. By tailoring RIMS.2001 to support the unique features of certain targeted markets, the Company believes it will have a competitive advantage in selling prospective customers in the same industry in which similar functionality and implementation issues arise. The Company has identified the foods, automotive, consumer products, petro chemical products, public utilities and pharmaceutical products markets as its target markets, and has developed RIMS.Food as a specialized application of RIMS.2001 targeted at the food industry.

      The Company believes that the competitive factors affecting its markets include features such as openness, scalability, ability to integrate with third party products, functionality, adaptability, ease of use, product reputation, quality, performance, price, customer service and support, effectiveness of sales and marketing efforts and company reputation. Although the Company believes that it currently competes favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with greater financial, marketing, service, support, technical and other resources than the Company.

Proprietary Rights, Licenses and Pricing

      The Company relies on a combination of contract, copyright, trademark and trade secret laws, and other measures to protect its proprietary information. The Company does not have any software patents or patent applications. Trade secret and copyright laws afford only limited protection. The Company believes that, because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection are less significant in affecting the Company's business, results of operations or financial condition than factors such as the knowledge, ability and experience of the Company's employees, frequent product enhancements and timeliness and quality of support services.

      The Company generally sells its products to its customers under a non-transferable perpetual license. The Company generally licenses its products solely for the customers' internal operations and only at designated sites. The Company also makes available multi-site licenses and enterprise licenses. Domestic multi-site licenses are discounted from the first license fee for the second site and beyond. Enterprise licenses are structured as a one time fee with unlimited usage, plus a nominal fee as additional sites are installed with the software. Licensing of RIMS.2001 is concurrent user based. Discounts are generally applied for multi-site licenses. International license fees tend to be slightly higher and are structured by region.

      The Company does not provide source code to the customer under its licenses. The Company believes that providing source code increases the likelihood of misappropriation or other misuse of the Company's intellectual property. The Company has, however, entered into source code escrow agreements with certain customers whereby, under certain circumstances, source code is made available to a customer. This is a common practice in the software industry. Under the terms of the Company's license agreements, the Company generally owns all modifications to its software that are implemented for a customer.

      The Company is not aware of any case in which its products, trademarks or other proprietary rights infringe the property rights of third parties, but has not performed any independent investigations to determine whether such infringement exists. Accordingly, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products or that any such assertion may not require the Company to enter into royalty arrangements or result in litigation. As the number of software products in the industry increases and the functionality of these products further overlap, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend.

Employees

      As of September 19, 1997, the Company had 52 employees. The Company had five employees primarily in management and administration, 18 in product development, eight in software services, eight in customer support, and twelve in sales and marketing. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company considers its relations with its employees to be satisfactory.

Item 2. Description of Property.

      The Company's headquarters are located in Massapequa, New York in approximately 10,000 square feet of office space that is leased from Robocom Properties, Inc., a corporation of which the principal shareholders are currently officers or directors of the Company. See "Item 12. Certain Relationships and Related Transactions". The annual rental on the corporate headquarters is $168,000 (excluding operating expenses, insurance, property taxes and assessments), subject to increases based upon fluctuations in the prime rate, as published in the Wall Street Journal. The lease expires on December 31, 2010.

      The Company also leases approximately 2,000 square feet in Teaneck, New Jersey. The lease expires on January 1, 2002 and may be extended by the Company for an additional five-year period. The lease has an annual rental rate of $33,297 (excluding operating expenses, insurance, property taxes and assessments).

      In addition, the Company has short-term leases for its salespeople across the United States.

      The Company believes that its existing facilities are sufficient for its operations, although it intends to open additional sales and support offices in the future.

Item 3. Legal Proceedings.

      The Company is not a party to any material legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

      Effective as of May 15, 1997, the shareholders of the Company unanimously approved by written consent the adoption of the Company's 1997 Stock Option and Long-Term Incentive Compensation Plan and the amendment and restatement of the Company's certificate of incorporation and by-laws in contemplation of the Company's initial public offering of its Common Stock.

                                     Part II

Item 5. Market for Common Equity and Related Shareholder Matters.

      The Company's Common Stock is listed on The Nasdaq Stock Market under the symbol RIMS. Since the initial public offering of the Common Stock on June 26, 1997 at $6.50 per share, the Common Stock has traded at a high of $8 per share and a low of $6-7/8 per share. These prices are determined by over-the-counter market and therefore do not reflect broker's fees or commissions.

      As of September 19, 1997, there were 3,467,984 shares of the Company's Common Stock outstanding held by approximately 15 shareholders of record.

      The Company does not currently pay dividends on its Common Stock. It is management's intention not to declare or pay dividends on the Common Stock, but to retain earnings, if any, for the operation and expansion of the Company's business.

Item 6. Management's Discussion and Analysis or Plan of Operation.

      Certain statements in this Report and in the documents incorporated by reference herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; industry trends; changes in demand for the Company's product; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in pricing policies by the Company or its competitors; unanticipated delays in the development, market acceptance or installation of the Company's products; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; governmental export and import policies; global trade policies; and worldwide political stability and economic growth. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Overview

      The Company's principal activities include marketing and support of comprehensive warehouse management software systems. In addition to its core business, the Company also provides, to a limited extent, system integration services in support of office client server systems. The Company licenses its RIMS warehouse management systems and, in connection with its other system integration services, certain third-party software products; it provides related services (including customization and modification, project management, training and implementation) and maintenance support; and it sells related third-party hardware products. The Company has achieved annual increases in revenues in the last three fiscal years due primarily to the development and deployment of its standard RIMS.2001 product in fiscal 1995. Prior to such time, the Company's revenues were principally derived from highly-customized RIMS warehouse systems and adaptations that required substantial modifications to meet the functionality required by customers. Over the past three fiscal years, the Company's results of operations increased from net income of $744,248 in fiscal 1995 to net income of $1,816,580 in fiscal 1997. In addition, since the Company's introduction of the standard RIMS.2001 product in fiscal 1995, the rate of RIMS.2001 installations has increased from a total of six installations in the fiscal year ended May 31, 1995 to 17 installations in the fiscal year ended May 31, 1997. The Company expects RIMS.2001 and related revenues to continue to account for a substantial portion of the Company's revenue for the foreseeable future. As a result, the Company's future operating results are significantly dependent upon continued market acceptance of RIMS.2001 and enhancements thereto. In addition, since a substantial portion of the Company's revenues in any fiscal period are derived from relatively few sales of RIMS.2001, both the number of new sales of RIMS.2001 and the timing of orders for, and installations of, new systems in any fiscal period, has caused and is expected to continue to cause, significant fluctuations in revenue from period to period.

      The Company's revenues are derived from software license fees, fees for services, sales of hardware and maintenance fees. Software license fees include revenue from the licensing of the Company's proprietary RIMS.2001 software and revenue from the sublicensing of certain third-party software. Software license fee revenue is recorded when the software has been delivered, the license agreement with the customer has been executed and collection of the resulting receivable is deemed probable. Service revenues are derived from project management, customization and modification of licensed software, training, on-site support and implementation services. Service revenues are recorded using the percentage of completion method of accounting. Hardware revenues are derived from the Company's resale of a variety of third-party hardware products on behalf of other manufacturers, including computer hardware, radio frequency equipment, bar code printers and other peripherals. Such revenues are recognized when the title to such hardware passes to the customer. Customers typically enter into one-year maintenance agreements with the Company upon the completion of the software installation and pay maintenance fees monthly. The Company recognizes revenue from each maintenance agreement ratably over the period covered by the agreement, but is only required to perform maintenance services as and when they are requested by the customer. Historically, all of the Company's customers have entered into, and substantially all of the Company's customers have renewed, maintenance agreements with the Company.

      The Company's total revenues in any period are substantially dependent upon a relatively small number of large sales. Revenues from the Company's five largest customers in each of fiscal 1995, 1996 and 1997 accounted for approximately 70%, 56% and 50% of total revenues, respectively. The Company expects that this downward trend will continue as the Company further penetrates the market with its RIMS.2001 products.

      Costs of revenues represents the cost of software modification, system implementation and other services, hardware and maintenance support. Costs of services and costs of maintenance consist primarily of labor costs for customer support, including personnel costs, and costs relating to subcontracted services and overhead. Typically, costs of maintenance associated with the Company's standard maintenance contract decrease over the life of the maintenance contract. The number of programmers and service and support personnel employed by the Company was 25, 27 and 34 at May 31, 1995, 1996 and 1997, respectively. Some programmers also function as engineers in the development of software, as described below. Cost of hardware consists primarily of the cost of hardware sold by the Company on behalf of other manufacturers.

      Amortization of software development costs consists of the amortization of costs of engineering personnel and related development expenses, such as the development of software tools and documentation, capitalized starting at the point technological feasibility is demonstrated. The Company believes that a significant level of investment in software development is essential to achieve and maintain a market leadership position. The Company capitalized $464,477, $815,908 and $1,518,298 in fiscal 1995, 1996 and 1997, respectively, for software development costs. Research and developments costs for these periods were not significant. The Company employed 14, 15 and 18 software development employees at May 31, 1995, 1996 and 1997, respectively, some of which also functioned as programmers for the installation or modification of the Company's software. Amortization of software development costs has increased primarily due to the commencement of amortization of capitalized software development costs for RIMS.2001 Versions 3.1 and 3.2 in January and September 1996, respectively, the month in which such version was first available for sale. RIMS.2001 has been technologically feasible since 1992 and salable since the beginning of fiscal 1995. The Company's current and planned product development efforts are directed at enhancing and improving RIMS.2001. Accordingly, the Company anticipates that the dollar amount of the amortization of software development expenses will increase. As a percentage of total revenue, however, the Company anticipates that amortization of software development expenses will decrease as revenues increase.

      Selling, general and administrative expenses consist primarily of salaries for sales, marketing, administrative, executive and financial personnel, commissions paid to sales personnel and travel and promotional expenses. The sales and marketing, general and administrative staff consisted of 15, 15 and 17 employees at May 31, 1995, 1996 and 1997, respectively. The Company believes that its selling, general and administrative expenses will increase in dollar amounts in the future as the Company expands its sales and marketing staff and as the Company experiences higher costs associated with being a public company; however, the Company anticipates that such expense will decrease as a percentage of total revenues as revenues increase.

Results of Operations:

      The following table sets forth, for the periods indicated, certain statement of operations data:

                                 (In thousands)

                                                         Year ended May 31,
                                                    ----------------------------
                                                     1995       1996       1997
                                                    ------     ------     ------
Revenue:
  Software license fees .......................     $  505     $  970     $1,241
  Services ....................................      3,382      3,195      2,741
  Hardware ....................................      2,068      1,793      2,352
  Maintenance .................................        858      1,006      1,179
                                                    ------     ------     ------
  Total revenues ..............................      6,813      6,964      7,513
                                                    ------     ------     ------
Cost of revenue:
  Cost of license fees ........................         34         63        193
  Cost of services ............................      2,622      2,302      1,280
  Cost of hardware ............................      1,534      1,399      1,842
  Cost of maintenance .........................        261        680        707
                                                    ------     ------     ------
  Total cost of revenues ......................      4,451      4,444      4,022
                                                    ------     ------     ------
Amortization of software
  development costs ...........................        297        311        441
                                                    ------     ------     ------
Gross margin ..................................      2,065      2,209      3,050
Selling, general & administrative
  expenses ....................................      1,275      1,076      1,199
                                                    ------     ------     ------
Income from operations ........................        790      1,133      1,851
Interest expense, net .........................         46          8         34
                                                    ------     ------     ------
Net income ....................................     $  744     $1,125     $1,817
                                                    ======     ======     ======

Comparison of Fiscal Years Ended May 31, 1996 and May 31, 1997

      Revenue. Total revenue increased by approximately 8% from $6,964,097 in the year ended May 31, 1996 to $7,513,490 in the year ended May 31, 1997. Software license fees increased by approximately 28% in fiscal 1997 as compared to fiscal 1996 primarily due to the increase in RIMS.2001 software licenses from five during fiscal 1996 to 17 during fiscal 1997. Services revenues decreased by approximately 14% in fiscal 1997 as compared to fiscal 1996, primarily due to the decreasing level of services required for the installation of highly-configured, pre-RIMS.2001 systems originally contracted for prior to fiscal 1995. Hardware revenues increased by approximately 31% in fiscal 1997 as compared to fiscal 1996, primarily due to increased sales of hardware by the Company in connection with its system installations. Maintenance revenues increased by approximately 17% in fiscal 1997 as compared to fiscal 1996, due primarily to the larger number of maintenance contracts in operation during such period.

      Cost of Revenues. Total cost of revenues decreased by approximately 10% from $4,444,119 in fiscal 1996 to $4,021,883 in fiscal 1997. As a percentage of revenue, total cost of revenues decreased from approximately 64% in fiscal 1996 to approximately 54% in fiscal 1997. The decrease primarily related to higher license fee revenues discussed above, which have minimal direct related costs, and higher margin services revenues due to increased modifications and training services during the 1997 period.

      Amortization of Software Development Costs. Amortization of software development costs increased by approximately 42% from $311,321 in fiscal 1996 to $441,291 in fiscal 1997. The increase was due to the commencement of amortization of capitalized software development costs for RIMS.2001 Versions
3.1 and 3.2 in January 1996 and September 1996, respectively, the date such versions were first available for sale. As a percentage of revenue, the amortization of software development costs were approximately 4% in fiscal 1996 and approximately 6% in fiscal 1997.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately 12% from $1,075,309 in fiscal 1996 to $1,199,515 in fiscal 1997. As a percentage of revenue, selling, general and administrative expenses increased from approximately 15% in fiscal 1996 to approximately 16% for the 1997 period. The increase in selling, general and administrative expenses was primarily due to the amortization of deferred compensation in fiscal 1997 as compared to none in fiscal 1996, higher professional and consulting fees offset by lower administrative salaries resulting from the retirement of one of the Company's executive officers and decreased selling expenses in fiscal 1997.

      Interest Expense, net. Interest expense was $57,473 in fiscal 1997, an increase of $18,898 or approximately 49% from $38,575 in fiscal 1996. The increase was primarily due to higher interest rates on balances related to loans from officers in fiscal 1997 as compared to fiscal 1996 and to interest on higher average bank borrowings in fiscal 1997.

Comparison of Fiscal Years Ended May 31, 1995 and May 31, 1996

      Revenue. Total revenue increased by approximately 2% from $6,813,307 in the year ended May 31, 1995 to approximately $6,964,097 in the year ended May 31, 1996. Software license fees increased by approximately 92% in fiscal 1996 as compared to fiscal 1995, primarily due to the payment by one customer in fiscal 1996 of a significant non-refundable license fee. Services revenues decreased by approximately 6% in fiscal 1996 as compared to fiscal 1995, primarily due to the completion in fiscal 1995 of installations for two customers requiring significant modifications. Hardware revenues decreased by approximately 13% in fiscal 1996 as compared to fiscal 1995, primarily due to the completion in fiscal 1995 of a large pre-RIMS.2001 system with a significant hardware component. Maintenance revenues increased by approximately 17% in fiscal 1996 as compared to fiscal 1995, due primarily to the commencement of additional maintenance agreements.

      Cost of Revenues. Total cost of revenues remained relatively constant at $4,450,949 in fiscal 1995 and $4,444,119 in fiscal 1996. As a percentage of revenue, total cost of revenues decreased from approximately 65% in fiscal 1995 to approximately 64% in fiscal 1996 primarily due to the significant non-refundable license fee referred to above with minimal related costs, offset by the expiration in late fiscal 1995 of three pre-RIMS.2001 customers' maintenance contracts, all of which had relatively low related maintenance costs.

      Amortization of Software Development Costs. Amortization of software development costs increased approximately 5% from $296,997 in fiscal 1995 to $311,321 in fiscal 1996. The increase was due to the commencement of amortization of capitalized software development costs for RIMS.2001 (Version 3.1) in January 1996, the date such version was first available for sale. As a percentage of revenue, the amortization of software development costs remained constant at approximately 4% in the years ended May 31, 1995 and 1996.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by approximately 16% from $1,275,134 in fiscal 1995 to $1,075,309 in fiscal 1996. As a percentage of revenue, selling, general and administrative expenses decreased from approximately 19% in fiscal 1995 to approximately 15% in fiscal 1996. The decrease is due to lower pension costs reflected in fiscal 1996 as a result of the reduction in personnel and lower administrative salaries and related expenses.

      Interest Expense, net. Interest expense was $38,575 in fiscal 1996, a decrease of $18,309, or approximately 32%, from $56,884 in fiscal 1995, primarily because outstanding bank borrowings in fiscal 1995 were entirely repaid by the end of such period and there were no bank borrowings during fiscal 1996.

Fluctuations in Operating Results

      The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future, depending upon a number of factors, such as the length of the Company's sales cycle, the unanticipated cancellation of significant license agreements, the timing of new version releases by the Company and its competitors, budgeting cycles of the Company's customers, demand for the Company's software, software life cycles, acceptance of new software introduced by the Company and its competitors, the size and timing of customer orders, changes in the proportion of revenues attributable to software license fees versus services, changes in the level of operating expenses and general economic conditions. In addition, a significant portion of the Company's revenues has been derived from relatively few sales of licenses for RIMS.2001, and, consequently, the timing of such sales has caused material fluctuations in the Company's operating results. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, the Company completed its initial public offering of 1,500,000 shares of common stock for sale to the public on June 26, 1997 (the "Offering"). The weighted average number of shares in the proforma earnings per share computation does not include the shares issued by the Company in connection with the Offering. If such shares had been included in the weighted average shares, proforma earnings per share for the fiscal year ended May 31, 1997 would have been $.30 per share.

      Because the Company recognizes a significant portion of revenues over the installation period of the system (which, although designed to be completed in approximately four months, generally ranges from four to eight months in duration as a result of the customer's scheduling requirements) and because installation commences promptly after execution of the related license agreement, the Company does not maintain a significant backlog. Software license fees for each quarter depend in part on orders for which implementation has begun during that quarter and on license agreements under implementation that were executed in prior quarters. The sales cycle for RIMS.2001 typically ranges from four to six months, and contract signing may be delayed for a number of reasons, including customer budgetary constraints and internal authorization reviews. In addition, delays in the completion of a contract may require that the revenues associated with such contract be recognized over a longer period. Consequently, the Company's business, results of operations or financial condition for a quarter could be materially adversely affected by implementation delays.

      The Company is in the initial stages of developing pre-configured, industry-specific versions of RIMS.2001 for use in certain vertical markets. The Company believes that if it is able to successfully introduce and obtain market acceptance of pre-configured versions of RIMS.2001, such versions would reduce its quarterly fluctuations in operating results because such products would enable the Company to sell its systems to a greater number of customers. The RIMS.Food product, which was introduced in May 1997, was the first of these industry specific versions. There can be no assurance, however, that these additional products will be successfully developed or that they will gain market acceptance. See "Item 1. Business --Product Development."

Liquidity and Capital Resources

      Over the last three years, the Company has funded its operations primarily through cash generated from operations, bank borrowings and loans from officers. The Company has a bank line of credit (the "Line of Credit"), which expires on November 30, 1997 and provides for borrowings of up to $2,000,000. Amounts outstanding under the Line of Credit are payable on demand and are collateralized by the assets of the Company. Borrowings bear interest at the prime rate (8.50% at September 19, 1997). The Line of Credit has been used primarily for S Corporation distributions to the Company's shareholders prior to the termination of the Company's S Corporation status on June 25, 1997 and for working capital purposes. Outstanding amounts under the Line of Credit aggregated $1,300,000 at May 31, 1997. On July 1, 1997, the outstanding indebtedness under the Line of Credit was repaid with a portion of the proceeds from the Company's initial public offering of Common Stock (the "Offering"). In the future, however, the Company may re-borrow against this or a subsequent line of credit. The amount available under the Line of Credit is reduced by a $150,000 standby letter of credit with the same bank, which is being utilized as collateral for a vendor and which expires on December 31, 1997. Proceeds from the Offering were $8,234,000, net of expenses of $1,516,000. In addition to the repayment of all amounts outstanding under the Line of Credit, on July 1, 1997, the Company made distributions to its S Corporation shareholders in the amount of $1,600,000.

      Net cash provided by operating activities was $657,150, $1,278,812 and $1,417,984 in fiscal 1995, 1996 and 1997, respectively. Cash flows from operations increased in fiscal year 1996 due primarily to the higher net income generated over the previous year. Cash generated from operating activities in the year ended May 31, 1997 was generated primarily from higher net income offset by the increase in accounts receivable. This increase in accounts receivable was due to significant deliveries of equipment and related services to several customers in May 1997.

      The Company capitalized $464,477, $815,908,and $1,518,298 in fiscal 1995,
1996 and 1997, respectively, for software development costs. The Company did not have any material commitments for software development costs as of May 31, 1997. Any such costs will be financed through working capital and proceeds received by the Company from the Offering.

      As of May 31, 1997, the Company had $49,065 in cash and cash equivalents and working capital of $324,947.

      Management believes that cash flow from operations, existing cash and cash equivalents, and amounts available under the Line of Credit will be sufficient to meet the Company's currently anticipated working capital and software development requirements through fiscal 1999. The Company's working capital needs in fiscal 1998 include approximately $1,000,000 to establish additional domestic and international sales and support offices and approximately $1,000,000 for software development costs.

      The Company does not currently pay dividends on its Common Stock. It is management's intention not to declare or pay dividends on the Common Stock, but to retain earnings, if any, for the operation and expansion of the Company's business.

Termination of S Corporation Status

      As a result of terminating the Company's S Corporation status as of the date of the Offering, the Company is required to record a one-time, non-cash charge against earnings for deferred income taxes. This charge occurred in the first quarter of fiscal 1998. If this charge had been recorded at May 31, 1997, the amount would have been approximately $1,431,000. The Company expects that, following the termination of its S Corporation status on June 25, 1997, its combined Federal and state income tax rate will be 42%.

Inflation and Seasonality

      The Company does not believe its operations have been materially affected by inflation. The Company's business is not seasonal.

Item 7. Financial Statements

                          INDEX TO FINANCIAL STATEMENTS

                                                                    Form 10-KSB
                                                                    Page Numbers
Report of Independent Auditors....................................       21

Balance Sheets as of May 31, 1996 and 1997........................       22

Statements of Income for the years ended May 31, 1995, 1996 and
  1997............................................................       23

Statements of Shareholders' Equity for the years ended May 31,
  1995, 1996 and 1997.............................................       24

Statements of Cash Flows for the years ended  May 31, 1995, 1996
  and 1997........................................................       25

Notes to Financial Statements.....................................       26

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
  Robocom Systems Inc.

We have audited the accompanying balance sheets of Robocom Systems Inc. as of May 31, 1997 and 1996, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robocom Systems Inc. at May 31, 1997 and 1996, and the results of its operations, and its cash flows for each of the three years in the period ended May 31, 1997 in conformity with generally accepted accounting principles.

                                             Ernst & Young LLP

Melville, New York
July 16,  1997

                             ROBOCOM SYSTEMS INC.

                                BALANCE SHEETS

                                                                             May 31,
                                                                    -------------------------
                                                                         1996          1997
                                                                    -----------   -----------
Assets
Current assets:
     Cash and cash equivalents ...................................  $   603,948   $    49,065
     Accounts receivable, less allowance for doubtful accounts of
       $47,064 in 1996 and $18,940 in 1997 .......................      665,500     1,371,717
     Costs incurred and income recognized in excess of billings on
       uncompleted contracts .....................................      823,357     1,303,388
     Other current assets ........................................        1,300         1,361
                                                                    -----------   -----------
Total current assets .............................................    2,094,105     2,725,531

Property and equipment, net ......................................       13,818        58,184
Software development costs, net ..................................    2,498,335     3,575,342
Other assets .....................................................       30,250       157,402
                                                                    -----------   -----------
Total assets .....................................................  $ 4,636,508   $ 6,516,459
                                                                    ===========   ===========

Liabilities and Shareholders' Equity
Current liabilities:
     Bank notes payable ..........................................  $        --   $ 1,300,000
     Accounts payable ............................................      376,888       545,364
     Accrued expenses ............................................      400,322       482,479
     Billings on uncompleted contracts in excess of related costs
       and income recognized .....................................       42,328        72,741
     Loans payable to officers ...................................      645,000            --
                                                                    -----------   -----------
Total current liabilities ........................................    1,464,538     2,400,584
                                                                    -----------   -----------
Shareholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares authorized;
       none issued ...............................................           --            --
     Common stock, $.01 par value; 10,000,000 shares authorized;
       1,936,400 shares issued and outstanding at May 31, 1996,
       1,967,984 at May 31, 1997 .................................       19,364        19,680
     Additional paid-in capital ..................................       89,436       262,832
     Retained earnings ...........................................    3,153,170     4,069,750
     Deferred compensation .......................................      (90,000)     (236,387)
                                                                    -----------   -----------
Total shareholders' equity .......................................    3,171,970     4,115,875
                                                                    -----------   -----------
Total liabilities and shareholders' equity .......................  $ 4,636,508   $ 6,516,459
                                                                    ===========   ===========

See accompanying notes.

                              ROBOCOM SYSTEMS INC.

                              STATEMENTS OF INCOME

                                                           Year ended May 31,
                                              ---------------------------------------
                                                  1995          1996          1997
                                              -----------   -----------   -----------
Revenues:
   Software license fees ...................  $   504,929   $   969,789   $ 1,241,511
   Services ................................    3,382,470     3,194,817     2,741,206
   Hardware ................................    2,068,164     1,793,053     2,351,833
   Maintenance .............................      857,744     1,006,438     1,178,940
                                              -----------   -----------   -----------
   Total revenues ..........................    6,813,307     6,964,097     7,513,490
                                              -----------   -----------   -----------
Cost of revenues:
   Cost of license fees ....................       34,073        63,403       192,525
   Cost of services ........................    2,621,836     2,301,954     1,280,379
   Cost of hardware ........................    1,533,585     1,398,786     1,841,628
   Cost of maintenance .....................      261,455       679,976       707,351
                                              -----------   -----------   -----------
   Total cost of revenues ..................    4,450,949     4,444,119     4,021,883
Amortization of software development costs .      296,997       311,321       441,291
                                              -----------   -----------   -----------
                                                4,747,946     4,755,440     4,463,174
                                              -----------   -----------   -----------
Gross margin ...............................    2,065,361     2,208,657     3,050,316

Selling, general and administrative expenses    1,275,134     1,075,309     1,199,515
                                              -----------   -----------   -----------
                                                  790,227     1,133,348     1,850,801
Interest and dividend income ...............       10,905        30,344        23,252
Interest expense ...........................      (56,884)      (38,575)      (57,473)
                                              -----------   -----------   -----------
Net income .................................      744,248     1,125,117     1,816,580
Pro forma unaudited  provision for
  income taxes .............................      312,584       472,549       762,964
                                              -----------   -----------   -----------
Pro forma unaudited net income .............  $   431,664   $   652,568   $ 1,053,616
                                              ===========   ===========   ===========
Pro forma unaudited net income per share ...  $       .19   $       .28   $       .45
                                              ===========   ===========   ===========
Pro forma unaudited weighted average
  shares outstanding .......................    2,296,199     2,310,299     2,352,599
                                              ===========   ===========   ===========

See accompanying notes.

                              ROBOCOM SYSTEMS INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                 Common Stock
                          --------------------------
                                          Par Value     Additional      Retained        Deferred    Total Shareholders'
                            Shares          $.01      Paid-In Capital   Earnings      Compensation        Equity
                          -----------    -----------  ---------------  -----------    ------------  -------------------
Balance, May 31, 1994 ..    1,880,000    $    18,800    $        --    $ 1,283,805     $        --      $ 1,302,605
Net income .............           --             --             --        744,248              --          744,248
                          -----------    -----------    -----------    -----------     -----------      -----------
Balance, May 31, 1995 ..    1,880,000         18,800             --      2,028,053              --        2,046,853
Net income .............           --             --             --      1,125,117              --        1,125,117
Deferred compensation ..       56,400            564         89,436             --         (90,000)              --
                          -----------    -----------    -----------    -----------     -----------      -----------
Balance, May 31, 1996 ..    1,936,400         19,364         89,436      3,153,170         (90,000)       3,171,970
Net income .............           --             --             --      1,816,580              --        1,816,580
Distributions ..........           --             --             --       (900,000)             --         (900,000)
Deferred compensation ..       31,584            316        173,396             --        (173,712)              --
Amortization of deferred
   compensation ........           --             --             --             --          27,325           27,325
                          -----------    -----------    -----------    -----------     -----------      -----------
Balance, May 31, 1997 ..    1,967,984    $    19,680    $   262,832    $ 4,069,750     $  (236,387)     $ 4,115,875
                          ===========    ===========    ===========    ===========     ===========      ===========

See accompanying notes.

                              ROBOCOM SYSTEMS INC.

                            STATEMENTS OF CASH FLOWS

                                                                   Year ended May 31,
                                                         ---------------------------------------
                                                             1995          1996          1997
                                                         -----------   -----------   -----------
Operating activities
Net income ............................................  $   744,248   $ 1,125,117   $ 1,816,580
Adjustments to reconcile net income to net
   cash provided by operating activities:
       Depreciation ...................................       20,040        18,400        16,335
       Amortization of software development costs .....      296,997       311,321       441,291
       Amortization of deferred compensation ..........           --            --        27,325
       Provision (credit) for bad debts ...............       27,000        20,064       (28,124)
       Changes in operating assets and liabilities:
         Accounts receivable ..........................      143,165      (139,265)     (678,093)
         Costs incurred and income recognized in excess
           of billings on uncompleted contracts .......     (199,929)     (270,115)     (480,031)
         Other current assets .........................       29,126         4,385           (61)
         Accounts payable .............................     (219,041)      (13,509)      168,476
         Accrued expenses .............................      (65,161)      302,450        82,157
         Billings on uncompleted contracts in excess of
            related costs and income recognized .......     (119,295)      (49,786)       30,413
         Other assets .................................           --       (30,250)       21,716
                                                         -----------   -----------   -----------
Net cash provided by operating activities .............      657,150     1,278,812     1,417,984
                                                         -----------   -----------   -----------
Investing activities
Software development costs ............................     (464,477)     (815,908)   (1,518,298)
Capital expenditures ..................................           --            --       (60,701)
                                                         -----------   -----------   -----------
Net cash used in investing activities .................     (464,477)     (815,908)   (1,578,999)
                                                         -----------   -----------   -----------
Financing activities
Net borrowings (payments) of bank note payable ........     (200,000)           --     1,300,000
Net repayments of officer loans .......................           --        (5,000)     (645,000)
Distributions to shareholders .........................           --            --      (900,000)
Deferred registration costs ...........................           --            --      (148,868)
Net (payment to) proceeds from Robocom Properties .....          250       (30,250)           --
                                                         -----------   -----------   -----------
Net cash used in financing activities .................     (199,750)      (35,250)     (393,868)
                                                         -----------   -----------   -----------

(Decrease) increase in cash and cash equivalents ......       (7,077)      427,654      (554,883)
Cash and cash equivalents at beginning of  period .....      183,371       176,294       603,948
                                                         -----------   -----------   -----------
Cash and cash equivalents at end of period ............  $   176,294   $   603,948   $    49,065
                                                         ===========   ===========   ===========
Supplemental disclosures of cash flow information
Cash paid for interest ................................  $    58,134   $    38,700   $    66,161
                                                         ===========   ===========   ===========

See accompanying notes.

                              ROBOCOM SYSTEMS INC.
                          NOTES TO FINANCIAL STATEMENTS

      Robocom Systems Inc. (the "Company") was incorporated in June 1982 in the State of New York. The Company is engaged in the development and marketing of automated warehouse management systems and related software which is used by various commercial enterprises primarily located in the United States. Since June 1994, the Company licenses and installs its proprietary software product RIMS.2001 which is an "off-the-shelf" inventory management system. The Company also provides related services, including modification, project management, training, implementation support, maintenance and the sale of hardware and third party software.

      The Company completed its initial public offering of 1,500,000 shares of common stock for sale to the public on June 26, 1997 (the "Offering"). Proceeds from the Offering were $8,234,000, net of expenses of $1,516,000.

1. Significant Accounting Policies

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Concentration of Credit Risk

      The Company's customer base is comprised of relatively few large customers in diversified industries. Ongoing credit evaluations of its customers' financial condition are made and generally no collateral is required. For the year ended May 31, 1995, the Company had two customers that accounted for 34% and 13% of total revenues. For the year ended May 31, 1996, the Company had three customers that accounted for 15%, 14% and 12% of total revenues. For the year ended May 31, 1997, the Company had two customers that accounted for 21% and 13% of total revenues. Management does not believe significant credit risk exists at May 31, 1997.

      Carrying Value of Financial Instruments

      The carrying value of the Company's financial instruments, such as cash and cash equivalents and bank notes payable approximate their fair values.

      Revenue Recognition

      The Company's revenues are derived from software license fees, fees for services, sales of hardware and maintenance contracts. Software license fees include revenue from the licensing of the Company's proprietary RIMS.2001 software and revenue from the sublicensing of certain third-party software. Software license fee revenue is recorded when the software has been delivered, the license agreement with the customer has been executed, and collection of the resulting receivable is deemed probable. Service revenues are derived from project management, customization and modification of licensed software, training, on-site support and implementation services. Service revenues are recorded using the percentage of completion method of accounting. Accordingly, revenue is recognized in the ratio that costs incurred bears to estimated total costs. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of costs incurred and income recognized on uncompleted contracts in excess of related billings is shown as a current asset, and the aggregate of billings on uncompleted contracts in excess of related costs incurred and income recognized is shown as a current liability. Hardware revenues are derived from the sale of products of other manufacturers, including computer hardware, radio frequency equipment, bar code printers and other peripherals. Such revenues are recognized when title to such hardware passes to the customer. Customers typically enter into one-year maintenance agreements with the Company upon the completion of the software installation and pay maintenance fees monthly. The Company recognizes revenue from each maintenance agreement ratably over the period covered by the agreement, but is only

                              ROBOCOM SYSTEMS INC.
                          NOTES TO FINANCIAL STATEMENTS

required to perform maintenance services as and when they are requested by the customer. The Company recognized revenues, in all periods presented, in accordance with the American Institute of Certified Public Accountants Statement of Position 91-1, "Software Revenue Recognition."

      Software Development Costs

      Software development costs have been capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". The capitalization of these costs begins when a product's technological feasibility has been established, and ends when the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. The Company capitalizes software development costs associated with each subsequent enhancement of its product upon the achievement of technological feasibility. Software development costs including enhancements are amortized to cost of revenue using the straight-line method over five to seven years or the expected life of the product, whichever is less. Research and development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Such amounts for the periods presented are not significant.

      Cash and Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

      Property and Equipment

      Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives (three to five years).

      Pro Forma Net Income Per Share

      Pro forma net income per share is based on the weighted average number of shares of common stock outstanding during the period (see Note 2). For purposes of such computation, the common stock issuance in May 1997 is treated as outstanding for all periods presented. In addition, the weighted average number of shares includes the portion of the shares offered by the Company that would be necessary to fund the distribution of S Corporation earnings ($2,500,000 at May 31, 1997) based on the initial public offering price of $6.50 per share.

      Stock Options

      In October 1995, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation". SFAS 123 defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board No. 25, but are required to disclose in the financial statement footnotes, pro forma net income and per share amounts as if the Company had applied the new method of accounting for all grants made since 1996. SFAS No. 123 also requires increased disclosures for stock-based compensation arrangements. The Company adopted the disclosure requirements of SFAS No. 123 concurrent with the Offering.

                              ROBOCOM SYSTEMS INC.
                          NOTES TO FINANCIAL STATEMENTS

      Income Taxes

      Effective June 1, 1990, the Company elected to operate under Subchapter S of the Internal Revenue Code and, consequently, was not subject to Federal and certain state income taxes. The shareholders included their proportionate share of the Company's taxable income (loss) in their personal tax returns for federal and certain state income tax purposes. Concurrent with the closing of the Offering, the Company terminated its status as an S Corporation and became subject to Federal and state income taxes. The pro forma information presented on the statements of income reflects a provision for such income taxes at an effective rate of 42%.

      As a result of the termination of the Company's S Corporation status on June 25, 1997, the Company is required to record a one-time, non-cash charge against earnings for deferred income taxes. This charge will be recorded in the first quarter of fiscal 1998. If this charge had been recorded at May 31, 1997, the amount would have been approximately $1,431,000, which primarily relates to temporary differences for software development costs.

      Advertising Costs

      Advertising costs are expensed as incurred and for the years ended May 31, 1995, 1996 and 1997 amounted to approximately $84,000, $146,000 and $63,000, respectively.

2. Shareholders' Equity

      Recapitalization

      In fiscal 1995, the Company effected a recapitalization of its common stock whereby the Company's 200 shares authorized, 100 shares outstanding, no par value common stock was exchanged for 2,000,000 shares authorized, 1,000,000 shares outstanding, $.01 par value common stock, prior to giving effect to the stock split described below.

      Capital Stock

      Effective May 15, 1997, the Company's Board of Directors and shareholders approved an amendment to the Company's Certificate of Incorporation to increase the authorized shares from 2,000,000 to 10,000,000 and to authorize 1,000,000 shares of par value $.01 preferred stock. The terms and conditions of the preferred stock, of which no shares have been issued, will be set by the Board of Directors of the Company.

      Common Stock Split

      Effective May 15, 1997, the Board of Directors and shareholders voted to effect a 1.88-for-1 split of the Company's common stock in the form of a common stock dividend. All share amounts have been restated to reflect the stock split.

      Stock Option Plan

      Effective May 15, 1997, the Board of Directors and shareholders approved the Company's Stock Option and Long-term Incentive Compensation Plan (the "Plan") for the issuance of up to 325,000 shares of the Company's common stock at an exercise price equal to the prevailing market price on the grant date. These options will contain a vesting schedule to be determined at the date of grant. Incentive stock options are granted to employees and the principal shareholders. All other options granted are nonqualified options. As of June 26, 1997, stock options were granted as follows:

                              ROBOCOM SYSTEMS INC.
                          NOTES TO FINANCIAL STATEMENTS

Number of Options   Exercise Price     Vesting Period           Grantees
-----------------   --------------     --------------           --------
     110,000            $7.15             four-year       Principal shareholders
     176,100            $6.50        three to five-year    Employee, Consultants
      4,475             $6.50             one-year              Employees
      10,000            $6.50             five-year             Directors

In addition, on August 21, 1997, 15,000, five-year options at an exercise price of $7.00 per share, were granted to a financial consultant. The remaining number of options available for grant is 9,425. In connection with the Offering, BlueStone Capital Partners, L.P., which was the managing underwriter, received five-year warrants to purchase up to 150,000 shares of common stock at an exercise price of $7.80 per share.

      Deferred Compensation

      In February 1996, the Company issued 56,400 shares of common stock to certain employees under a restricted stock agreement. Compensation expense, representing the fair value ($90,000) of the common shares issued to these employees, is recognized ratably over the five-year vesting period. In May 1997, 31,584 shares of common stock were issued to an employee of the Company who performs various accounting and administrative services. These shares have certain restrictions as to transferability. Compensation expense, representing the excess of the fair value ($173,712) of the common shares over the amount paid for such stock is recognized ratably over the three-year vesting period.

      Shareholder Distributions

      The Company made distributions to its S Corporation shareholders in the amount of $382,500 and $517,500 on April 11, 1997 and May 16, 1997,
respectively, and, on July 1, 1997, an additional distribution of $1,600,000 was made to such shareholders.

3. Detail of Certain Balance Sheet Accounts

      Property and Equipment, net

      Property and equipment, net, consist of the following:

                                                           May 31,
                                                    ------------------------
                                                      1996           1997
                                                    ---------      ---------
     Equipment ..................................   $ 130,028      $ 182,729
     Furniture and fixtures .....................      81,062         89,062
                                                    ---------      ---------
                                                      211,090        271,791
     Less accumulated depreciation ..............    (197,272)      (213,607)
                                                    ---------      ---------
                                                    $  13,818      $  58,184
                                                    =========      =========

      Software Development Costs, net

      Software development costs, net, consist of the following:

                              ROBOCOM SYSTEMS INC.
                          NOTES TO FINANCIAL STATEMENTS

                                                             May 31,
                                                     --------------------------
                                                         1996           1997
                                                     -----------    -----------
            Software development costs ..............$ 3,106,653    $ 4,624,951
            Less accumulated amortization ...........   (608,318)    (1,049,609)
                                                     -----------    -----------
                                                     $ 2,498,335    $ 3,575,342
                                                     ===========    ===========

      Accrued Expenses

      Accrued expenses consist of the following:

                                                             May 31,
                                                     --------------------------
                                                         1996           1997
                                                     -----------    -----------
            Payroll and related taxes ...............$   141,197    $   149,580
            Customer deposits and other .............    259,125        332,899
                                                     -----------    -----------
                                                     $   400,322    $   482,479
                                                     ===========    ===========

4. Employee Benefit Plans

      The Company has a noncontributory defined contribution pension plan and a 401(k) defined contribution plan. These plans cover virtually all full-time employees subject to certain age and service requirements. It is the Company's policy to fund the noncontributory plan to the extent of the maximum allowable contribution, in accordance with IRS guidelines and other relevant legal requirements. Under the terms of the 401(k) plan, the Company will match 50% of an employee's contribution up to 4% of the participating employee's compensation. Pension expense for each of the years ended May 31, 1995, 1996 and 1997 amounted to approximately $125,000, $16,000 and $117,000, respectively.

5. Related Party Transactions

      The Company leases its principal facilities from Robocom Properties, Inc. ("Properties"). The shareholders of Properties are also shareholders of the Company. The Company has paid to Properties rent of $168,000 for each of the three years in the period ended May 31, 1997. In connection with the purchase by Properties in 1989 of the Company's corporate headquarters building, the Company guaranteed three mortgage loans in an aggregate original principal amount of $1,053,000 that mature in 2010 and bear interest at rates ranging from 8.25% to 8.877% per annum. At May 31, 1997, the outstanding aggregate principal amount of the mortgage loans was approximately $847,000.

6. Lease Commitments

                              ROBOCOM SYSTEMS INC.
                          NOTES TO FINANCIAL STATEMENTS

      The Company is obligated, under noncancellable operating leases covering its facilities (Note 5) and certain equipment and automobiles, to pay minimum annual rentals of approximately:

                Fiscal year ending:
                  1998 .....................  $  234,000
                  1999 .....................     213,000
                  2000 .....................     208,000
                  2001 .....................     206,000
                  2002 .....................     173,000
                  2003 and thereafter.......   1,484,000
                                              ----------
                                              $2,518,000
                                              ==========

      Total rental expense for each of the years ended May 31, 1995, 1996 and 1997 amounted to approximately $197,000, $174,000 and $193,000, respectively.

7. Bank Note Payable and Loans Payable to Officers

      Bank Note Payable

      The Company has a line of credit facility with a bank which provides for maximum borrowings of $2,000,000 and which expires on November 30, 1997. Amounts outstanding under the line of credit are due upon demand and are collateralized by the Company's assets. Interest is payable at the bank's prime interest rate (8.50% at May 31, 1997). At May 31, 1997, borrowings outstanding under the line of credit were $1,300,000. The Company made no borrowings under this agreement during fiscal 1996. The amount available under the line of credit is reduced by a $150,000 standby letter of credit with the same bank, which is being utilized as collateral for a vendor and which expires on December 31, 1997.

      On June 5, 1997, the Company borrowed an additional $250,000. On July 1, 1997, all amounts outstanding under the line of credit were repaid.

      Loans Payable to Officers

      During fiscal 1996, the Company repaid $5,000 of amounts borrowed from its principal stockholders. The remaining loan balance of $645,000 was entirely repaid in January 1997. Such loans bore interest at 6% in fiscal 1996 and 1995 and 8% in fiscal 1997. Interest expense related to the loans payable to officers for each of the years presented amounted to approximately $40,000.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Sections 16(a) of the Exchange Act

Directors and Executive Officers

      The executive officers and directors of the Company are as follows:

         Name           Age                    Position
         ----           ---                    --------

Irwin Balaban ........   65   Chairman of the Board, President and Chief
                              Executive Officer

Lawrence B. Klein ....   63   Executive Vice President - Marketing and Sales,
                              Secretary and a Director

Steven Kuhl ..........   38   Vice President - Product Development

Robert O'Connor ......   38   Vice President - Systems Development

Elizabeth A. Burke ...   38   Vice President - Finance, Chief Financial Officer
                              and Treasurer

Herbert Goldman ......   66   Director

Barry J. Gordon.......   52   Director

Kamal Mustafa.........   49   Director

      Irwin Balaban, a co-founder of the Company, has been Chairman of the Board, President and Chief Executive Officer of the Company since 1983. Prior to founding the Company, Mr. Balaban was the Manager of Logistics for the Systems Management Division of Sperry Corporation.

      Lawrence B. Klein, a co-founder of the Company, has been Executive Vice President - Marketing and Sales and a director of the Company since October 1991. Prior thereto, Mr. Klein served as Vice President - Automated Factory Systems and Sales of the Company from July 1987 to October 1991. Prior to founding the Company, Mr. Klein was an Engineering Section Manager of Computer Applications Equipment and Facilities at Sperry Corporation.

      Steven Kuhl has been Vice President - Product Development of the Company since October 1991. Prior thereto, Mr. Kuhl served as a Programming Manager of the Company from 1983 to October 1991. Prior to joining the Company, Mr. Kuhl was employed in various positions by Sperry Corporation, including systems analyst, programming and programming group leader.

      Robert O'Connor has been Vice President - Systems Development of the Company since October 1991. Prior thereto, Mr. O'Connor served as a Programming Manager of the Company from 1983 to October 1991. Prior to joining the Company, Mr. O'Connor was employed as a programming group leader by Sperry Corporation.

      Elizabeth A. Burke has been Vice President - Finance, Chief Financial Officer and Treasurer of the Company since April 1997. From July 1994 to January 1996, Ms. Burke was Vice President of Finance/Controller of Marvel Comics Group, a division of Marvel Entertainment Group, Inc. ("Marvel"). From November 1991 to July 1994, Ms. Burke was Corporate Controller of Marvel. From 1981 to November 1991, Ms. Burke was employed at Arthur Andersen LLP.

      Herbert Goldman, a co-founder of the Company, has been a director of the Company since 1983 and a consultant to the Company since his retirement in July 1996. Prior to his retirement, Mr. Goldman had been Executive Vice President - Operations of the Company since October 1991.

      Barry J. Gordon has been a director of the Company since May 1997. Since 1980, Mr. Gordon has been President and a director of American Fund Advisors, Inc., a money management firm, and has served as Chairman of the Board of that company since 1987. In addition, Mr. Gordon is a director of Hain Pure Food Corp., a publicly traded specialty foods product company, a director of Skylands Park Management, Inc., a publicly traded owner of a minor league baseball stadium, a director of Winfield Capital Corp., a publicly traded SBIC, and President of the John Hancock Global Technology Fund, a mutual fund specializing in telecommunications and technology securities. Mr. Gordon is also the Chairman and Chief Executive Officer of the general partner of a limited partnership that owns the New Jersey Cardinals, a Class "A" minor league affiliate of the St. Louis Cardinals. Mr. Gordon is also Chairman and Chief Executive Officer of the general partner of the limited partnership that owns the Norwich Navigators, a Class "AA" minor league affiliate of the New York Yankees.

      Kamal Mustafa has been a director of the Company since August 1997. Mr. Mustafa was the founder, and has, since 1995, been Chairman, of BlueStone Capital Partners, L.P. In addition, Mr. Mustafa is a director of Shells Seafood Restaurants Inc., a publicly traded company that manages casual dining seafood restaurants, First Colony Coffee & Tea Co., Inc., a private manufacturer of high quality, gourmet coffees, Sistex, Inc., a developer and marketer of advanced non-intrusive security systems, and Beachport Entertainment Corp., a live entertainment company. From April 1994 to July 1996, he was the Chief Executive Officer and Managing Director of the MicroCap Fund, Inc., a publicly traded Business Development Company that provided bridge loans to small capital and emerging growth companies. Prior thereto, Mr. Mustafa was the Chief Executive Officer and Managing Director of Hamilton Capital Partners, Inc., a private investment consulting firm, since its formation in 1991.

      All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Executive officers are elected by, and serve at the discretion of, the Board of Directors.

      The Company has applied for and intends to obtain key man life insurance on the life of each of Messrs. Balaban and Klein in the amount of $1,500,000.

Key Employees

      Judy Frenkel has been Manager of Systems Analysis of the Company since September 1992. Prior thereto, Ms. Frenkel was a Senior Systems Analyst at the Company from October 1988 to September 1992 and a Systems Analyst at the Company from April 1986 to October 1988.

      Chung-Hsin Lee has been the Manager of Software Development of the Company since November 1994. Prior thereto, Mr. Lee served as the technical leader in the development of radio frequency (RF) subsystems for the Company's products from September 1985 to November 1994.

      Richard L. Wilkins has been Director of Sales of the Company since January 1994. From 1990 to January 1994, Mr. Wilkins was Director of New Product Development and Marketing of Fairbanks Scales, Inc., a manufacturer of commercial scales and weighing systems.

      Martin Liebross has been Director of Network Systems Group of the Company since September 1993. From August 1989 to September 1993, Mr. Liebross was President of Soma Lan Technologies, Inc., a computer network integrator.

Committees of the Board of Directors

      The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee recommends to the Board of Directors the engagement of independent certified public accountants and reviews the audit engagement, including the scope of services and results of the auditors' review of the Company's accounting and control procedures and the accuracy of its system of internal accounting and control procedures. The Compensation Committee reviews and make recommendations to the Company's Board of Directors relating to the compensation of executives of the Company and administers the Company's stock option and incentive plans. All of the members of the Audit Committee and the Compensation Committee are non-employee directors.

Directors' Compensation

      Each non-employee director receives $500 for each Board meeting attended and is reimbursed for all out-of-pocket expenses incurred in connection with attendance at meetings of the Board or any committee thereof. On June 26, 1997, the Board of Directors authorized the grant to each non-employee director on such date of five-year options to purchase 5,000 shares of Common Stock at the exercise price of $6.50 per share.

Item 10. Executive Compensation.

      The following table sets forth the cash compensation paid by the Company for services rendered during the fiscal year ended May 31, 1997 to each executive officer who received total compensation in excess of $100,000 (the "Named Executive Officers"):

                           Summary Compensation Table

                                                                     Long-Term
                                     Annual                         Compensation
                                  Compensation                         Awards
                              --------------------      Other       ------------
       Name and                                         Annual          LTIP        All Other
  Principal Position             Salary     Bonus   Compensation(1)   Payouts($)  Compensation(2)
  ------------------             ------     -----   ---------------   ----------  ---------------
Irwin Balaban................  $140,625(3)   --        $13,188            --          $2,925
  President and Chief
  Executive Officer

Lawrence B. Klein............  $122,363(4)   --        $12,216            --          $2,545
  Executive Vice President -
  Marketing and Sales

----------

(1) Represents amounts paid for automobile expenses and certain nonaccountable expenses.

(2) Represents matching contributions made by the Company pursuant to the Company's 401(k) Plan.

(3) Reflects a continuing voluntary reduction in salary since fiscal 1995 of $48,750.

(4) Reflects a continuing voluntary reduction in salary since fiscal 1995 of $42,419.

      The Company did not grant any stock options to the Named Executive Officers during the fiscal year ended May 31, 1997.

Employment and Consulting Agreements

      The Company has entered into employment agreements with Messrs. Balaban, Klein, Kuhl and O'Connor. Each employment agreement is effective as of May 15, 1997, and has a three-year term. Under each employment agreement, the employee receives an annual base salary and is entitled to participate in all benefit programs generally available to executive officers of the Company.

      Pursuant to their respective employment agreements, Mr. Balaban serves as President and Chief Executive Officer of the Company and receives an annual base salary of $230,000; Mr. Klein serves as Vice President - Marketing and Sales of the Company and receives an annual base salary of $195,000; Mr. Kuhl serves as Vice President - Product Development of the Company and receives an annual base salary of $120,000; and Mr. O'Connor serves as Vice President - Systems Development of the Company and receives an annual base salary of $120,000. On November 30 of each year, commencing November 30, 1998, each employee's base salary will automatically increase by 10%.

      Under the employment agreements, each employee was granted, on June 26, 1997, incentive stock options under the Option Plan to purchase shares of Common Stock. Messrs. Balaban and Klein received options to purchase 50,000 and 45,000 shares, respectively, at $7.15 per share, and each of Messrs. Kuhl and O'Connor received options to purchase 30,000 shares at $6.50 per share. The options granted to Messrs. Balaban and Klein fully vest over four years and the options granted to Messrs. Kuhl and O'Connor vest equally over three years. All options expire on the fifth anniversary of the date of grant.

      In their employment agreements, each of Messrs. Balaban, Klein, Kuhl and O'Connor has agreed that during the term of his employment agreement and for a period of one year thereafter (in the event of termination of employment for other than "cause" or "good reason" ) or two years thereafter (in the event of termination of employment for "cause"), he will not, without the prior written consent of the Company, compete with the Company by engaging in any capacity in any business which is competitive with the business of the Company.

      On May 15, 1997, Herbert Goldman, a director and principal shareholder of the Company, entered into a three-year consulting agreement with the Company to provide consulting services with respect to new product development and related technical matters. Pursuant to this agreement, Mr. Goldman is paid an annual retainer of $12,000 plus a per diem of $1,000 for each day Mr. Goldman performs consulting services at the Company's request. In addition, on June 26, 1997, Mr. Goldman was granted five-year stock options to purchase up to 15,000 shares of Common Stock at a purchase price equal to $7.15 per share. During the period from July 1, 1996 to May 31, 1997, Mr. Goldman received compensation aggregating approximately $7,415 for providing consulting services under an informal consulting arrangement with the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth as of September 19, 1997, certain information known to the Company concerning the beneficial ownership of the Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each director of the Company,
(iii) each Named Executive Officer and (iv) all directors and executive officers of the Company as a group:

        Name and Address of              Number of Shares        Percentage of Outstanding
        Beneficial Owner(1)            Beneficially Owned(2)    Shares Beneficially Owned(2)
        -------------------            ---------------------    ----------------------------
Irwin Balaban .......................        564,000                       16.3%
Herbert Goldman(3) ..................        564,000                       16.3%
Lawrence B. Klein ...................        564,000                       16.3%
Barry J. Gordon .....................             --                         --
Kamal Mustafa(4) ....................             --                         --
All executive officers and directors
  as a group (8 persons) .... .......      1,936,400                       55.8%

----------

(1) Unless otherwise indicated, the address of each beneficial owner is c/o Robocom Systems Inc., 511 Ocean Avenue, Massapequa, New York 11758.

(2) Except as indicated in the footnotes to this table, the Company believes that all persons named in the table have sole voting and investment power with respect to all Common Stock shown as beneficially owned by them. In accordance with the rules of the Commission, a person or entity is deemed to be the beneficial owner of Common Stock that can be acquired by such person or entity within 60 days upon the exercise of options or warrants or other rights to acquire Common Stock. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days have been exercised. The inclusion herein of such shares listed as beneficially owned does not constitute an admission of beneficial ownership.

(3) Represents shares held by the Herbert & Naomi J. Goldman Living Trust, Herbert and Naomi J. Goldman, trustees.

(4) Excludes shares owned by BlueStone Capital Partners, L.P., of which Mr. Mustafa is the Chairman and a general partner, as to which shares Mr. Mustafa disclaims beneficial ownership.

Item 12. Certain Relationships and Related Transactions.

      The Company leases approximately 10,000 square feet of office space, which functions as its corporate headquarters, in Massapequa, New York, pursuant to a lease between the Company and Robocom Properties Inc. ("Robocom Properties") that expires on December 31, 2010. The shareholders of Robocom Properties are Messrs. Balaban, Goldman, Klein, Kuhl and O'Connor. The total rental expense paid by the Company to Robocom Properties in each of the fiscal years ended May 31, 1995, 1996 and 1997 was $168,000, which amounts were paid in equal monthly installments of $14,000. Since June 1, 1996, the Company has continued to pay, and through December 1997 will pay, rent in monthly installments of $14,000 to Robocom Properties. Commencing January 1, 1998, the annual base rental of $168,000 payable under the lease will be adjusted each year by the ratio of the prime rate as published in the Wall Street Journal on January 2 of such year to the prime rate as published in the Wall Street Journal on January 2, 1997, which was 8.25%. However, the parties have agreed that rent will not be less than $14,000 per month. The Company believes that these rental terms are at least as favorable to the Company as could be obtained from an unaffiliated third party.

      In connection with the purchase by Robocom Properties in 1989 of the Company's corporate headquarters building, the Company guaranteed three mortgage loans in an aggregate original principal amount of $1,053,000 that mature in 2010 and bear interest at rates ranging from 8.25% to 8.877% per annum. At May 31, 1997, the outstanding aggregate principal amount of the mortgage loans was approximately $847,000.

      Herbert Goldman, a director of the Company, has been acting as a consultant to the Company since his retirement as Executive Vice President Operations of the Company effective July 1, 1996. During the period from July 1, 1996 to May 31, 1997, Mr. Goldman received compensation aggregating approximately $7,415 for his consulting services. On May 15, 1997, the Company and Mr. Goldman entered into a three-year agreement pursuant to which Mr. Goldman will continue to provide consulting services to the Company on an as-needed basis. See "Item 10. Executive Compensation -- Employment and Consulting Agreements".

      The Company made distributions to its S Corporation shareholders of $850,000 in fiscal 1993, did not make any such distributions in fiscal 1994, 1995 or 1996 and made distributions to such shareholders aggregating $900,000 in the fourth quarter of fiscal 1997. In addition, the Company paid the final S Corporation distribution of $1,600,000 on July 1, 1997 using a portion of the net proceeds received by the Company in the Offering. In June 1997, prior to the consummation of the Offering, the Company entered into an indemnity agreement with its then-existing shareholders, including Messrs. Balaban, Klein, Goldman, Kuhl and O'Connor, pursuant to which the Company will indemnify such shareholders against additional income taxes resulting from adjustments made (as a result of a final determination made by a competent tax authority) to the taxable income reported by the Company as an S Corporation for periods prior to the Offering, but only to the extent those adjustments result in a decrease in income taxes otherwise payable by the Company.

      Between November 1993 and January 1997, Irwin Balaban, Lawrence B. Klein and Herbert Goldman made demand loans to the Company from time to time in the aggregate amounts of $265,000, $115,000 and $265,000, respectively. Interest rates on the loans ranged from 6% per annum to 8% per annum. All of such loans were paid in full in January 1997.

      Kamal Mustafa, a director of the Company, was the founder and is the Chairman and a general partner of BlueStone Capital Partners, L.P. ("BlueStone"), which was the managing underwriter for the Company's initial public offering of its Common Stock in June 1997. In connection with such transaction, BlueStone earned underwriting discounts and commissions of approximately $424,000, was reimbursed for expenses in the amount of $183,000 and received five-year warrants to purchase up to 150,000 shares of Common Stock at an exercise price of $7.80 per share. In addition, in connection with such transaction, the Company agreed to indemnify the underwriters, including BlueStone, against certain civil liabilities in connection with the Company's registration statement filed with the Securities and Exchange Commission under the Securities Act under 1933, as amended.

      Future transactions, if any, between the Company and any of its officers, directors and/or 5% shareholders will be on terms no less favorable to the Company than would be obtained from independent third parties and will be approved by a majority of the independent, disinterested directors of the Company.

Item 13. Exhibits and Reports on Form 8-K.

Exhibit
Number                               Description
------                               -----------
3.1 Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-27587)).

3.2 Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (Registration No. 333-27587)).

10.1 International Distributor Agreement, dated March 28, 1996, between the Company and C&C Consultores, Argentina (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-27587)).

10.2 Distributor Agreement, dated April 1, 1996 and revised June 18, 1996, between the Company and Prophet 21, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form SB-2 (Registration No. 333-27587)).

10.3 Distributor Agreement, dated January 30, 1996, between the Company and Minerva International Holdings LTD. (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form SB-2 (Registration No. 333-27587)).

10.4 International Distributor's Agreement, dated September 1, 1996, between the Company and Trendsoft Comercio de Software e Hardware Ltda. (incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form SB-2 (Registration No. 333-27587)).

10.5 International Distribution Agreement, dated November 1996, between the Company and Sistemos Integrados (incorporated herein by reference to Exhibit 10.18 to the Company's Registration Statement on Form SB-2 (Registration No. 333-27587)).

10.6 International Distribution Agreement, dated August 5, 1997, between the Company and Cogita Holdings Ltd.

10.7 Non-Exclusive Agreement, dated July 28, 1996, between QED Information Systems of San Diego and the Company (incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form SB-2 (Registration No. 333-27587)).

10.8 Lease Agreement, dated December 19, 1996, between Carriage IV Office Center, L.L.C. and the Company (incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form SB-2 (Registration No. 333-27587)).

10.9 Lease Agreement, dated December 21, 1989, between Robocom Properties, Inc. and the Company relating to 511 Ocean Avenue, Massapequa, New York (incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form SB-2 (Registration No. 333-27587)).

10.10 Guaranty dated December 21, 1989 from the Company to New York Job Development Authority.

10.11 Guaranty dated December 14, 1989 from the Company to Long Island Development Authority.

10.12 Consulting Agreement, dated May 15, 1997, between the Company and Herbert Goldman (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form SB-2 (Registration No. 333-27587)).

10.13 Employment Agreement, dated May 15, 1997, between the Company and Lawrence B. Klein (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form SB-2 (Registration No. 333-27587)).

10.14 Employment Agreement, dated May 15, 1997, between the Company and Irwin Balaban (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form SB-2 (Registration No. 333-27587)).

10.15 Employment Agreement, dated May 15, 1997, between the Company and Steven Kuhl (incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form SB-2 (Registration No. 333-27587)).

10.16 Employment Agreement, dated May 15, 1997, between the Company and Robert O'Connor (incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form SB-2 (Registration No. 333-27587)).

10.17 Master Promissory Note, dated May 15, 1997, from the Company to The Bank of New York (incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form SB-2 (Registration No. 333-27587)).

10.18 Letter Agreement dated September 23, 1997 between the Company and The Bank of New York.

10.19 1997 Stock Option and Long-Term Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form SB-2 (Registration No. 333-27587)).

10.20 General Loan and Security Agreement, dated April 13, 1994, between the Company and The Bank of New York (incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form SB-2 (Registration No. 333-27587)).

10.21 Tax Indemnification Agreement, dated June 6, 1997, between the Company and certain shareholders of the Company.

27       Financial Data Schedule.

----------

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, New York, on September 23, 1997.

                                          ROBOCOM SYSTEMS INC.

                                          By: /s/ Irwin Balaban
                                              -----------------------------
                                              Irwin Balaban
                                              President and Chief Executive
                                              Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

       Signature                          Title                      Date
       ---------                          -----                      ----


/s/Irwin Balaban            Chairman of the Board, President  September 23, 1997
-------------------------   and Chief Executive Officer
Irwin Balaban               (Principal Executive Officer)


/s/Elizabeth A. Burke       Vice President - Finance and      September 23, 1997
-------------------------   Chief Financial Officer
Elizabeth A. Burke          (Principal Accounting Officer)


/s/Herbert Goldman          Director                          September 23, 1997
-------------------------
Herbert Goldman


/s/Lawrence B. Klein        Director                          September 23, 1997
-------------------------
Lawrence B. Klein


/s/Barry J. Gordon          Director                          September 23, 1997
-------------------------
Barry J.Gordon


/s/Kamal Mustafa            Director                          September 23, 1997
-------------------------
Kamal Mustafa

                                 EXHIBIT INDEX

Exhibit
Number                               Description
------                               -----------

10.6 International Distribution Agreement, dated August 5, 1997, between the Company and Cogita Holdings Ltd.

10.10 Guaranty dated December 21, 1989 from the Company to New York Job Development Authority.

10.11 Guaranty dated December 14, 1989 from the Company to Long Island Development Authority.

10.18 Letter Agreement dated September 23, 1997 between the Company and The Bank of New York.

10.21 Tax Indemnification Agreement, dated June 6, 1997, between the Company and certain shareholders of the Company.

27       Financial Data Schedule.