Form 10QSB
period 1997-08-31
ROBOCOM SYSTEMS INC
filed 1997-10-15
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended August 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ______________ to ________________.


                         Commission File Number 0-22735

                                 --------------

                              ROBOCOM SYSTEMS INC.
      --------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

           New York                                     11-2617048
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                  511 Ocean Avenue, Massapequa, New York 11758
      ---------------------------------------------------------------------
                    (Address of principal executive offices)

                                  516-795-5100
      ---------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 13, 1997, 3,467,984 shares the issuer's common stock were outstanding.

Transitional Small Business Disclosure Form (check one);      Yes [ ]  No [X]

                              ROBOCOM SYSTEMS INC.

                                   FORM 10-QSB

                                      INDEX

PART I.   Financial Information


Item 1.   Financial Statements:                                         Page no.

          Balance Sheets - August 31, 1997 and  May 31, 1997 .........     3

          Statements of Operations - Three months ended
            August 31, 1997 and 1996 .................................     4

          Statement of Shareholders' Equity - Three months ended
            August 31, 1997 ..........................................     5

          Statements of Cash Flows  - Three months ended
            August 31, 1997 and 1996 .................................     6

          Notes to Financial Statements...............................     7


Item 2.   Management's Discussion and Analysis or Plan of Operation        9

PART II.  Other Information                                               11

Signatures                                                                11

                              ROBOCOM SYSTEMS INC.

                                 BALANCE SHEETS


                                                                    August 31, 1997  May 31, 1997
                                                                    ---------------  ------------
                                                                       (Unaudited)
Assets
Current assets:
     Cash and cash equivalents .....................................  $    137,015   $    49,065
     Short-term investments ........................................     4,505,073            --
     Accounts receivable, net ......................................       824,684     1,371,717
     Costs incurred and income recognized in excess of billings on
       uncompleted contracts .......................................     1,663,479     1,303,388
     Other current assets ..........................................       266,692         1,361
                                                                      ------------   -----------
Total current assets ...............................................     7,396,943     2,725,531

Property and equipment, net ........................................       102,024        58,184
Software development costs, net ....................................     3,920,743     3,575,342
Other assets .......................................................         9,536       157,402
                                                                      ------------   -----------
Total assets .......................................................  $ 11,429,246   $ 6,516,459
                                                                      ============   ===========

Liabilities and Shareholders' Equity
Current liabilities:
     Bank notes payable ............................................  $         --   $ 1,300,000
     Accounts payable ..............................................       362,894       545,364
     Accrued expenses ..............................................       349,751       482,479
     Billings on uncompleted contracts in excess of related costs
     and income recognized .........................................        92,547        72,741
                                                                      ------------   -----------
Total current liabilities ..........................................       805,192     2,400,584
Noncurrent deferred tax liabilities ................................     1,627,266            --
                                                                      ------------   -----------
Total liabilities ..................................................     2,432,458     2,400,584
                                                                      ------------   -----------
Shareholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares authorized;
        none issued ................................................            --            --
     Common stock, $.01 par value; 10,000,000 shares authorized;
       issued and  outstanding:  3,467,984 shares at August 31, 1997
       and 1,967,984 at May 31, 1997 ...............................        34,680        19,680
     Additional paid-in capital ....................................    10,599,607       262,832
     Retained earnings (deficit) ...................................    (1,420,087)    4,069,750
     Deferred compensation .........................................      (217,412)     (236,387)
                                                                      ------------   -----------
Total shareholders' equity .........................................     8,996,788     4,115,875
                                                                      ------------   -----------
Total liabilities and shareholders' equity .........................  $ 11,429,246   $ 6,516,459
                                                                      ============   ===========

See accompanying notes.

                              ROBOCOM SYSTEMS INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                   Three Months Ended August 31,
                                                   -----------------------------
                                                        1997          1996
                                                    -----------   -----------
Revenues:
   Software license fees .......................... $   247,782   $   138,294
   Services .......................................     647,026       359,484
   Hardware .......................................     299,792       423,352
   Maintenance ....................................     258,568       241,684
                                                    -----------   -----------
   Total revenues .................................   1,453,168     1,162,814
                                                    -----------   -----------

Cost of revenues:
   Cost of license fees ...........................      43,161            --
   Cost of services ...............................     668,620       327,933
   Cost of hardware ...............................     265,982       324,212
   Cost of maintenance ............................      75,460       183,385
                                                    -----------   -----------
   Total cost of revenues .........................   1,053,223       835,530
Amortization of software development costs ........     188,146        91,571
                                                    -----------   -----------
                                                      1,241,369       927,101
                                                    -----------   -----------
Gross margin ......................................     211,799       235,713

Selling, general and administrative expenses ......     543,444       306,071
                                                    -----------   -----------
                                                       (331,645)      (70,358)
Interest income (expense) and other, net ..........      48,914        (2,006)
                                                    -----------   -----------
Loss before provision (benefit) for income taxes ..    (282,731)      (72,364)
                                                    -----------   -----------
Provision (benefit) for income taxes:
   Current ........................................    (124,351)           --
   Deferred .......................................   1,567,223            --
                                                    -----------   -----------
                                                      1,442,872            --
                                                    -----------   -----------
Net loss ..........................................  (1,725,603)      (72,364)
Pro forma benefit for income taxes ................    (128,317)      (30,393)
                                                    -----------   -----------
Pro forma net loss ................................ $(1,597,286)  $   (41,971)
                                                    ===========   ===========
Pro forma net loss per share ...................... $      (.52)  $      (.02)
                                                    ===========   ===========

Pro forma weighted average shares outstanding .....   3,060,375     2,352,599
                                                    ===========   ===========

See accompanying notes.

                              ROBOCOM SYSTEMS INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)


                             Common Stock
                          -------------------
                                    Par Value   Additional         Retained         Deferred    Total Shareholders'
                           Shares     $.01    Paid-In Capital  Earnings(Deficit)  Compensation        Equity
                          ---------  -------  ---------------  -----------------  ------------  -------------------
Balance, May 31, 1997 ..  1,967,984  $19,680    $   262,832       $ 4,069,750      $(236,387)       $ 4,115,875
Net loss ...............         --       --             --        (1,725,603)            --         (1,725,603)
Initial Public Offering   1,500,000   15,000      8,172,541                --             --          8,187,541
Distributions to
 S Corporation
 shareholders ..........         --       --             --        (1,600,000)            --         (1,600,000)
Reclassification of
 S Corporation earnings          --       --      2,164,234        (2,164,234)            --                 --
Amortization of deferred
   compensation ........         --       --             --                --         18,975             18,975
                          ---------  -------    -----------       -----------      ---------        -----------
Balance, August 31, 1997  3,467,984  $34,680    $10,599,607       $(1,420,087)     $(217,412)       $ 8,996,788
                          =========  =======    ===========       ===========      =========        ===========

See accompanying notes.

                              ROBOCOM SYSTEMS INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                         Three Months Ended August 31,
                                                         -----------------------------
                                                              1997          1996
                                                           -----------   ---------
Operating activities
Net loss ................................................  $(1,725,603)  $ (72,364)
Adjustments to reconcile net loss to net
   cash used in operating activities:
       Depreciation .....................................        4,874       5,010
       Provision for deferred income taxes ..............    1,567,223          --
       Amortization of software development costs .......      188,146      91,571
       Amortization of deferred compensation ............       18,975       4,500
       Provision (credit) for bad debts .................           --     (28,124)
       Changes in operating assets and liabilities:
         Accounts receivable ............................      547,033    (592,586)
         Costs incurred and income recognized in excess
           of billings on uncompleted contracts .........     (360,091)    564,240
         Other current assets ...........................     (206,290)     (1,414)
         Accounts payable ...............................     (182,470)    (88,184)
         Accrued expenses ...............................     (132,728)    (70,009)
         Billings on uncompleted contracts in excess of
            related costs and income recognized .........       19,806     118,807
                                                           -----------   ---------
Net cash used in operating activities ...................     (261,125)    (68,553)
                                                           -----------   ---------

Investing activities
Software development costs ..............................     (533,547)   (279,996)
Purchase of short-term investments ......................   (4,505,073)         --
Capital expenditures ....................................      (48,714)         --
                                                           -----------   ---------
Net cash used in investing activities ...................   (5,087,334)   (279,996)
                                                           -----------   ---------

Financing activities
Net payments of bank note payable .......................   (1,300,000)         --
Net proceeds from sale of common stock ..................    8,336,409          --
Distributions of S corporation retained earnings to
   S corporation shareholders ...........................   (1,600,000)         --
                                                           -----------   ---------
Net cash provided by financing activities ...............    5,436,409          --
                                                           -----------   ---------

Increase (Decrease) in cash and cash equivalents ........       87,950    (348,549)
Cash and cash equivalents at beginning of  period .......       49,065     603,948
                                                           -----------   ---------
Cash and cash equivalents at end of period ..............  $   137,015   $ 255,399
                                                           ===========   =========

Supplemental disclosures of cash flow information
Cash paid for interest ..................................  $    21,658   $      --
                                                           ===========   =========

See accompanying notes.

                              ROBOCOM SYSTEMS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 1997
                                   (unaudited)


1.    Background and Basis of Financial Statement Presentation

    The accompanying unaudited financial statements of Robocom Systems Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's operations consist of the development and marketing of automated warehouse management systems and related software which is used by various commercial enterprises primarily located in the United States. The Company licenses and installs its proprietary software product RIMS.2001 which is an "off-the-shelf" inventory management system. The Company also provides related services, including modification, project management, training, implementation support, maintenance and the sale of hardware and third party software.

    Operating results for the three month period ended August 31, 1997 are not necessarily indicative of the results that may be expected for the year ended May 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended May 31, 1997.

2.    Initial Public Offering

    The Company completed its initial public offering of 1,500,000 shares of common stock for sale to the public on June 26, 1997 (the "Offering"). Proceeds from the Offering were $8,187,541, net of expenses of $1,562,459.

   Until the Offering, the Company elected to operate under Subchapter S of the Internal Revenue Code and, consequently, was not subject to Federal and certain state income taxes. The shareholders included their proportionate share of the Company's taxable income (loss) in their personal tax returns for federal and certain state income tax purposes. Concurrent with the closing of the Offering, the Company terminated its status as an S Corporation and became subject to Federal and state income taxes. The provision (benefit) for income taxes presented on the statements of operations are recorded using an effective rate of 42%. The pro forma benefit for income taxes reflects income taxes for periods preceding the Offering. In addition, included in the provision for income taxes for the three months ended August 31, 1997 the Company recorded a one-time, non-cash charge for deferred income taxes in the amount of $1,433,302 as a result of the termination of the Company's S Corporation status. This charge primarily relates to temporary differences for software development costs.

   Additionally, retained earnings of the Company as of the Offering and the concurrent termination of the Company's S Corporation were reclassified to additional paid-in capital.

3.    Pro Forma Net Loss Per Share of Common Stock

    Pro forma net loss per share is based on the weighted average number of shares of common stock outstanding during the period. For the three months ended August 31, 1997, the net loss per share of common stock is calculated using the "treasury stock method". For the three months ended August 31, 1996, the weighted average number of shares includes the portion of the shares offered by the Company that would be necessary to fund the distribution of S Corporation earnings ($2,500,000) based on the initial public offering price of $6.50 per share. For the three months ended August 31, 1996, the common stock issuance of 31,584 shares in May 1997 is treated as outstanding.

                              ROBOCOM SYSTEMS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 1997
                                   (unaudited)


    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25") and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company's required pro forma net loss and net loss per share calculated under Statement 123's fair value method is not materially different from amounts reported under APB 25.

4.    Short-term Investments

    Short-term investments consist of U.S. Government securities, commercial paper and corporate notes. All investments are classified as available-for-sale and are available to support current operations. These investments are valued at amortized cost which approximates fair value because of the short maturities of these investments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; industry trends; changes in demand for the Company's product; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in pricing policies by the Company or its competitors; unanticipated delays in the development, market acceptance or installation of the Company's products; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; governmental export and import policies; global trade policies; and worldwide political stability and economic growth. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

RESULTS OF OPERATIONS

Comparison of Three Months Ended August 31, 1997 and August 31, 1996

      Revenues. Total revenues increased by approximately 25% to $1,453,168 in the three months ended August 31, 1997 from $1,162,814 in the three months ended August 31, 1996. Software license fees increased by approximately 79% during the 1997 period as compared to the 1996 period primarily due to the increase in RIMS.2001 software licenses sold to four clients in the three months ended August 31, 1997 as compared to one client during the three months ended August 31, 1996. Services revenues increased by approximately 80% for the 1997 period as compared to the 1996 period, primarily due to the larger number of RIMS systems in the process of being installed in the three months ended August 31, 1997 as compared to in the three months ended August 31, 1996. Hardware revenues decreased by approximately 29% during the 1997 period as compared to the 1996 period, primarily due to the timing of RIMS sales in the 1997 period and the direct purchase by some customers of the hardware from the manufacturer in the 1997 period. Maintenance revenues increased by approximately 7% for the 1997 period as compared to the 1996 period, due primarily to the larger number of maintenance contracts in operation during such period.

      Cost of Revenues. Total cost of revenues increased by approximately 26% to $1,053,223 in the three months ended August 31, 1997 from $835,530 in the three months ended August 31, 1996. As a percentage of revenues, total cost of revenues remained constant at approximately 72% in each of the three months ended August 31, 1997 and August 31, 1996. Cost of license fees for the 1997 period reflects costs for third party software as compared to none for the 1996 period. As a percentage of hardware revenues, the cost of hardware was higher in the 1997 period due to the type of hardware installed and lower hardware revenues. As a percentage of service revenues, the cost of services was higher in the 1997 period primarily due to costs for training incurred for the Company's international distributors and higher installation costs for a domestic customer. As a percentage of maintenance revenues, the cost of maintenance was lower in the 1997 period due to a lower level of required maintenance as compared to the 1996 period.

      Amortization of Software Development Costs. Amortization of software development costs increased by approximately 105% to $188,146 in the three months ended August 31, 1997 from $91,571 in the three months ended August 31, 1996. The increase was due to the commencement of amortization of capitalized software development costs for RIMS.2001 Versions 3.3, 3.4 and Food in June 1997, the date such versions were first available for sale. As a percentage of revenue, the amortization of software development costs was approximately 13% in the three months ended August 31, 1997 and 8% in the three months ended August 31, 1996.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately 78% to $543,444 in the three months ended August 31, 1997 from $306,071 in the three months ended August 31, 1996. As a percentage of revenue, selling, general and administrative expenses increased to approximately 37% in the three months ended August 31, 1997 from approximately 26% in the three months ended August 31, 1996. The increase in selling, general and administrative expenses was primarily due to the hiring of additional salespersons, consulting fees incurred for the opening of an international office, higher advertising costs and higher travel expenses incurred in connection with the establishment of domestic and international sales and support offices.

      Interest Income (Expense) and Other, net. Interest income increased by $60,226 to $66,095 in the three months ended August 31, 1997 from $5,869 in the three months ended August 31, 1996. The increase is primarily due to the investment of the proceeds from the Offering. Interest expense increased by $4,287 to $17,187 in the three months ended August 31, 1997 from $12,900 in the three months ended August 31, 1996. The increase is due to the higher level of borrowings offset by the lower interest rate on the outstanding balances in the 1997 period.

      Provision(Benefit) for Income Taxes. The provision (benefit) for income taxes is reflected at 42% of the loss before the provision (benefit) for income taxes for the periods subsequent to the Offering. In addition, the provision for income taxes for the three months ended August 31, 1997 includes the one-time, non-cash provision for deferred income taxes in the amount of $1,433,302 as a result of the termination of the Company's S Corporation status upon the Company's initial public offering on June 26, 1997. This amount primarily relates to temporary differences for software development costs.

      Pro Forma Benefit for Income Taxes. The pro forma benefit for income taxes is reflected at 42% of the loss before the provision (benefit) for income taxes for the periods preceding the Offering.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has a bank line of credit (the "Line of Credit"), which expires on November 30, 1997 and provides for borrowings of up to $2,000,000. Amounts outstanding under the Line of Credit are payable on demand and are collateralized by the assets of the Company. Borrowings bear interest at the prime rate (8.50% at October 14, 1997). The Line of Credit has been used primarily for S Corporation distributions to the Company's shareholders prior to the termination of the Company's S Corporation status on June 25, 1997 and for working capital purposes. At August 31, 1997 the Company had no borrowings under the Line of Credit. In the future, however, the Company may re-borrow against this or a subsequent line of credit. The amount available under the Line of Credit is reduced by a $150,000 standby letter of credit with the same bank, which is being utilized as collateral for a vendor and which expires on December 31, 1997.

      Net cash used in operating activities was $261,125 and $68,553 in the three months ended August 31, 1997 and 1996, respectively. Cash flows from operations decreased in the 1997 period due to a higher net loss and higher balances of cost incurred and income recognized in excess of billings on uncompleted contracts offset by lower receivable balances. The increase in income recognized in excess of billings on uncompleted contracts is due to service revenues which are billable upon completing certain milestones which had not been attained as of August 31, 1997. The decrease in accounts receivable was due to collections of billings during the three months ended August 31, 1997 for significant deliveries of equipment and related services to several customers in May 1997.

      The Company capitalized $533,547 and $279,996 in the three months ended August 31, 1997 and 1996, respectively, for software development costs.

      As of August 31, 1997, the Company had $137,015 in cash and cash equivalents and working capital of $6,591,751 primarily as a result of the investment of approximately $4,500,000 in short-term investments in connection with the Company's initial public offering.

      Management believes that cash flow from operations, existing cash and cash equivalents and short-term investments and amounts available under the Line of Credit will be sufficient to meet the Company's currently anticipated working capital and software development requirements through fiscal 1999. The Company's working capital needs in fiscal 1998 include approximately $1,000,000 to establish additional domestic and international sales and support offices and approximately $1,500,000 for software development costs.


PART II. OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

         Exhibit Number             Description
         --------------             -----------
              27                    Financial Data Schedule

         (b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the first quarter of fiscal 1998.





                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, New York, on October 15, 1997.

                        ROBOCOM SYSTEMS INC.



                        By:  /s/Irwin Balaban
                            --------------------------
                            Irwin Balaban
                            President and Chief Executive Officer




                        By:  /s/Elizabeth A. Burke
                            --------------------------
                            Elizabeth A. Burke
                            Vice President - Finance and Chief Financial Officer