Form 10KSB40/A
period 1997-05-31
ROBOCOM SYSTEMS INC
filed 1997-11-06
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended May 31, 1997

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ________________.

                         Commission File Number 0-22735

                                 --------------

                              ROBOCOM SYSTEMS INC.
         --------------------------------------------------------------
                 (Name of small business issuer in its charter)

          New York                                       11-2617048
-------------------------------              ----------------------------------
(State or other jurisdiction of              I.R.S. Employer Identification No.
incorporation or organization)

   511 Ocean Avenue, Massapequa, New York                   11758
   --------------------------------------                   -----
  (Address of principal executive offices)                (Zip Code)

Issuer's telephone number: (516) 795-5100

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                   -------------------------------------------
                                (Title of Class)

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

Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

This Amendment No. 1 on Form 10-KSB/A is being made to supplement the required disclosures for newly public companies filing initial 1934 Act filings.

                                     Part II

Item 5. Market for Common Equity and Related Shareholder Matters.

      On June 26, 1997, the Securities and Exchange Commission declared the Company's registration statement on Form SB-2, as amended (File No. 333-27587), effective, and the offering commenced on that date. Such registration statement registered the sale at an offering price of $6.50 per share of 1,500,000 shares of Common Stock by the Company and the sale, pursuant to over-allotment options granted to the underwriters, of up to an additional 225,000 shares of Common Stock by the Company for an aggregate of 1,725,000 shares of Common Stock registered at an aggregate offering price of $11,212,500. BlueStone Capital Partners LLP was the managing underwriter of the offering, and Oscar Gruss & Son Incorporated and Coleman and Company Securities, Inc. were co-managing underwriters (collectively, the "Representatives"). The Company also registered under the registration statement 150,000 warrants to purchase up to an aggregate of 150,000 shares of Common Stock at $7.80 per share (120% of the public offering price per share) granted to the Representatives. On June 26, 1997, 1,500,000 shares of Common Stock were sold at the offering price of $6.50 per share for an aggregate of $9,750,000. In addition, the Company received $.001 per warrant, for aggregate net proceeds of $150, in consideration of the warrants granted to the Representatives. The over-allotment option was not exercised and expired on August 8, 1997. Total expenses incurred to date were approximately $1,516,000, consisting of $780,000 of underwriting discounts and commissions, $173,000 for the reimbursement of actual expenses to underwriters and actual expenses of approximately $563,000 of legal, accounting and other expenses. Of the $8,234,000 of net proceeds to the Company from the offering, $1,550,000 has been applied to the repayment of indebtedness and $1,600,000 has been distributed to the S Corporation shareholders. Three principal shareholders individually own more than 10% of the Company (both before and after the offering).

      The Company's registration statement for its initial public offering was declared effective after the end of the Company's fiscal year ended May 31, 1997. Approximately $138,000 of expenses were incurred and paid by the Company through the year ended May 31, 1997 in connection with the initial public offering.

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, New York, on November 5, 1997.

                      ROBOCOM SYSTEMS INC.


                      By:  /s/ Irwin Balaban
                          ------------------------------------------------------
                          Irwin Balaban
                          President and Chief Executive Officer


                      By:  /s/ Elizabeth A. Burke
                          ------------------------------------------------------
                          Elizabeth A. Burke
                          Vice President - Finance and Chief Financial Officer