Form 10QSB
period 1997-11-30
ROBOCOM SYSTEMS INC
filed 1998-01-15
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended November 30, 1997

            [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____________ to ______________.

                         Commission File Number 0-22735

                                 --------------

                              ROBOCOM SYSTEMS INC.
      --------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

                      New York                                 11-2617048
---------------------------------------------------    -------------------------
 (State or other jurisdiction of incorporation             (I.R.S. Employer
               or organization)                            Identification No.)

                  511 Ocean Avenue, Massapequa, New York 11758
      ---------------------------------------------------------------------
                    (Address of principal executive offices)

                                  516-795-5100
         --------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of January 14, 1998, 3,467,984 shares the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one); Yes [ ] No [ X ]

                              ROBOCOM SYSTEMS INC.

                                   FORM 10-QSB

                                      INDEX

PART I.     Financial Information


Item 1.     Financial Statements:                                       Page no.

            Balance Sheets - November 30, 1997 and  May 31, 1997.............  3

            Statements of Operations - Three months ended November 30,
              1997 and 1996 .................................................  4

            Statements of Operations - Six months ended November 30, 1997 and 1996 ......................................................  5

            Statements of Shareholders' Equity - Six months ended November
              30, 1997 ......................................................  6

            Statements of Cash Flows  - Six months ended November 30, 1997 and 1996 ......................................................  7

            Notes to Financial Statements....................................  8


Item 2.     Management's Discussion and Analysis or Plan of Operation........ 10

PART II.    Other Information:

Item 2.     Changes in Securities and Use of Proceeds........................ 14

Item 6.     Exhibits and Reports on Form 8-K................................. 14

Signatures  ................................................................. 14

                              ROBOCOM SYSTEMS INC.

                                 BALANCE SHEETS

                                                                  November 30, 1997    May 31, 1997
                                                                  -----------------    ------------
                                                                     (Unaudited)
Assets
Current assets:
     Cash and cash equivalents ...................................  $      6,058       $    49,065
     Short-term investments ......................................     3,783,085                --
     Accounts receivable, net ....................................     1,543,058         1,371,717
     Costs incurred and income recognized in excess of billings on
       uncompleted contracts .....................................     1,563,281         1,303,388
     Other current assets ........................................       513,620             1,361
                                                                    ------------       -----------
Total current assets .............................................     7,409,102         2,725,531

Property and equipment, net ......................................       163,083            58,184
Software development costs, net ..................................     4,098,538         3,575,342
Other assets .....................................................        23,519           157,402
                                                                    ------------       -----------
Total assets .....................................................  $ 11,694,242       $ 6,516,459
                                                                    ============       ===========

Liabilities and Shareholders' Equity
Current liabilities:
     Bank notes payable ..........................................  $         --       $ 1,300,000
     Accounts payable ............................................       445,422           545,364
     Accrued expenses ............................................       637,035           482,479
     Billings on uncompleted contracts in excess of related costs
       and income recognized .....................................        76,365            72,741
                                                                    ------------       -----------

Total current liabilities ........................................     1,158,822         2,400,584
Noncurrent deferred tax liabilities ..............................     1,693,970                --
                                                                    ------------       -----------
Total liabilities ................................................     2,852,792         2,400,584
                                                                    ------------       -----------

Shareholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares authorized;
        none issued ..............................................            --                --
     Common stock, $.01 par value; 10,000,000 shares authorized;
       issued and outstanding: 3,467,984 shares at November 30,
       1997 and 1,967,984 at May 31, 1997 ........................        34,680            19,680
     Additional paid-in capital ..................................    10,582,256           262,832
     Retained earnings (deficit) .................................    (1,577,049)        4,069,750
     Deferred compensation .......................................      (198,437)         (236,387)
                                                                    ------------       -----------
Total shareholders' equity .......................................     8,841,450         4,115,875
                                                                    ------------       -----------
Total liabilities and shareholders' equity .......................  $ 11,694,242       $ 6,516,459
                                                                    ============       ===========

See accompanying notes.

                              ROBOCOM SYSTEMS INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                         Three Months Ended November 30,
                                                         ------------------------------
                                                              1997          1996
                                                           -----------   -----------
Revenues:
   Software license fees ................................  $   386,731   $   263,793
   Services .............................................      717,270       481,705
   Hardware .............................................      554,011       455,067
   Maintenance ..........................................      244,634       243,621
                                                           -----------   -----------
   Total revenues .......................................    1,902,646     1,444,186
                                                           -----------   -----------

Cost of revenues:
   Cost of license fees .................................      101,468        78,758
   Cost of services .....................................      760,624       390,455
   Cost of hardware .....................................      435,840       360,646
   Cost of maintenance ..................................      104,673       171,540
                                                           -----------   -----------
   Total cost of revenues ...............................    1,402,605     1,001,399
Amortization of software development costs ..............      178,070       116,599
                                                           -----------   -----------
                                                             1,580,675     1,117,998
                                                           -----------   -----------
Gross margin ............................................      321,971       326,188

Selling, general and administrative expenses ............      637,868       262,066
                                                           -----------   -----------
                                                              (315,897)       64,122
Interest income (expense) and other, net ................       45,273       (14,286)
                                                           -----------   -----------
(Loss) income before provision (benefit) for income taxes     (270,624)       49,836
                                                           -----------   -----------
Provision (benefit) for income taxes:
   Current ..............................................     (196,301)           --
   Deferred .............................................       82,639            --
                                                           -----------   -----------
                                                              (113,662)           --
                                                           -----------   -----------
Net (loss) income .......................................     (156,962)       49,836
Pro forma provision for income taxes ....................           --        20,393
                                                           -----------   -----------
Pro forma net (loss) income .............................  $  (156,962)  $    28,905
                                                           ===========   ===========

Pro forma net (loss) income per share ...................  $      (.05)  $       .01
                                                           ===========   ===========

Pro forma weighted average shares outstanding ...........    3,467,984     2,352,599
                                                           ===========   ===========

See accompanying notes.

                              ROBOCOM SYSTEMS INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 Six Months Ended November 30,
                                                 ----------------------------
                                                      1997          1996
                                                  -----------   -----------
Revenues:
   Software license fees .......................  $   634,513   $   402,087
   Services ....................................    1,364,294       841,189
   Hardware ....................................      853,803       878,419
   Maintenance .................................      503,203       485,305
                                                  -----------   -----------
   Total revenues ..............................    3,355,813     2,607,000
                                                  -----------   -----------

Cost of revenues:
   Cost of license fees ........................      144,629        78,758
   Cost of services ............................    1,429,243       718,388
   Cost of hardware ............................      701,823       684,858
   Cost of maintenance .........................      180,133       354,925
                                                  -----------   -----------
   Total cost of revenues ......................    2,455,828     1 836,929
Amortization of software development costs .....      366,216       208,170
                                                  -----------   -----------
                                                    2,822,044     2,045,099
                                                  -----------   -----------
Gross margin ...................................      533,769       561,901

Selling, general and administrative expenses ...    1,181,312       568,137
                                                  -----------   -----------
                                                     (647,542)       (6,236)
Interest income (expense) and other, net .......       94,187       (16,292)
                                                  -----------   -----------
Loss before provision (benefit) for income taxes     (553,355)      (22,528)
                                                  -----------   -----------
Provision (benefit) for income taxes:
   Current .....................................     (320,652)           --
   Deferred ....................................    1,649,862            --
                                                  -----------   -----------
                                                    1,329,210            --
                                                  -----------   -----------
Net loss .......................................   (1,882,565)      (22,528)
Pro forma benefit for income taxes .............     (128,317)       (9,462)
                                                  -----------   ------------
Pro forma net loss .............................  $(1,754,248)  $   (13,066)
                                                  ===========   ===========

Pro forma net loss per share ...................  $      (.54)  $      (.01)
                                                  ===========   ===========


Pro forma weighted average shares outstanding ..    3,263,066     2,352,599
                                                  ===========   ===========

See accompanying notes.

                              ROBOCOM SYSTEMS INC.

                       STATEMENT OF SHAREHOLDERS' EQUITY
                                  (unaudited)

                                      Common Stock
                                -----------------------
                                              Par Value       Additional        Retained          Deferred    Total Shareholders'
                                  Shares        $.01       Paid-In Capital  Earnings(Deficit)   Compensation        Equity
                                ---------    ----------    ---------------  ----------------    ------------  ------------------
Balance, May 31, 1997 ........  1,967,984    $   19,680      $   262,832      $ 4,069,750       $  (236,387)      $ 4,115,875
Net loss .....................         --            --               --       (1,882,565)               --        (1,882,565)
Initial Public Offering.......  1,500,000        15,000        8,155,190               --                --         8,170,190
Distributions to
 S Corporation ...............         --            --               --       (1,600,000)               --        (1,600,000)
shareholders .................
Reclassification of
 S Corporation earnings ......         --            --        2,164,234       (2,164,234)               --                --
Amortization of deferred
   compensation ..............         --            --               --               --            37,950            37,950
                                ---------    ----------      -----------      -----------       -----------       -----------
Balance, November 30, 1997 ...  3,467,984    $   34,680      $10,582,256      $(1,577,048)      $  (198,437)      $ 8,841,450
                                =========    ==========      ===========      ===========       ===========       ===========

See accompanying notes.

                              ROBOCOM SYSTEMS INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                       Six Months Ended November 30,
                                                       -----------------------------
                                                            1997         1996
                                                         -----------   ---------
Operating activities
Net loss ..............................................  $(1,882,565)  $ (22,528)
Adjustments to reconcile net loss to net
   cash (used in) provided by operating activities:
       Depreciation ...................................       11,521      10,020
       Provision for deferred income taxes ............    1,649,862          --
       Amortization of software development costs .....      366,216     208,170
       Amortization of deferred compensation ..........       37,950       9,000
       Provision (credit) for bad debts ...............       (7,640)    (28,124)
       Changes in operating assets and liabilities:
         Accounts receivable ..........................     (163,701)   (317,098)
         Costs incurred and income recognized in excess
           of billings on uncompleted contracts .......     (259,893)    505,428
         Other current assets and other ...............     (483,135)     28,085
         Accounts payable .............................      (99,942)    (18,900)
         Accrued expenses .............................      154,556     (59,254)
         Billings on uncompleted contracts in excess of
            related costs and income recognized .......        3,624     225,652
                                                         -----------   ---------
Net cash (used in) provided by operating activities ...     (673,147)    540,451
                                                         -----------   ---------

Investing activities
Software development costs ............................     (889,412)   (599,887)
Purchase of short-term investments ....................   (6,239,292)         --
Redemption of short-term investments ..................    2,456,207          --
Capital expenditures ..................................     (116,420)         --
                                                         -----------   ---------
Net cash used in investing activities .................   (4,788,917)   (599,887)
                                                         -----------   ---------

Financing activities
Net payments of bank note payable .....................   (1,300,000)         --
Net proceeds from sale of common stock ................    8,319,057          --
Distributions of S corporation retained earnings to
   S corporation shareholders .........................   (1,600,000)         --
                                                         -----------   ---------
Net cash provided by financing activities .............    5,419,057          --
                                                         -----------   ---------

Decrease in cash and cash equivalents .................      (43,007)    (59,436)
Cash and cash equivalents at beginning of  period .....       49,065     603,948
                                                         -----------   ---------
Cash and cash equivalents at end of period ............  $     6,058   $ 544,512
                                                         ===========   =========

Supplemental disclosures of cash flow information
Cash paid for interest ................................  $    21,658   $      --
                                                         ===========   =========

See accompanying notes.

                              ROBOCOM SYSTEMS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 1997
                                   (unaudited)

1. Background and Basis of Financial Statement Presentation

      The accompanying unaudited financial statements of Robocom Systems Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's operations consist of the development and marketing of automated warehouse management systems and related software which is used by various commercial enterprises primarily located in the United States. The Company licenses and installs its proprietary software product RIMS.2001, which is an "off-the-shelf" inventory management system. The Company also provides related services, including modification, project management, training, implementation support, maintenance and the sale of hardware and third party software.

      Operating results for the three and six month periods ended November 30, 1997 are not necessarily indicative of the results that may be expected for the year ended May 31, 1998. For further information, refer to the financial statements and footnotes thereto included in amendment no. 1 to the Company's annual report on Form 10-KSB for the year ended May 31, 1997.

2. Initial Public Offering

      The Company completed its initial public offering of 1,500,000 shares of common stock for sale to the public on June 26, 1997 (the "Offering"). Proceeds from the Offering were $8,170,190, net of expenses of $1,579,810.

      Until the Offering, the Company elected to operate under Subchapter S of the Internal Revenue Code and, consequently, was not subject to Federal and certain state income taxes. The shareholders included their proportionate share of the Company's taxable income (loss) in their personal tax returns for federal and certain state income tax purposes. Concurrent with the closing of the Offering, the Company terminated its status as an S Corporation and became subject to Federal and state income taxes. The provision (benefit) for income taxes presented on the statements of operations are recorded using an effective rate of 42%. The pro forma benefit for income taxes reflects income taxes for periods preceding the Offering. In addition, included in the provision for income taxes for the six months ended November 30, 1997 is a one-time, non-cash charge for deferred income taxes in the amount of $1,433,302 resulting from the termination of the Company's S Corporation status. This charge primarily relates to temporary differences for software development costs.

      Additionally, retained earnings of the Company as of the Offering and the concurrent termination of the Company's S Corporation status were reclassified to additional paid-in capital.

3. Pro Forma Net Loss Per Share of Common Stock

      Pro forma net loss per share is based on the weighted average number of shares of common stock outstanding during the period. For the three and six months ended November 30, 1997, the net loss per share of common stock is based upon the weighted average number of common shares outstanding. For the three and six months ended November 30, 1996, the weighted average number of shares includes the portion of the shares offered by the Company that would be necessary to fund the distribution of S Corporation earnings ($2,500,000) based on the initial public offering price of $6.50 per share. For the three and six months ended November 30, 1996, the common stock issuance of 31,584 shares in May 1997 is treated as outstanding.

                              ROBOCOM SYSTEMS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 1997
                                   (unaudited)

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

4. Short-term Investments

      Short-term investments consist of U.S. Government securities, commercial paper and corporate notes. All investments are classified as available-for-sale and are available to support current operations. These investments are valued at amortized cost, which approximates fair value because of the short maturities of these investments.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended November 30, 1997 and November 30, 1996

            Revenues. Total revenues increased by approximately 32% to $1,902,646 in the three months ended November 30, 1997 as compared to $1,444,186 in the three months ended November 30, 1996. Software license fees increased by approximately 47% during the 1997 period as compared to the 1996 period primarily due to the higher number of users for one of the four RIMS.2001 software licenses sold in the three months ended November 30, 1997 as compared to the five RIMS.2001 software licenses sold during the three months ended November 30, 1996. Services revenues increased by approximately 49% for the 1997 period as compared to the 1996 period, primarily due to the larger number of RIMS systems in the process of being installed in the three months ended November 30, 1997 as compared to the three months ended November 30, 1996. Hardware revenues increased by approximately 22% during the 1997 period as compared to the 1996 period, primarily due to the larger number of RIMS systems in the process of being installed in the 1997 period as compared to the three months ended November 30, 1996. Maintenance revenues increased slightly for the 1997 period as compared to the 1996 period, due primarily to a larger number of maintenance contracts in operation during such period offset by the expiration of a pre-RIMS.2001 maintenance contract in the third quarter of fiscal 1997. Without the expired pre-RIMS.2001 maintenance contract revenues in the 1996 period, maintenance revenues increased by approximately 20% during the 1997 period as compared to the 1996 period.

            Cost of Revenues. Total cost of revenues increased by approximately 40% to $1,402,605 in the three months ended November 30, 1997 as compared to $1,001,399 in the three months ended November 30, 1996. As a percentage of revenues, total cost of revenues increased to approximately 74% in the 1997 period as compared to approximately 69% in the 1996 period. As a percentage of license fee revenues, cost of license fees decreased to approximately 26% in the 1997 period as compared to approximately 30% in the 1996 period. The decrease is generally due to lower costs for third party software in the 1997 period as compared to the 1996 period, which included an unusually large third party software fee for one customer, offset by distributor fees for international sales of software licenses which began in the 1997 period. As a percentage of service revenues, the cost of services was higher in the 1997 period as compared to the 1996 period primarily due to higher salaries and related overhead and the hiring of additional personnel, including project management and programmers. These increases further management's plan to build the infrastructure for the Company's anticipated future revenue growth. As a percentage of hardware revenues, the cost of hardware was consistent in the 1997 period as compared to the 1996 period. As a percentage of maintenance revenues, the cost of maintenance was significantly lower in the 1997 period due to a lower level of required maintenance as compared to the 1996 period and the expiration in fiscal year 1997 of a pre-RIMS.2001 maintenance contract which incurred higher maintenance costs.

            Amortization of Software Development Costs. Amortization of software development costs increased by approximately 53% to $178,070 in the three months ended November 30, 1997 as compared to $116,599 in the three months ended November 30, 1996. The increase was due to the commencement of amortization of capitalized software development costs for RIMS.2001 Versions 3.3, 3.4 and RIMS.Food in June 1997, the date such versions were first available for sale. As a percentage of revenue, the amortization of software development costs was approximately 9% in the three months ended November 30, 1997 and 8% in the three months ended November 30, 1996.

            Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately 143% to $637,868 in the three months ended November 30, 1997 as compared to $262,066 in the three months ended November 30, 1996. As a percentage of revenue, selling, general and administrative expenses increased to approximately 34% in the three months ended November 30, 1997 as compared to approximately 18% in the three months ended November 30, 1996. The increase in selling, general and administrative expenses was primarily due to the increases in hiring of additional salespersons, consulting fees incurred for the opening of an international office, higher advertising costs and higher travel expenses incurred in connection with the establishment of domestic and international sales and support offices. These increases further management's plan to build the infrastructure for the Company's anticipated future revenue growth.

            Interest Income (Expense) and Other, net. Interest income increased by $38,560 to $45,273 in the three months ended November 30, 1997 as compared to $6,714 in the three months ended November 30, 1996. The increase is primarily due to the investment of the proceeds from the Offering. Interest expense decreased to none in the three months ended November 30, 1997 as compared to $21,000 in the three months ended November 30, 1996. The decrease is due to the repayment of the bank note payable with the proceeds from the Offering in July 1997.

            Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes is reflected at 42% of the loss before the provision (benefit) for income taxes for the periods subsequent to the Offering.

            Pro Forma Provision for Income Taxes. The pro forma provision for income taxes is reflected at 42% of the income before the provision for income taxes for the periods preceding the Offering.

Comparison of Six Months Ended November 30, 1997 and November 30, 1996

            Revenues. Total revenues increased by approximately 29% to $3,355,813 in the six months ended November 30, 1997 as compared to $2,607,000 in the six months ended November 30, 1996. Software license fees increased by approximately 58% during the 1997 period as compared to the 1996 period primarily due to the sale of eight RIMS.2001 software licenses in the six months ended November 30, 1997 as compared to the sale of five RIMS.2001 software licenses during the six months ended November 30, 1996. In addition, one of the RIMS.2001 software licenses sold in the 1997 period was for a large number of users yielding a higher license fee. Services revenues increased by approximately 62% for the 1997 period as compared to the 1996 period, primarily due to the larger number of RIMS systems in the process of being installed in the six months ended November 30, 1997 as compared to the six months ended November 30, 1996. Hardware revenues decreased by approximately 3% during the 1997 period as compared to the 1996 period, primarily due to the timing of RIMS sales in the 1997 period and the direct purchase by some customers of the hardware from the manufacturer in the 1997 period. Maintenance revenues increased by approximately 4% for the 1997 period as compared to the 1996 period, due primarily to the larger number of maintenance contracts in operation during such period offset by the expiration of a pre-RIMS.2001 maintenance contract in the third quarter of fiscal 1997. Without the expired pre-RIMS.2001 maintenance customer's revenue in the 1996 period, maintenance revenues increased by approximately 13% during the 1997 period as compared to the 1996 period.

            Cost of Revenues. Total cost of revenues increased by approximately 34% to $2,455,828 in the six months ended November 30, 1997 as compared to $1,836,929 in the six months ended November 30, 1996. As a percentage of revenues, total cost of revenues increased to approximately 73% in the 1997 period as compared to approximately 70% in the 1996 period. As a percentage of license fee revenues, cost of license fees increased to approximately 23% in the 1997 period as compared to approximately 20% in the 1996 period. The increase is generally due to distributor fees for international sales of software licenses which began in the 1997 period. As a percentage of service revenues, the cost of services was higher in the 1997 period as compared to the 1996 period primarily due to higher salaries and related overhead and the hiring of additional personnel, including project management and programmers, and, to a lesser extent, to costs for training incurred for the Company's international distributors and higher installation costs for a domestic customer. These increases further management's plan to build the infrastructure for the Company's anticipated future revenue growth. As a percentage of hardware revenues, the cost of hardware was higher in the 1997 period due to the type of hardware installed. As a percentage of maintenance revenues, the cost of maintenance was significantly lower in the 1997 period due to a lower level of required maintenance as compared to the 1996 period and the expiration in fiscal year 1997 of a pre-RIMS.2001 maintenance contract which incurred higher maintenance costs.

            Amortization of Software Development Costs. Amortization of software development costs increased by approximately 76% to $366,216 in the six months ended November 30, 1997 as compared to $208,170 in the six months ended November 30, 1996. The increase was due to the commencement of amortization of capitalized software development costs for RIMS.2001 Versions 3.3, 3.4 and RIMS.Food in June 1997, the date such versions were first available for sale. As a percentage of revenue, the amortization of software development costs was approximately 11% in the six months ended November 30, 1997 and 8% in the six months ended November 30, 1996.

            Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately 108% to $1,181,312 in the six months ended November 30, 1997 as compared to $568,137 in the six months ended November 30, 1996. As a percentage of revenue, selling, general and administrative expenses increased to approximately 35% in the six months ended November 30, 1997 as compared to approximately 22% in the six months ended November 30, 1996. The increase in selling, general and administrative expenses was primarily due to the increases in hiring of additional salespersons, consulting fees incurred for the opening of an international office, higher advertising costs and higher travel expenses incurred in connection with the establishment of domestic and international sales and support offices. These increases further management's plan to build the infrastructure for the Company's anticipated future revenue growth.

            Interest Income (Expense) and Other, net. Interest income increased by $98,791 to $111,314 in the six months ended November 30, 1997 as compared to $12,583 in the six months ended November 30, 1996. The increase is primarily due to the investment of the proceeds from the Offering. Interest expense decreased by $11,688 to $17,187 in the six months ended November 30, 1997 as compared to $28,875 in the six months ended November 30, 1996. The decrease is due to the repayment of the bank note payable with the proceeds from the Offering in July 1997.

            Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes is reflected at 42% of the loss before the provision (benefit) for income taxes for the periods subsequent to the Offering. In addition, the provision for income taxes for the six months ended November 30, 1997 includes the one-time, non-cash provision for deferred income taxes in the amount of $1,433,302 as a result of the termination of the Company's S Corporation status upon the Company's initial public offering on June 26, 1997. This amount primarily relates to temporary differences for software development costs.

            Pro Forma Benefit for Income Taxes. The pro forma benefit for income taxes is reflected at 42% of the loss before the benefit for income taxes for the periods preceding the Offering.

LIQUIDITY AND CAPITAL RESOURCES

            The Company has a bank line of credit (the "Line of Credit"), which expires on September 30, 1998 and provides for borrowings of up to $2,000,000. Amounts outstanding under the Line of Credit are payable on demand and are collateralized by the assets of the Company. Borrowings bear interest at the prime rate (8.50% at January 14, 1998). The Line of Credit has been used primarily for S Corporation distributions to the Company's shareholders prior to the termination of the Company's S Corporation status on June 25, 1997 and for working capital purposes. At November 30, 1997, the Company had no borrowings under the Line of Credit. In the future, however, the Company may re-borrow against this or a subsequent line of credit. The amount available under the Line of Credit is reduced by a $150,000 standby letter of credit with the same bank, which is being utilized as collateral for a vendor and which expires on December 31, 1998.

            Net cash used in operating activities was $673,147 in the six months ended November 30, 1997 and net cash provided by operating activities was $68,553 in the six months ended 1996. Cash flows from operations decreased in the 1997 period due to higher balances of cost incurred and income recognized in excess of billings on uncompleted contracts and a lower balance of billings on uncompleted contracts in excess of related costs and income recognized. The increase in income recognized in excess of billings on uncompleted contracts is due to service revenues which are billable upon completing certain milestones. The decrease in billings on uncompleted contracts in excess of related costs and income recognized is due to fewer modifications of the standard software requested by customers, which typically required large advances.

            The Company capitalized $889,412 and $599,887 in the six months ended November 30, 1997 and 1996, respectively, for software development costs. The capitalized software development costs in process in the 1997 period include costs of adding, among other things, functionality to provide internet/intranet accessibility and Windows NT compatibility.

            As of November 30, 1997, the Company had $6,058 in cash and cash equivalents and working capital of $6,250,280 primarily as a result of the investment of approximately $3,800,000 in short-term investments in connection with the Company's initial public offering.

            Management believes that cash flow from operations, existing cash and cash equivalents and short-term investments and amounts available under the Line of Credit will be sufficient to meet the Company's currently anticipated working capital and software development requirements through fiscal 1999. The Company's working capital needs in the remainder of fiscal 1998 include approximately $500,000 to establish additional domestic and international sales and support offices and approximately $650,000 for software development costs.

PART II. OTHER INFORMATION:

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

            On June 26, 1997, the Securities and Exchange Commission declared the Company's registration statement on Form SB-2, as amended (File No. 333-27587), effective. Item 5 of Part II of the Company's Form 10KSB/A for the fiscal year ended May 31, 1997 set forth information regarding the Company's proceeds from the offering pursuant to such registration statement and the Company's use of such proceeds. The following information has changed since such disclosure.

            Total expenses incurred to date were approximately $1,580,000, consisting of $780,000 of underwriting discounts and commissions, $173,000 for the reimbursement of actual expenses to underwriters and actual expenses of approximately $627,000 of legal, accounting and other expenses. Of the $8,170,000 of net proceeds to the Company from the offering, $3,783,000 are invested in short-term investments, $1,550,000 has been applied to the repayment of indebtedness, $1,600,000 has been distributed to the S Corporation shareholders, $889,000 has been utilized for software development costs, $116,000 has been utilized for capital expenditures, which include computers and furniture, and $232,000 has been utilized for working capital purposes including costs for the establishment of domestic and international sales offices, negotiation with international distributors and planned increases in personnel to build the infrastructure for the Company's anticipated future revenue growth.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

            Exhibit Number       Description
            --------------       -----------
                  10.1           Letter Agreement, dated January 5, 1998,
                                 between The Bank of New York and the Company

                  27             Financial Data Schedule

            (b)   Reports on Form 8-K

            No reports on Form 8-K were filed during the second quarter of fiscal 1998.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, New York, on January 14, 1998.

                       ROBOCOM SYSTEMS INC.


                       By:  /s/ Irwin Balaban
                           -----------------------------------------------------
                           Irwin Balaban
                           President and Chief Executive Officer



                       By:  /s/ Elizabeth A. Burke
                           -----------------------------------------------------
                           Elizabeth A. Burke
                           Vice President - Finance and Chief Financial Officer

                                  Exhibit Index

Exhibit
Number                                Description
------                                -----------

10.1 Letter Agreement, dated January 5, 1998, between The Bank of New York and the Company

27       Financial Data Schedule