Form 10QSB
period 1998-02-28
ROBOCOM SYSTEMS INC
filed 1998-04-15
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 1998

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ______.

                         Commission File Number 0-22735
                                                -------

                                -----------------

                              ROBOCOM SYSTEMS INC.
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

            New York                                  11-2617048
  -------------------------------         ------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

                  511 Ocean Avenue, Massapequa, New York 11758
                  --------------------------------------------
                    (Address of principal executive offices)

                                  516-795-5100
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 14, 1998, 3,467,984 shares the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]

                              ROBOCOM SYSTEMS INC.

                                   FORM 10-QSB

                                      INDEX

PART I.  Financial Information


Item 1.  Financial Statements:                                          Page no.

         Balance Sheets - February 28, 1998 and May 31, 1997................3

         Statements of Operations - Three months ended February 28,
         1998 and 1997 .....................................................4

         Statements of Operations - Nine months ended February 28,
         1998 and 1997 .....................................................5

         Statements of Shareholders' Equity - Nine months ended
         February 28, 1998 .................................................6

         Statements of Cash Flows - Nine months ended February 28,
         1998 and 1997 .....................................................7

         Notes to Financial Statements......................................8


Item 2.  Management's Discussion and Analysis or Plan of Operation.........10

PART II. Other Information:

Item 2.  Changes in Securities and Use of Proceeds.........................14

Item 6.  Exhibits and Reports on Form 8-K..................................14

Signatures ................................................................14

                              ROBOCOM SYSTEMS INC.

                                 BALANCE SHEETS

                                                                             February 28, 1998       May 31, 1997
                                                                            ------------------    ------------------
Assets                                                                          (Unaudited)
Current assets:
      Cash and cash equivalents .........................................   $          233,731    $           49,065
      Short-term investments ............................................            2,539,725                    --
      Accounts receivable, net ..........................................            1,661,487             1,371,717
      Costs incurred and income recognized in excess of billings on
        uncompleted contracts ...........................................            1,560,973             1,303,388
      Deferred taxes ....................................................              673,882                    --
      Other current assets ..............................................              128,463                 1,361
                                                                            ------------------    ------------------
Total current assets ....................................................            6,798,261             2,725,531
Property and equipment, net .............................................              233,525                58,184
Software development costs, net .........................................            4,213,685             3,575,342
Other assets ............................................................              101,115               157,402
                                                                            ------------------    ------------------
Total assets ............................................................   $       11,346,586    $        6,516,459
                                                                            ==================    ==================
Liabilities and Shareholders' Equity Current liabilities:
      Bank notes payable ................................................   $               --    $        1,300,000
      Accounts payable ..................................................              448,254               545,364
      Accrued expenses ..................................................              527,935               482,479
      Billings on uncompleted contracts in excess of related costs and
        income recognized ...............................................              147,082                72,741
                                                                            ------------------    ------------------
Total current liabilities ...............................................            1,123,271             2,400,584
Noncurrent deferred tax liabilities .....................................            1,734,363                    --
                                                                            ------------------    ------------------
Total liabilities .......................................................            2,857,634             2,400,584
                                                                            ------------------    ------------------
Shareholders' equity:
      Preferred stock, $.01 par value; 1,000,000 shares authorized;
        none issued .....................................................                   --                    --
      Common stock, $.01 par value; 10,000,000 shares authorized;
        issued and outstanding: 3,467,984 shares at February 28, 1998 and
        1,967,984 at May 31, 1997 .......................................               34,680                19,680
      Additional paid-in capital ........................................           10,581,882               262,832
      Retained earnings (deficit) .......................................           (1,948,148)            4,069,750
      Deferred compensation .............................................             (179,462)             (236,387)
                                                                            ------------------    ------------------
Total shareholders' equity ..............................................            8,488,952             4,115,875
                                                                            ------------------    ------------------
Total liabilities and shareholders' equity ..............................   $       11,346,586    $        6,516,459
                                                                            ==================    ==================

See accompanying notes.

                              ROBOCOM SYSTEMS INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                 Three Months Ended February 28,
                                                            ----------------------------------------
                                                                   1998                  1997
                                                            ------------------    ------------------
Revenues:
   Software license fees ................................   $          546,442    $          497,379
   Services .............................................              380,832               779,597
   Hardware .............................................              524,150               850,602
   Maintenance ..........................................              252,088               350,274
                                                            ------------------    ------------------
   Total revenues .......................................            1,703,512             2,477,852
                                                            ------------------    ------------------

Cost of revenues:
   Cost of license fees .................................               78,718                17,478
   Cost of services .....................................              814,309               296,227
   Cost of hardware .....................................              440,321               644,637
   Cost of maintenance ..................................              135,832               198,701
                                                            ------------------    ------------------
   Total cost of revenues ...............................            1,469,180             1,157,043
Amortization of software development costs ..............              183,108               116,599
                                                            ------------------    ------------------
                                                                     1,652,288             1,273,642
                                                            ------------------    ------------------
Gross margin ............................................               51,224             1,204,210

Selling, general and administrative expenses ............              733,938               216,304
                                                            ------------------    ------------------
                                                                      (682,714)              987,906
Interest income (expense) and other, net ................               42,886                (7,955)
                                                            ------------------    ------------------
(Loss) income before provision (benefit) for income taxes             (639,828)              979,951
Benefit for income taxes ................................             (268,728)                   --
                                                            ------------------    ------------------
Net (loss) income .......................................             (371,100)              979,951
Pro forma provision for income taxes ....................                   --               411,579
                                                            ------------------    ------------------
Pro forma net (loss) income .............................   $         (371,100)   $          568,372
                                                            ==================    ==================

Pro forma net (loss) income per common share and
   per common share assuming dilution ...................   $             (.11)   $              .24
                                                            ==================    ==================
Pro forma weighted average shares outstanding ...........            3,467,984             2,352,599
                                                            ==================    ==================

See accompanying notes.

                              ROBOCOM SYSTEMS INC.

                            STATEMENTS OF OPERATIONS

                                                                  Nine months Ended February 28,
                                                            ----------------------------------------
                                                                   1998                  1997
                                                            ------------------    ------------------
Revenues:                                                       (Unaudited)
   Software license fees ................................   $        1,180,955    $          899,466
   Services .............................................            1,745,128             1,620,786
   Hardware .............................................            1,377,953             1,729,021
   Maintenance ..........................................              755,291               835,579
                                                            ------------------    ------------------
   Total revenues .......................................            5,059,327             5,084,852
                                                            ------------------    ------------------

Cost of revenues:
   Cost of license fees .................................              223,347                96,236
   Cost of services .....................................            2,243,553             1,014,615
   Cost of hardware .....................................            1,142,144             1,329,495
   Cost of maintenance ..................................              315,965               553,626
                                                            ------------------    ------------------
   Total cost of revenues ...............................            3,925,009             2,993,972
Amortization of software development costs ..............              549,324               324,769
                                                            ------------------    ------------------
                                                                     4,474,333             3,318,741
                                                            ------------------    ------------------
Gross margin ............................................              584,994             1,766,111

Selling, general and administrative expenses ............            1,915,250               784,441
                                                            ------------------    ------------------
                                                                    (1,330,256)              981,670
Interest income (expense) and other, net ................              137,074               (24,247)
                                                            ------------------    ------------------
(Loss) income before (benefit) provision for income taxes           (1,193,182)              957,423
Provision for income taxes ..............................            1,060,482                    --
                                                            ------------------    ------------------
Net (loss) income .......................................           (2,253,664)              957,423
Pro forma (benefit) provision for income taxes ..........             (128,317)              402,118
                                                            ------------------    ------------------
Pro forma net (loss) income .............................   $       (2,125,347)   $          555,305
                                                            ==================    ==================

Pro forma net (loss) income per common share and
   per common share assuming dilution ...................   $             (.64)   $              .24
                                                            ==================    ==================
Pro forma weighted average shares outstanding ...........            3,330,621             2,352,599
                                                            ==================    ==================

See accompanying notes.

                              ROBOCOM SYSTEMS INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)

                               Common Stock
                            -------------------
                                      Par Value    Additional         Retained           Deferred     Total Shareholders'
                              Shares     $.01    Paid-In Capital  Earnings(Deficit)    Compensation         Equity
                            --------- ---------  ---------------  -----------------   -------------   ------------------
Balance, May 31, 1997 ....  1,967,984   $19,680         $262,832         $4,069,750       $(236,387)          $4,115,875
Net loss .................         --       --                --         (2,253,664)             --           (2,253,664)
Initial Public Offering ..  1,500,000    15,000        8,154,816                 --              --            8,169,816
Distributions to S
 Corporation
 shareholders ............         --        --               --         (1,600,000)             --           (1,600,000)
Reclassification of
 S Corporation earnings ..         --        --        2,164,234         (2,164,234)             --                   --
Amortization of deferred
   compensation ..........         --        --               --                 --          56,925               56,925
                            --------- ---------  ---------------  -----------------   -------------   ------------------
Balance, February 28, 1998  3,467,984   $34,680      $10,581,882        $(1,948,148)      $(179,462)          $8,488,952
                            ========= =========  ===============  =================   =============   ==================

See accompanying notes.

                              ROBOCOM SYSTEMS INC.

                            STATEMENTS OF CASH FLOWS

                                                                        Nine months Ended February 28,
                                                                        -------------------------------
                                                                            1998                1997
                                                                        -----------         -----------
                                                                        (Unaudited)
Operating activities
Net (loss) income ....................................................  $(2,253,664)        $   957,423
Adjustments to reconcile net (loss) income to net
   cash (used in) provided by operating activities:
       Depreciation ..................................................       21,119              11,088
       Provision for deferred income taxes ...........................    1,681,317                  --
       Amortization of software development costs ....................      549,324             324,769
       Amortization of deferred compensation .........................       56,925              18,000
       Credit for bad debts ..........................................      (15,280)            (28,124)
       Changes in operating assets and liabilities:
         Accounts receivable .........................................     (274,490)           (509,423)
         Costs incurred and income recognized in excess
           of billings on uncompleted contracts ......................     (257,585)            (50,053)
         Other current assets and other ..............................     (840,518)             22,087
         Accounts payable ............................................      (97,110)             75,719
         Accrued expenses ............................................       45,456            (103,181)
         Billings on uncompleted contracts in excess of
            related costs and income recognized ......................       74,341             128,759
                                                                        -----------         -----------
Net cash (used in) provided by operating activities ..................   (1,310,165)            847,064
                                                                        -----------         -----------

Investing activities
Software development costs ...........................................   (1,187,667)         (1,045,342)
Purchase of short-term investments ...................................   (9,039,612)                 --
Redemption of short-term investments .................................    6,499,887                  --
Capital expenditures .................................................     (196,461)            (45,000)
                                                                        -----------         -----------
Net cash used in investing activities ................................   (3,923,853)         (1,090,342)
                                                                        -----------         -----------

Financing activities
Net (payments) borrowings of bank note payable .......................   (1,300,000)            350,000
Net proceeds from sale of common stock ...............................    8,318,684                  --
Net repayments of officer loans ......................................           --            (645,000)
Distributions of S corporation retained earnings to
   S corporation shareholders ........................................   (1,600,000)                 --
                                                                        -----------         -----------
Net cash provided by (used in) financing activities ..................    5,418,684            (295,000)
                                                                        -----------         -----------

Increase (decrease) in cash and cash equivalents .....................      184,666            (538,278)
Cash and cash equivalents at beginning of period .....................       49,065             603,948
                                                                        -----------         -----------
Cash and cash equivalents at end of period ...........................  $   233,731         $    65,670
                                                                        ===========         ===========
Supplemental disclosures of cash flow information
Cash paid for interest ...............................................  $        --         $    58,492
                                                                        ===========         ===========

See accompanying notes.

                              ROBOCOM SYSTEMS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 1998
                                   (unaudited)

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

      Operating results for the three and nine month periods ended February 28, 1998 are not necessarily indicative of the results that may be expected for the year ended May 31, 1998. For further information, refer to the financial statements and footnotes thereto included in amendment no. 1 to the Company's annual report on Form 10-KSB for the year ended May 31, 1997.

2. Initial Public Offering

      The Company completed its initial public offering of 1,500,000 shares of common stock for sale to the public on June 26, 1997 (the "Offering"). Proceeds from the Offering were $8,169,816, net of expenses of $1,580,184.

      Until the Offering, the Company elected to operate under Subchapter S of the Internal Revenue Code and, consequently, was not subject to Federal and certain state income taxes. The shareholders included their proportionate share of the Company's taxable income (loss) in their personal tax returns for federal and certain state income tax purposes. Concurrent with the closing of the Offering, the Company terminated its status as an S Corporation and became subject to Federal and state income taxes. The provision (benefit) for income taxes presented on the statements of operations are recorded using an effective rate of 42%. The pro forma benefit for income taxes reflects income taxes for periods preceding the Offering. In addition, included in the provision for income taxes for the nine months ended February 28, 1998 is a one-time, non-cash charge for deferred income taxes in the amount of $1,433,302 resulting from the termination of the Company's S Corporation status. This charge primarily relates to temporary differences for software development costs.

      Additionally, retained earnings of the Company as of the Offering and the concurrent termination of the Company's S Corporation status were reclassified to additional paid-in capital.

3. Pro Forma Net Loss Per Share of Common Stock

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and warrants. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings (losses) per share amounts for all periods are presented in conformity with Statement 128 requirements.

                              ROBOCOM SYSTEMS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 1998
                                   (unaudited)

      Pro forma net loss per share is based on the weighted average number of shares of common stock outstanding during the period. For the three and nine months ended February 28, 1998, the net loss per share of common stock is based upon the weighted average number of common shares outstanding. For the three and nine months ended February 28, 1997, the weighted average number of shares includes the portion of the shares offered by the Company that would be necessary to fund the distribution of S Corporation earnings ($2,500,000) based on the initial public offering price of $6.50 per share. For the three and nine months ended February 28, 1997, the common stock issuance of 31,584 shares in May 1997 is treated as outstanding.

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

5. Year 2000

      The Company utilizes software and related technologies throughout its business that will be affected by the date change in the year 2000. All significant computer systems sold by the Company are compliant with the year 2000 requirement. Anticipated spending for internal systems will be expensed as incurred and is not expected to have a material impact on the Company's ongoing results of operations.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended February 28, 1998 and February 28, 1997

      Revenues. Total revenues decreased by approximately 31% to $1,703,512 in the three months ended February 28, 1998 as compared to $2,477,852 in the three months ended February 28, 1997. Software license fees increased by approximately 10% during the 1998 period as compared to the 1997 period primarily due to the increase in the number of RIMS.2001 software licenses sold to ten in the three months ended February 28, 1998 as compared to the seven RIMS.2001 software licenses sold during the three months ended February 28, 1997. Services revenues decreased by approximately 51% for the 1998 period as compared to the 1997 period, primarily due to the decreasing level of services required for the installation of standard RIMS.2001 systems in the three months ended February 28, 1998 as compared to the three months ended February 28, 1997 and the inclusion, in the 1997 period, of services revenues from customer specific modifications. Hardware revenues decreased by approximately 38% during the 1998 period as compared to the 1997 period, primarily due to timing of RIMS sales in the 1998 period. Maintenance revenues decreased approximately 28% for the 1998 period as compared to the 1997 period, due primarily to a larger number of maintenance contracts in operation during such period offset by the expiration of a pre-RIMS.2001 maintenance contract in the third quarter of fiscal 1997. Without the expired pre-RIMS.2001 maintenance contract revenues in the 1998 period, maintenance revenues increased by approximately 3% during the 1998 period as compared to the 1997 period.

      Cost of Revenues. Total cost of revenues increased by approximately 27% to $1,469,180 in the three months ended February 28, 1998 as compared to $1,157,043 in the three months ended February 28, 1997. As a percentage of revenues, total cost of revenues increased to approximately 86% in the 1998 period as compared to approximately 47% in the 1997 period. As a percentage of license fee revenues, cost of license fees increased to approximately 14% in the 1998 period as compared to approximately 4% in the 1997 period. The increase is primarily due to higher fees for third party software in the 1998 period as compared to the 1997 period. As a percentage of services revenues, the cost of services was significantly higher in the 1998 period as compared to the 1997 period primarily due to higher salaries and related overhead and the hiring of additional personnel, including project management, trainers and programmers. These increases further management's plan to build the infrastructure for the Company's anticipated future revenue growth. As a percentage of hardware revenues, the cost of hardware was higher in the 1998 period due to the type of hardware installed. As a percentage of maintenance revenues, the cost of maintenance was consistent in the 1998 period as compared to the 1997 period.

      Amortization of Software Development Costs. Amortization of software development costs increased by approximately 57% to $183,108 in the three months ended February 28, 1998 as compared to $116,599 in the three months ended February 28, 1997. The increase was due to the commencement of amortization of capitalized software development costs for RIMS.2001 Versions 3.3, 3.4 and RIMS.Food in June 1997, the date such versions were first available for sale. As a percentage of revenue, the amortization of software development costs was approximately 11% in the three months ended February 28, 1998 and 5% in the three months ended February 28, 1997.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately 239% to $733,938 in the three months ended February 28, 1998 as compared to $216,304 in the three months ended February 28, 1997. As a percentage of revenue, selling, general and administrative expenses increased to approximately 43% in the three months ended February 28, 1998 as compared to approximately 9% in the three months ended February 28, 1997. The increase in selling, general and administrative expenses was primarily due to hiring additional salespersons and administrative personnel, consulting fees, salaries and related expenses incurred for the opening of two international offices, and increases in advertising costs and travel expenses incurred in connection with the establishment of domestic and international sales and support offices. These increases further management's plan to build the infrastructure for the Company's anticipated future revenue growth.

      Interest Income (Expense) and Other, net. Interest income increased by $37,348 to $42,886 in the three months ended February 28, 1998 as compared to $5,538 in the three months ended February 28, 1997. The increase is primarily due to the investment of the proceeds from the Offering. Interest expense decreased to none in the three months ended February 28, 1998 as compared to $21,367 in the three months ended February 28, 1997. The decrease is due to the repayment in July 1997 of the bank note payable with proceeds from the Offering.

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


Comparison of Nine months Ended February 28, 1998 and February 28, 1997

      Revenues. Total revenues remained relatively unchanged in the nine months ended February 28, 1998 as compared to the nine months ended February 28, 1997. Software license fees increased by approximately 31% during the 1998 period as compared to the 1997 period primarily due to the sale of 18 RIMS.2001 software licenses in the nine months ended February 28, 1998 as compared to the sale of 12 RIMS.2001 software licenses during the nine months ended February 28, 1997. In addition, in the 1997 period, one RIMS.2001 software license sold was for a significant non-refundable master license fee. Services revenues increased by approximately 8% for the 1998 period as compared to the 1997 period, primarily due to the larger number of RIMS systems in the process of being installed in the nine months ended February 28, 1998 as compared to the nine months ended February 28, 1997 offset by decreasing level of services required for the installation of standard RIMS.2001 systems and the inclusion, in the 1997 period, of services revenues from customer specific modifications. Hardware revenues decreased by approximately 20% during the 1998 period as compared to the 1997 period, primarily due to the timing of RIMS sales and the direct purchase by some customers of the hardware from the manufacturer in the 1998 period. Maintenance revenues decreased by approximately 10% for the 1998 period as compared to the 1997 period, due primarily to the larger number of maintenance contracts in operation during such period offset by the expiration of a pre-RIMS.2001 maintenance contract in the third quarter of fiscal 1997. Without the expired pre-RIMS.2001 maintenance customer's revenue in the 1997 period, maintenance revenues increased by approximately 16% during the 1998 period as compared to the 1997 period.

      Cost of Revenues. Total cost of revenues increased by approximately 31% to $3,925,009 in the nine months ended February 28, 1998 as compared to $2,993,972 in the nine months ended February 28, 1997. As a percentage of revenues, total cost of revenues increased to approximately 78% in the 1998 period as compared to approximately 59% in the 1997 period. As a percentage of license fee revenues, cost of license fees increased to approximately 19% in the 1998 period as compared to approximately 11% in the 1997 period. The increase is due to distributor fees for international sales of software licenses which began in the 1998 period and higher fees for third party software in the 1998 period as compared to the 1997 period. As a percentage of services revenues, the cost of services was significantly higher in the 1998 period as compared to the 1997 period primarily due to higher salaries and related overhead and the hiring of additional personnel, including project management, trainers and programmers, and, to a lesser extent, to costs for training incurred for the Company's international distributors. These increases further management's plan to build the infrastructure for the Company's anticipated future revenue growth. As a percentage of hardware revenues, the cost of hardware was higher in the 1998 period due to the type of hardware installed. As a percentage of maintenance revenues, the cost of maintenance was significantly lower in the 1998 period due to a lower level of required maintenance as compared to the 1997 period and the expiration in fiscal year 1997 of a pre-RIMS.2001 maintenance contract which incurred higher maintenance costs.

      Amortization of Software Development Costs. Amortization of software development costs increased by approximately 69% to $549,324 in the nine months ended February 28, 1998 as compared to $324,769 in the nine months ended February 28, 1997. The increase was due to the commencement of amortization of capitalized software development costs for RIMS.2001 Versions 3.3, 3.4 and RIMS.Food in June 1997, the date such versions were first available for sale. As a percentage of revenue, the amortization of software development costs was approximately 11% in the nine months ended February 28, 1998 and 6% in the nine months ended February 28, 1997.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately 144% to $1,915,250 in the nine months ended February 28, 1998 as compared to $784,441 in the nine months ended February 28, 1997. As a percentage of revenue, selling, general and administrative expenses increased to approximately 38% in the nine months ended February 28, 1998 as compared to approximately 15% in the nine months ended February 28, 1997. The increase in selling, general and administrative expenses was primarily due to hiring additional salespersons and administrative personnel, consulting fees, salaries and related expenses incurred for the opening of two international offices, and increases in advertising costs and travel expenses incurred in connection with the establishment of domestic and international sales and support offices. These increases further management's plan to build the infrastructure for the Company's anticipated future revenue growth.

      Interest Income (Expense) and Other, net. Interest income increased by $118,952 to $137,073 in the nine months ended February 28, 1998 as compared to $18,121 in the nine months ended February 28, 1997. The increase is primarily due to the investment of the proceeds from the Offering. Interest expense decreased by $25,180 to $17,187 in the nine months ended February 28, 1998 as compared to $42,367 in the nine months ended February 28, 1997. The decrease is due to the repayment in July 1997 of the bank note payable with proceeds from the Offering.

      Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes is reflected at 42% of the loss before the provision (benefit) for income taxes for the periods subsequent to the Offering. In addition, the provision for income taxes for the nine months ended February 28, 1998 includes the one-time, non-cash provision for deferred income taxes in the amount of $1,433,302 as a result of the termination of the Company's S Corporation status upon the Company's initial public offering on June 26, 1997. This amount primarily relates to temporary differences for software development costs.

      Pro Forma Benefit for Income Taxes. The pro forma benefit for income taxes is reflected at 42% of the loss before the benefit for income taxes for the periods preceding the Offering.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has a bank line of credit (the "Line of Credit"), which expires on September 30, 1998 and provides for borrowings of up to $2,000,000. Amounts outstanding under the Line of Credit are payable on demand and are collateralized by the assets of the Company. Borrowings bear interest at the prime rate (8.50% at April 14, 1998). The Line of Credit has been used primarily for S Corporation distributions to the Company's shareholders prior to the termination of the Company's S Corporation status on June 25, 1997 and for working capital purposes. At February 28, 1998, the Company had no borrowings under the Line of Credit. In the future, however, the Company may re-borrow against this or a subsequent line of credit. The amount available under the Line of Credit is reduced by a $150,000 standby letter of credit with the same bank, which is being utilized as collateral for a vendor and which expires on December 31, 1998.

      Net cash used in operating activities was $1,310,165 in the nine months ended February 28, 1998 and net cash provided by operating activities was $847,064 in the nine months ended February 28, 1997. Cash flows from operations decreased in the 1998 period due to the Company's net loss and an increase in accounts receivable and a higher balance of costs incurred and income recognized in excess of billings on uncompleted contracts. Cash flows from operations increased in the 1997 period due to net income which was partially offset by increased accounts receivables.

      The Company capitalized $1,187,667 and $1,045,342 in the nine months ended February 28, 1998 and 1997, respectively, for software development costs. The capitalized software development costs in process in the 1998 period include costs of adding, among other things, functionality to provide internet/intranet accessibility and Windows NT compatibility. The Company expended $196,461 and $45,000 in the nine months ended February 28, 1998 and 1997, respectively, for purchases of property and equipment.

      As of February 28, 1998, the Company had $233,731 in cash and cash equivalents and working capital of $5,674,990 primarily as a result of the investment of approximately $2,540,000 in short-term investments in connection with the Company's initial public offering.

      Management believes that cash flow from operations, existing cash and cash equivalents and short-term investments and amounts available under the Line of Credit will be sufficient to meet the Company's currently anticipated working capital and software development requirements through fiscal 1999. The Company's working capital needs in the remainder of fiscal 1998 and fiscal 1999 include approximately $150,000 and $600,000, respectively, to establish additional domestic and international sales and support offices and approximately $400,000 and $1,000,000, respectively, for software development costs.

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

      Total expenses incurred to date were approximately $1,580,000, consisting of $780,000 of underwriting discounts and commissions, $173,000 for the reimbursement of actual expenses to underwriters and actual expenses of approximately $627,000 of legal, accounting and other expenses. Of the $8,170,000 of net proceeds to the Company from the offering, $1,550,000 has been applied to the repayment of indebtedness, $1,600,000 has been distributed to the S Corporation shareholders, $1,188,000 has been utilized for software development costs, $196,000 has been utilized for capital expenditures, which include computers and furniture, and $1,096,000 has been utilized for working capital purposes, including costs for the establishment of domestic and international sales offices, negotiation with international distributors and planned increases in personnel to build the infrastructure for the Company's anticipated future revenue growth. The remaining balance ($2,540,000) is invested in short-term investments.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      Exhibit Number                      Description
      --------------                      -----------

           27                       Financial Data Schedule

      (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the third quarter of fiscal 1998.


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, New York, on April 14, 1998.

                    ROBOCOM SYSTEMS INC.

                    By:  /s/ Irwin Balaban
                         -------------------------------------
                         Irwin Balaban
                         President and Chief Executive Officer

                    By:  /s/ Elizabeth A. Burke
                         -------------------------------------
                         Elizabeth A. Burke
                         Vice President - Finance and Chief Financial Officer