Form 10KSB
period 1998-05-31
ROBOCOM SYSTEMS INC
filed 1998-08-28
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

      |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended May 31, 1998

      |_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____________ to ____________.

                         Commission File Number 0-22735
                                               ------------

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

Issuer's telephone number: (516) 795-5100
                           --------------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                  --------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure is contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year. $7,543,798

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 25, 1998. 3,467,984

As of August 25, 1998, the aggregate market value of the registrant's common stock held by non-affiliates was $6,854,813 (based upon the closing price of the issuer's common stock on The Nasdaq Stock Market on such date).

DOCUMENTS INCORPORATED BY REFERENCE

                                                         Part          Item
1.   Proxy Statement for the 1998 Annual Meeting
     of Stockholders to be held on October 27, 1998       III      9, 10, 11, 12

Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

                                    Part I

Item 1. Description of Business.

General

      Robocom Systems Inc. (the "Company"), incorporated in 1982, develops, markets and supports advanced warehouse management software solutions that enable companies to realize significant cost savings by automating their warehouse operations. The Company's primary product, RIMS.2001, is a customer-configurable software solution that enables a company's warehouse to respond to a customer order with greater accuracy and in a more timely manner, thereby turning the warehouse into a competitive advantage. RIMS.2001 operates in an open system environment and interfaces with an organization's existing information systems intrastructure. In addition to providing RIMS.2001 software licenses, the Company provides installation, customization and maintenance services and related hardware when required by the customer. The Company believes that its customers that have implemented the RIMS.2001 solution have realized increased customer satisfaction directly related to timely and accurate receipt of shipments.

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

      o Improvement of Inventory Accuracy. The self-checking nature of an automated warehouse management system ensures inventory accuracy and eliminates the costly series of manual checks and backtracking that results when the inventory on the books and the physical inventory in a warehouse do not match. As a result of the poor accuracy in traditional printed paper-based warehouses, costly physical inventories need be taken to reconcile the system inventory to the actual inventory. The inherent accuracy and cycle counting features of a warehouse management system can eliminate the need for a physical inventory.

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

      o International Expansion. The Company intends to establish itself in the international business market. In this regard, the Company has established formal relationships with distributors in Canada, the United Kingdom, Mexico, Brazil, Argentina, Australia and New Zealand that are established systems integrators with large customer bases in their respective regions. The Company has established international sales offices in the Netherlands and Australia. The Company intends to establish additional international relationships and to strategically locate sales and support offices worldwide to support its distributors as the number of foreign distributors expands. See "-- Sales and Marketing."

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

      RIMS.3PL. RIMS.3PL is a software application designed to automate warehouses that contain goods owned by more than one owner. As a comprehensive solution, RIMS.3PL is designed to permit costing of the services rendered by the amount of space, the length of time, the number of transactions and movement of the goods stored for each customer. Major system functions include modules for billing, repacking, web-enabling and re-ordering. The Company commenced marketing of RIMS.3PL in the first quarter of fiscal 1999 pursuant to an exclusive North American distribution agreement with the owner of this product, which is a developer of third party logistics ("3PL") warehouse management systems. This distribution agreement will allow the Company to expand its marketing activities with an additional product.

Service and Maintenance

      In addition to licensing of RIMS.2001 and RIMS.3PL, the Company offers certain services and maintenance agreements to its customers. Services provided by the Company include project management, product customization, configuration support, training and implementation support.

      Maintenance is not provided as part of the Company's license agreement; however, the Company offers turnkey maintenance services for the RIMS software and certain hardware components of the system under a separate maintenance agreement. Maintenance agreements are typically initiated at the time of implementation, are renewable annually, and entitle the customer to telephone support, software upgrades, installation assistance and priority problem resolution, including software fixes. Maintenance fees are typically a percentage of the license fees (excluding hardware), with additional fees for extended hours. If elected by the customer, maintenance support is offered 24-hours per day, seven days per week. In the event a customer does not enter into a maintenance agreement with the Company, it would still be entitled to software fixes for reported problems during the first year of its system's installation, pursuant to the one-year warranty provided to the Company's customers in connection with the standard RIMS.2001 license fee; however, to date, all RIMS customers have entered into a maintenance agreement with the Company after system implementation.

      The Company has several groups responsible for offering services and maintenance to ensure customer satisfaction, including Software Engineering, Product Support, Training and Customer Support. The Company's Software Engineering Group offers a structured implementation program that typically lasts two to three months and begins with the development of joint business scenarios between the Company and the customer. This process consists of training, business scenario development, configuration of the software, the conference room pilot program, project management and implementation support services. The conference room pilot program enables the Company and the customer to model warehouse management operations and resolve operating issues prior to live implementation. The Company's Product Support Group is responsible for managing and installing operational systems, hardware, networks, communication links and relational database management systems. Further, the Company offers training to its customers for its RIMS.2001 products. Standard training for RIMS.2001 includes three courses over three to four weeks. The Configuration course explains basic RIMS.2001 terminology and methodology related to system configuration and setup. The Supervisors course provides warehouse management the training necessary to effectively control and monitor the facility. The Operators course is a hands-on training course for warehouse workers concentrating in the execution of RIMS.2001 related tasks. Customized courses are also made available on request. A Train-the-Trainer course provides information and materials to third-party trainers who will perform the future RIMS.2001 training. A RIMS.2001 Internals course is designed to provide technical personnel with knowledge of the software design and internal operations of the RIMS.2001 system. The Company offers extensive customer support to its maintenance customers, including a 24-hour help line.

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

Other Sales and Services

      In addition to RIMS, the Company designs, implements, installs and supports computer systems networks and office software on a limited basis. Customers range from Fortune 100 companies with sophisticated fault-tolerant, inter-networking, high connectivity needs, to medium- and small-size companies requiring implementation and support of a workgroup local area network. The Company provides entire turnkey software solutions, consulting, systems analysis and custom training on almost any application to be run on a network. The Company is fully equipped to support most "off-the-shelf" software applications written for Novell, NT or UNIX, and offers its customers a full range of support services, ranging from the resolution of a specific application problem to a full software support contract encompassing any or all of its customer applications. The Company is a single source provider due to its ability to (i) install hardware and application software for local area networks, (ii) configure, upgrade and maintain such systems, and (iii) provide training relating to such systems to its customers.

Customers

      The Company targets its marketing efforts primarily on manufacturers, distributors, retailers and wholesalers in the food processing, consumer products, petro chemical products, public utilities, pharmaceutical sectors and third party warehouses, as well as other high-volume wholesalers. As of May 31, 1998, the Company had licensed RIMS.2001 to 38 customers operating a total of 57 warehouses.

      Customer orders for the Company's RIMS.2001 products over the last three fiscal years have ranged from approximately $50,000 to over $2 million. Due to the size of most orders and the need for differing amounts of modification for each installation, the Company historically has obtained orders from a relatively small number of new customers each fiscal quarter. As a result, individual customers have often accounted for more than 10% of total revenues in a particular fiscal period. For the fiscal year ended May 31, 1996, the Company had three customers that accounted for approximately 15%, 14% and 12% of total revenues. For the fiscal year ended May 31, 1997, the Company had two customers that accounted for approximately 21% and 13% of total revenues. For the fiscal year ended May 31, 1998, none of the Company's customers accounted for more than 10% of total revenues. Because of the nature of the Company's business operations, the Company anticipates that the number of customers that account for more than 10% of total revenues for a fiscal period will vary from period to period depending on the status and timing of significant orders by a particular customer or customers in any given fiscal period. However, as sales of the standard RIMS.2001 product increase and the average dollar amount of system orders decreases, the Company expects that the number of customers accounting for more than 10% of total revenues for a fiscal period will decline.

Sales and Marketing

      The Company currently markets its products and services primarily through a direct sales force in North America and directly and indirectly in other parts of the world. The Company conducts comprehensive marketing programs that include telemarketing, public relations, direct mail, advertising, seminars, trade shows and ongoing customer communications programs. Sales and marketing personnel are located at the Company's headquarters in Massapequa, New York and in field offices located in Atlanta, Georgia, Pittsburgh, Pennsylvania, Chicago, Illinois and San Ramon, California. The Company does not expect to open additional domestic sales and support offices in fiscal 1999. During fiscal 1998, the Company opened its first two international sales and support offices in Amsterdam, Netherlands and Sydney, Australia. The Company plans to open a sales and support office in Sao Paulo, Brazil during fiscal 1999. The mission of the international offices is to seek viable distributors in their region of operation and to technically support RIMS products.

      The Company obtains sales leads through advertising, seminars, trade shows and relationships with industry consultants. A typical sales cycle begins with the generation of a sales lead or the receipt of a Request For Proposal ("RFP") from a prospective customer or his representative. After qualification of the sales lead and analysis of the prospective customer's requirements, a formal proposal in response to the RFP is prepared. The proposal generally describes how RIMS.2001 is expected to meet the RFP requirements and associated costs. Product demonstrations are often conducted at the prospective customer's facilities using realistic data and scenarios. Site visits to other RIMS.2001 installations are also encouraged by the Company's sales staff. While the sales cycle varies substantially from opportunity to opportunity, it typically ranges from three to six months for a standard system and from six to 12 months for a system requiring substantial modification The Company expects that the sales cycle for the standard RIMS.2001 system will be reduced to 60 to 90 days as the system becomes more widely known through increased advertising, including the Company's enhanced web site on the Internet.

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

      The Company has signed a preliminary agreement with Transcomm Consulting Services ("Transcomm") pursuant to which the Company may resell a software interface developed jointly by Crown Equipment Corporation, Transcomm and the Company. The agreement allows for co-marketing of an interface between RIMS.2001 and the ERP system marketed by BAAN Co. N.V. ("BAAN"). Although BAAN offers a proprietary warehouse management system, the Company's believes that RIMS.2001 provides a greater variety of features and will be the candidate selected by those customers for which functionality is critical.

      The Company is currently developing an interface to the R/3 ERP system marketed by SAP AG ("SAP"), which will be a candidate for SAP certification. The Company anticipates that the SAP interface is expected to be completed by the end of calendar 1998 and available for sale at that time. The Company believes there are several potential RIMS.2001 customers awaiting the completion of the certification process.

      The Company currently markets RIMS.2001 through resellers located in Canada, South America, Mexico, the United Kingdom, Australia and New Zealand. The Company is also in the final stages of negotiations with prospective resellers in Saudi Arabia and Israel. The Company's resellers are established systems integrators with large customer bases in their respective regions. The Company's agreements with such resellers are not exclusive, except for the Company's agreement with its United Kingdom reseller, which is exclusive in the United Kingdom and Ireland and non-exclusive in Scandinavia and Germany. The Company intends to establish additional non-exclusive international resellers in Europe, Africa, the Middle East and Asia. As the number of foreign resellers expands, the Company intends to strategically locate sales and support offices throughout the world to support these distributors.

      For the fiscal years ended May 31, 1997 and 1998, approximately 3.3% and 7.3%, respectively, of the Company's revenues were generated outside the United States. The Company expects that international sales will significantly increase as it adds additional international resellers and opens Company-owned international sales and support offices. There are a number of risks inherent in the Company's current and proposed international business activities. There can be no assurance that such factors will not have an adverse effect on the revenues from the Company's future international sales and, consequently, on the Company's results of operations.

Product Development

      The Company seeks to offer an extensive, integrated product line that provides complete warehouse management functionality to warehouses worldwide. To effect this strategy, the Company intends to continue to introduce new modules, upgraded functionality and enhancements to existing products.

      The Company, through its development and support personnel, works closely with its customers and prospective customers to determine their requirements and to design enhancements and new products to meet customer needs. Using the focus group approach and input from the user community, the Company's steering committee will select suitable enhancements for inclusion in future releases of RIMS.2001. Software development is funded by Company funds and, to a lesser extent, customer funds. Product improvements are often initiated by customer funding of modifications that can be incorporated into the standard package. Customers benefit by funding enhancements that improve the baseline product through lower maintenance costs and future ability to upgrade. All Company product development is performed by its employees. The Company's capitalized software development costs were $815,908, $1,518,298 and $1,562,463 in fiscal 1996, 1997 and 1998, respectively.

      The original version of RIMS.2001 was introduced in June 1994 (Version 3.0). The Company plans to undertake continuous product improvement to ensure competitiveness. New modules and features are constantly being added to the latest version of RIMS. In May 1997, the Company released Version 3.4. In August 1997, the Company released RIMS.Food. In May 1998, the Company released Version
3.5 and RIMS.2001 Version 4.0 is scheduled for release in the second quarter of fiscal 1999.

      Warehouses for different vertical markets often require different features and functionality. In addition to modifying standard RIMS.2001 product, the Company is in the initial stages of developing pre-configured versions of RIMS.2001 that the Company anticipates will address the needs of specific vertical markets. The Company believes that the expertise developed in each of these vertical markets also will further contribute to its standard RIMS.2001 product. The RIMS.Food product, which was introduced in August 1997, was the first of these versions. In the development of RIMS.Food, the Company established a focus group consisting of current and potential clients in the food manufacturing and distribution industry. The focus group provided direction, guidance and partial funding for the development of RIMS.Food. The Company intends to replicate this process to establish itself in other vertical markets and, upon development of each industry-specific version of RIMS.2001, to hire a dedicated sales force to market such product within the applicable vertical market. The Company has targeted the automotive, consumer products, petro chemical products, third party logistics and pharmaceutical products industries as additional markets for an industry-specific RIMS.2001 product.

      The Company is continuing its software development efforts by designing enhancements to RIMS.2001 using Internet and intranet-based technology, including enhancements based on a combination of the Java language and HTML (hypertext markup language). By incorporating this technology into RIMS.2001, authorized users on the World Wide Web will be able to access information in any RIMS.2001 World Wide Web-enabled server, utilizing standard World Wide Web browsers. For example, a RIMS.2001 customer will be able to permit its authorized users to access its RIMS.2001 data repository via the World Wide Web, which will reduce the burden on its customer service department because the status of orders and the location of inventory for an order may be monitored directly by the authorized user (i.e., a retail customer or plant manager). The Company's development of an Intranet-based application (Java and HTML) will permit warehouse management and related activity (e.g. customer service) to be performed entirely through World Wide Web browsers within the confines of the client organization. This architecture will permit access to data from authorized users via a familiar browser interface. Scalability and ease of maintenance are additional benefits of this architecture. RIMS.2001 Version 4.0, which uses Internet and intranet-based technology and is Windows NT enabled, is well into development as testing has commenced and is expected to be available for sale in the second quarter of fiscal 1999.

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

      Over the last few years, as software developers began to develop software for more than one customer in the same industry, the market for warehouse management systems has increasingly been characterized by the industry in which the customer competes. By tailoring RIMS.2001 to support the unique features of certain targeted markets, the Company believes it will have a competitive advantage in selling prospective customers in the same industry in which similar functionality and implementation issues arise. The Company has identified the automotive, consumer products, petro chemical products, third party logistics and pharmaceutical products industries as its target markets. The Company developed RIMS.Food as a specialized application of RIMS.2001 targeted at the food industry.

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

      The Company generally sells its products to its customers under a non-transferable perpetual license. The Company generally licenses its products solely for the customers' internal operations and only at designated sites. The Company also makes available multi-site licenses and enterprise licenses. Domestic multi-site licenses are discounted from the first license fee for the second site and beyond. Enterprise licenses are structured as a one time fee with unlimited usage, plus a nominal fee as additional sites are installed with the software. Licensing of RIMS.2001 and RIMS.3PL is concurrent user based. Discounts are generally applied for multi-site licenses. International license fees tend to be slightly higher and are structured by region.

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

Employees

      As of August 25, 1998, the Company had 65 employees, of which seven were employees primarily in management and administration, 23 in product development, nine in software services, ten in customer support, and 16 in sales and marketing. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company considers its relations with its employees to be satisfactory.


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

      The Company also leases approximately 1,775 square feet in Massapequa, New York. The lease expires on February 28, 2001. The lease has an annual rental rate of $33,396 (excluding operating expenses and insurance).

      In addition, the Company has short-term leases for its salespeople across the United States, Australia and the Netherlands.

      The Company believes that its existing facilities are sufficient for its operations, although it intends to open additional sales and support offices in the future.

Item 3. Legal Proceedings.

      The Company is not a party to any material legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                     Part II

Item 5. Market for Common Equity and Related Shareholder Matters.

      The Company's Common Stock has been listed on The Nasdaq Stock Market under the symbol RIMS since the initial public offering of the Common Stock on June 26, 1997. The following table represents the high and low price information for the Company's Common Stock for each quarterly period in fiscal 1998 since the initial public offering.

Fiscal 1998                                   High          Low
-----------                                   ----          ---
Quarter ended August 31, 1997                $7.719       $6.875
Quarter ended November 30, 1997               8.500        7.000
Quarter ended February 28, 1998               8.000        5.250
Quarter ended May 31, 1998                    6.375        3.750

      Prices listed above are determined by the over-the-counter market and therefore do not reflect broker's fees or commissions.

      As of August 27, 1998, there were 3,467,984 shares of the Company's Common Stock outstanding held by approximately 23 shareholders of record.

      The Company does not currently pay dividends on its Common Stock. It is management's intention not to declare or pay dividends on the Common Stock, but to retain earnings, if any, for the operation and expansion of the Company's business.

      On June 26, 1997, the Securities and Exchange Commission declared the Company's registration statement on Form SB-2, as amended (File No. 333-27587), effective, and the offering commenced on that date. Such registration statement registered the sale at an offering price of $6.50 per share of 1,500,000 shares of Common Stock by the Company and the sale, pursuant to over-allotment options granted to the underwriters, of up to an additional 225,000 shares of Common Stock by the Company for an aggregate of 1,725,000 shares of Common Stock registered at an aggregate offering price of $11,212,500. BlueStone Capital Partners LLP was the managing underwriter of the offering, and Oscar Gruss & Son Incorporated and Coleman and Company Securities, Inc. were co-managing underwriters (collectively, the "Representatives"). The Company also registered under the registration statement 150,000 warrants to purchase up to an aggregate of 150,000 shares of Common Stock at $7.80 per share (120% of the public offering price per share) granted to the Representatives. On June 26, 1997, 1,500,000 shares of Common Stock were sold at the offering price of $6.50 per share for an aggregate of $9,750,000. In addition, the Company received $.001 per warrant, for aggregate net proceeds of $150, in consideration of the warrants granted to the Representatives. The over-allotment option was not exercised and expired on August 8, 1997. Total expenses incurred through May 31, 1998 were approximately $1,590,000, consisting of $780,000 of underwriting discounts and commissions, $173,000 for the reimbursement of expenses to underwriters and actual expenses of approximately $637,000 of legal, accounting and other expenses. Of the $8,160,000 of net proceeds to the Company from the offering, $1,550,000 has been applied to the repayment of indebtedness, $1,600,000 has been distributed to the S Corporation shareholders, $1,562,000 has been utilized for software development costs, $374,000 has been utilized for capital expenditures, which include computers, automobiles and furniture, and $1,159,000 has been utilized for working capital purposes, including the establishment of domestic and international sales offices, negotiation with international distributors and planned increases in personnel to build the infrastructure for the Company's anticipated future revenue growth. The remaining balance of $1,915,000 is invested in short-term investments. Three principal shareholders individually own more than 10% of the Company (both before and after the offering).

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

Overview

      The Company's principal activities include marketing and support of comprehensive warehouse management software systems. In addition to its core business, the Company also provides, to a limited extent, system integration services in support of office client server systems. The Company licenses its RIMS warehouse management systems and, in connection with its other system integration services, certain third-party software products; it provides related services (including customization and modification, project management, training and implementation) and maintenance support; and it sells related third-party hardware products. Prior to fiscal 1997, the Company's revenues were principally derived from highly-customized RIMS warehouse systems and adaptations that required substantial modifications to meet the functionality required by customers. Over the past fiscal year, the Company's has replaced virtually all of the customized revenues with revenues from the sale of the Company's standard RIMS.2001 warehouse management software system. In addition, since the Company's introduction of the standard RIMS.2001 product in fiscal 1995, the rate of RIMS.2001 installations has increased from a total of five installations in the fiscal year ended May 31, 1996 to 29 installations in the fiscal year ended May 31, 1998. The Company expects RIMS.2001 and related revenues to continue to account for a substantial portion of the Company's revenue for the foreseeable future. As a result, the Company's future operating results are significantly dependent upon continued market acceptance of RIMS.2001 and enhancements thereto. In addition, since a substantial portion of the Company's revenues in any fiscal period are derived from relatively few sales of RIMS.2001, both the number of new sales of RIMS.2001 and the timing of orders for, and installations of, new systems in any fiscal period, has caused and is expected to continue to cause, significant fluctuations in revenue from period to period.

      The Company's revenues are derived from software license fees, fees for services, sales of hardware and maintenance fees. Software license fees include revenue from the licensing of the Company's proprietary RIMS.2001 software and revenue from the sublicensing of certain third-party software. Software license fee revenue is recorded when the software has been delivered, the license agreement with the customer has been executed and collection of the resulting receivable is deemed probable. Service revenues are derived from project management, customization and modification of licensed software, training, on-site support and implementation services. Service revenues are recorded when the service is performed. Hardware revenues are derived from the Company's resale of a variety of third-party hardware products on behalf of other manufacturers, including computer hardware, radio frequency equipment, bar code printers and other peripherals. Such revenues are recognized when the title to such hardware passes to the customer. Customers typically enter into one-year maintenance agreements with the Company upon the completion of the software installation and pay maintenance fees monthly. The Company recognizes revenue from each maintenance agreement ratably over the period covered by the agreement, but is only required to perform maintenance services as and when they are requested by the customer. Historically, all of the Company's RIMS.2001 customers have entered into, and substantially all of the Company's RIMS.2001 customers have renewed, maintenance agreements with the Company.

      The Company's total revenues in any period are substantially dependent upon a relatively small number of large sales. Revenues from the Company's five largest customers in each of fiscal 1996, 1997 and 1998 accounted for approximately 56%, 50% and 34% of total revenues, respectively. The Company expects that this downward trend will continue as the Company further penetrates the market with its RIMS.2001 products.

      Costs of revenues represents the cost of software modification, system implementation and other services, hardware and maintenance support. Costs of services and costs of maintenance consist primarily of labor costs for customer support, including personnel costs, and costs relating to subcontracted services and overhead. Typically, costs of maintenance associated with the Company's standard maintenance contract decrease over the life of the maintenance contract. The number of programmers and service and support personnel employed by the Company was 27, 34 and 43 at May 31, 1996, 1997 and 1998, respectively. Programmers also function as engineers in the development of software, as described below. Cost of hardware consists primarily of the cost of hardware sold by the Company on behalf of other manufacturers.

      Amortization of software development costs consists of the amortization of costs of engineering personnel and related development expenses, such as the development of software tools and documentation, capitalized starting at the point technological feasibility is demonstrated. The Company believes that a significant level of investment in software development is essential to achieve and maintain a market leadership position. The Company capitalized $815,908, $1,518,298 and $1,562,463 in fiscal 1996, 1997 and 1998, respectively, for software development costs. Research and developments costs for these periods were not significant. The Company employed 15, 18 and 24 software development employees at May 31, 1996, 1997 and 1998, respectively, some of which also functioned as programmers for the installation or modification of the Company's software. Amortization of software development costs has increased primarily due to the commencement of amortization of capitalized software development costs for RIMS.2001 Version 3.4 in August 1997, RIMS.Food in August 1997 and Version
3.5 in May 1998, the date such versions were first available for sale. RIMS.2001 has been technologically feasible since 1992 and salable since the beginning of fiscal 1995. The Company's current and planned product development efforts are directed at enhancing and improving RIMS.2001. Specifically, RIMS.2001 Version 4.0, which uses Internet and intranet-based technology and is Windows NT enabled, is well into development as testing has commenced and is expected to be available for sale in the second quarter of fiscal 1999. Accordingly, the Company anticipates that the dollar amount of the costs capitalized will decrease in the latter half of fiscal 1999. However, amortization of software development expenses will increase as new RIMS.2001 releases become available for sale. As a percentage of total revenue, however, the Company anticipates that amortization of software development expenses will decrease as revenues increase.

      Selling, general and administrative expenses consist primarily of salaries for sales, marketing, administrative, executive and financial personnel, commissions paid to sales personnel and travel and promotional expenses. The sales and marketing, general and administrative staff consisted of 15, 17 and 24 employees at May 31, 1996, 1997 and 1998, respectively. The Company believes that its selling, general and administrative expenses will increase in dollar amounts in fiscal 1999 to reflect a full year of the expenses added during fiscal 1998. The Company anticipates that such expense will decrease as a percentage of total revenues as revenues increase.

Results of Operations:

      The following table sets forth, for the periods indicated, certain statement of operations data:

                                 (In thousands)

                                                        Year ended May 31,
                                                    ---------------------------
                                                     1996      1997      1998
                                                    ------    ------    -------
Revenue:
  Software license  fees .......................    $  970    $1,241    $ 1,670
  Services .....................................     3,195     2,741      2,266
  Hardware .....................................     1,793     2,352      2,560
  Maintenance ..................................     1,006     1,179      1,048
                                                    ------    ------    -------
  Total revenues ...............................     6,964     7,513      7,544
                                                    ------    ------    -------

Cost of revenue:
  Cost of license fees .........................        63       193        389
  Cost of services .............................     2,302     1,280      2,163
  Cost of hardware .............................     1,399     1,842      2,491
  Cost of maintenance ..........................       680       707        709
                                                    ------    ------    -------
  Total cost of revenues .......................     4,444     4,022      5,752
                                                    ------    ------    -------

Amortization of software
  development  costs ...........................       311       441        730
                                                    ------    ------    -------
Gross margin ...................................     2,209     3,050      1,062
Selling, general & administrative
  expenses .....................................     1,076     1,199      3,234
                                                    ------    ------    -------
Income (loss) from operations ..................     1,133     1,851     (2,172)
Interest expense (income), net .................         8        34       (173)
                                                    ------    ------    -------
Income (loss) before income taxes ..............     1,125     1,817     (1,999)
Provision for income taxes .....................        --        --        722
Proforma provision (benefit) for income taxes ..       473       763       (128)
                                                    ------    ------    -------
Net income (loss) ..............................    $  652    $1,054    $(2,593)
                                                    ======    ======    =======

Comparison of Fiscal Years Ended May 31, 1997 and May 31, 1998

      Revenue. Total revenue remained relatively constant from $7,513,490 in the year ended May 31, 1997 to $7,543,798 in the year ended May 31, 1998. Software license fees increased by approximately 35% in fiscal 1998 as compared to fiscal 1997 primarily due to the increase in sales of RIMS.2001 software licenses from 17 during fiscal 1997 to 29 during fiscal 1998. Services revenues decreased by approximately 17% in fiscal 1998 as compared to fiscal 1997, primarily due to the decreasing level of services relating to the installation of highly-configured, pre-RIMS.2001 systems originally contracted for prior to fiscal 1996. Hardware revenues increased by approximately 9% in fiscal 1998 as compared to fiscal 1997, primarily due to increased sales of hardware by the Company in connection with its system installations. Maintenance revenues decreased by approximately 11% in fiscal 1998 as compared to fiscal 1997, due primarily to the larger number of maintenance contracts in operation during such period offset by the expiration of a significant pre-RIMS.2001 maintenance contract in the third quarter of fiscal 1997. Without the expired pre-RIMS.2001 maintenance contract revenues in the fiscal 1997 period, maintenance revenues increased by approximately 5% in fiscal 1998 as compared to fiscal 1997.

      Cost of Revenues. Total cost of revenues increased by approximately 43% from $4,021,883 in fiscal 1997 to $5,751,847 in fiscal 1998. As a percentage of revenue, total cost of revenues increased from approximately 54% in fiscal 1997 to approximately 76% in fiscal 1998. As a percentage of license fee revenues, cost of license fees increased to approximately 23% in fiscal 1998 as compared to approximately 16% in fiscal 1997. The increase is due to distributor fees related to certain international sales of software licenses which began in the 1998 period and higher fees for third party software in fiscal 1998 as compared to fiscal 1997. As a percentage of services revenues, the cost of services was significantly higher in fiscal 1998 as compared to fiscal 1997 primarily due to higher salaries and related overhead and the hiring of additional personnel, including project management, trainers and programmers, and, to a lesser extent, to costs for training incurred for the Company's international distributors. These increases further management's plan to build the infrastructure for the Company's anticipated future revenue growth. As a percentage of hardware revenues, the cost of hardware was higher in fiscal 1998 due to the type of hardware installed which, primarily consisted of computer systems networks which have significantly lower margins as compared to warehouse management system hardware. The Company expects that the cost of hardware as a percentage of hardware revenue will remain consistent. As a percentage of maintenance revenues, the cost of maintenance was significantly lower in fiscal 1998 period due to a lower level of required maintenance as compared to fiscal 1997 and the expiration in fiscal year 1997 of a pre-RIMS.2001 maintenance contract which incurred higher maintenance costs.

      Amortization of Software Development Costs. Amortization of software development costs increased by approximately 65% from $441,291 in fiscal 1997 to $729,943 in fiscal 1998. The increase was due to the commencement of amortization of capitalized software development costs for RIMS.2001 Version 3.4 in August 1997, RIMS.Food in August 1997 and Version 3.5 in May 1998, the date such versions were first available for sale. As a percentage of revenue, the amortization of software development costs were approximately 6% in fiscal 1997 and approximately 10% in fiscal 1998.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately 170% from $1,199,515 in fiscal 1997 to $3,233,605 in fiscal 1998. As a percentage of revenue, selling, general and administrative expenses increased from approximately 16% in fiscal 1997 to approximately 43% for the 1998 period. The increase in selling, general and administrative expenses was primarily due to hiring additional salespersons and marketing personnel, salaries and related expenses incurred for the opening of two international offices, and increases in advertising costs and travel expenses incurred in connection with the establishment of domestic and international sales and support offices. These increases further management's plan to build the infrastructure for the Company's anticipated future revenue growth. In addition, the Company established a $200,000 reserve for doubtful accounts primarily relating to its one of its customers.

      Interest Expense (Income), net. Interest income increased by $166,735 to $189,987 in fiscal 1998 as compared to $23,252 in fiscal 1997. The increase is primarily due to the investment of the proceeds from the Company's initial public offering of 1,500,000 shares of common stock for sale to the public on June 26, 1997 (the "Offering"). Interest expense decreased to $17,180 in fiscal 1998 as compared to $57,473 in fiscal 1997. The decrease is due to the repayment in July 1997 of the bank note payable with proceeds from the Offering.

      Pro Forma Provision (Benefit) for Income Taxes. The pro forma provision (benefit) for income taxes is reflected at 42% of the income (loss) before the provision (benefit) for income taxes for the periods preceding the Offering.

      Provision for Income Taxes. The provision for income taxes for fiscal 1998 consists of a tax benefit reflected at 42% of the loss before the provision for income taxes for the periods subsequent to the Offering offset by a one-time, non-cash charge for deferred income taxes in the amount of $1,433,302 resulting from the termination of the Company's S Corporation status upon the Company's initial public offering on June 26, 1997. This charge primarily relates to temporary differences for software development costs.

Comparison of Fiscal Years Ended May 31, 1996 and May 31, 1997

      Revenue. Total revenue increased by approximately 8% from $6,964,097 in the year ended May 31, 1996 to $7,513,490 in the year ended May 31, 1997. Software license fees increased by approximately 28% in fiscal 1997 as compared to fiscal 1996 primarily due to the increase in RIMS.2001 software licenses from five during fiscal 1996 to 17 during fiscal 1997. Services revenues decreased by approximately 14% in fiscal 1997 as compared to fiscal 1997, primarily due to the decreasing level of services required for the installation of highly-configured, pre-RIMS.2001 systems originally contracted for prior to fiscal 1995. Hardware revenues increased by approximately 31% in fiscal 1997 as compared to fiscal 1996, primarily due to increased sales of hardware by the Company in connection with its system installations. Maintenance revenues increased by approximately 17% in fiscal 1997 as compared to fiscal 1996, due primarily to the larger number of maintenance contracts in operation during such period.

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

Fluctuations in Operating Results

      The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future, depending upon a number of factors, such as the length of the Company's sales cycle, the unanticipated cancellation of significant license agreements, the timing of new version releases by the Company and its competitors, budgeting cycles of the Company's customers, demand for the Company's software, software life cycles, acceptance of new software introduced by the Company and its competitors, the size and timing of customer orders, changes in the proportion of revenues attributable to software license fees versus services, changes in the level of operating expenses and general economic conditions. In addition, a significant portion of the Company's revenues has been derived from relatively few sales of licenses for RIMS.2001, and, consequently, the timing of such sales has caused material fluctuations in the Company's operating results. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. The Company completed the Offering on June 26, 1997. The weighted average number of shares in the proforma earnings per share for fiscal years ended May 31, 1996 and 1997 does not include the shares issued by the Company in connection with the Offering. If such shares had been included in the weighted average shares, proforma earnings per share for the fiscal year ended May 31, 1997 would have been $.30 per share.

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

      The Company is in the initial stages of developing pre-configured, industry-specific versions of RIMS.2001 for use in certain vertical markets. The Company believes that if it is able to successfully introduce and obtain market acceptance of pre-configured versions of RIMS.2001, such versions would reduce its quarterly fluctuations in operating results because such products would enable the Company to sell its systems to a greater number of customers. The RIMS.Food product, which was introduced in August 1997, was the first of these industry specific versions. The Company has sold six RIMS.Food site licenses during fiscal year 1998. There can be no assurance, however, that these additional products will be successfully developed or that they will gain market acceptance. See "Item 1. Business --Product Development."

Liquidity and Capital Resources

      During fiscal 1998, the Company has funded its operations primarily through cash generated from the proceeds from the Offering. In fiscal 1997 and 1996, the Company funded its operations from operations, bank borrowings and loans from officers. The Company has a bank line of credit (the "Line of Credit"), which expires on September 30, 1998 and provides for borrowings of up to $2,000,000. The Company intends to renew this Line of Credit. Amounts outstanding under the Line of Credit are payable on demand and are collateralized by the assets of the Company. Borrowings bear interest at the prime rate (8.50% at August 25, 1998). The amount available under the Line of Credit is reduced by a $150,000 standby letter of credit with the same bank, which is being utilized as collateral for a vendor and which expires on December 31, 1998. There were no amounts outstanding under the Line of Credit at May 31, 1998 or August 25, 1998.

      Net cash used in operating activities was $1,222,183 in fiscal 1998 which was primarily due to the operating loss. Net cash provided by operating activities was $1,278,812 and $1,417,984 in fiscal 1996 and 1997, respectively. Cash generated from operating activities in fiscal 1997 was generated primarily from higher net income offset by the increase in accounts receivable. This increase in accounts receivable was due to significant deliveries of equipment and related services to several customers in May 1998.

      The Company capitalized $815,908, $1,518,298,and $1,562,463 in fiscal 1996, 1997 and 1998, respectively, for software development costs. The Company did not have any material commitments for software development costs as of May 31, 1998. Any such costs will be financed through working capital and proceeds received by the Company from the Offering.

      As of May 31, 1998, the Company had $384,034 in cash and cash equivalents, $1,914,852 in marketable securities and total working capital of $5,139,711.

      Management believes that cash flow from operations, existing cash and cash equivalents and marketable securities, and amounts available under the Line of Credit will be sufficient to meet the Company's currently anticipated working capital and software development requirements through fiscal 1999. The Company's working capital needs in fiscal 1999 include approximately $300,000 to establish an additional international sales and support office and approximately $1,000,000 for software development costs.

      The Company does not currently pay dividends on its Common Stock. It is management's intention not to declare or pay dividends on the Common Stock, but to retain earnings, if any, for the operation and expansion of the Company's business.

Inflation and Seasonality

      The Company does not believe its operations have been materially affected by inflation. The Company's business is seasonal as the first quarter of the fiscal year generally reflects lower revenues due principally to the inaccessibility of customers during the summer months.

Impact of Year 2000

      The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes several computer programs across its entire operations.

      The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

      The Company's primary software, RIMS.2001, is Year 2000 compliant which means that it is not adversely affected by the century change. RIMS.2001 will function properly and as would be expected for all dates before and beyond the year 2000. The RIMS application uses a modern 4GL(Progress) that supports Year 2000 and was designed with Year 2000 in mind. For customers with customized systems or systems that pre-date the Company's standard RIMS.2001 product line, the Company will make every effort to ensure that the maintained application operates properly with regard to the century transition. The Company will recover all costs associated with modifications for Year 2000 for customers with customized systems or systems that pre-date the standard RIMS.2001 product line.

Item 7. Financial Statements

                          INDEX TO FINANCIAL STATEMENTS

                                                                     Form 10-KSB
                                                                    Page Numbers

Report of Independent Auditors ......................................    24

Balance Sheets as of May 31, 1997 and 1998 ..........................    25

Statements of Operations for the years ended
  May 31, 1996, 1997 and 1998 .......................................    26

Statements of Shareholders' Equity for the years
  ended May 31, 1996, 1997 and 1998 .................................    27

Statements of Cash Flows for the years ended
  May 31, 1996, 1997 and 1998 .......................................    28

Notes to Financial Statements .......................................    29

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
  Robocom Systems Inc.

We have audited the accompanying balance sheets of Robocom Systems Inc. as of May 31, 1998 and 1997, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robocom Systems Inc. at May 31, 1998 and 1997, and the results of its operations, and its cash flows for each of the three years in the period ended May 31, 1998 in conformity with generally accepted accounting principles.

                                        /s/ Ernst & Young LLP

Melville, New York
August 14,  1998

                              ROBOCOM SYSTEMS INC.

                                 BALANCE SHEETS

                                                             May 31,
                                                   ----------------------------
                                                       1997            1998
                                                   -----------     ------------
Assets
Current assets:
  Cash and cash equivalents ...................    $    49,065     $    384,034
  Short-term investments ......................             --        1,914,852
  Accounts receivable, less allowance for
    doubtful accounts of $18,940 in 1997
    and $203,660 in 1998 ......................      1,371,717        1,904,284
  Unbilled revenue ............................      1,303,388          924,298
  Deferred taxes ..............................             --          152,577
  Other current assets ........................          1,361          142,086
                                                   -----------     ------------
Total current assets ..........................      2,725,531        5,422,131

Property and equipment, net ...................         58,184          389,127
Software development costs, net ...............      3,575,342        4,407,862
Other assets ..................................        157,402           17,922
                                                   -----------     ------------
Total assets ..................................    $ 6,516,459     $ 10,237,042
                                                   ===========     ============

Liabilities and Shareholders' Equity
  Current liabilities:
  Bank notes payable ..........................    $ 1,300,000     $         --
  Accounts payable ............................        545,364          187,954
  Accrued expenses ............................        482,479          916,164
  Deferred revenue ............................         72,741          227,549
                                                   -----------     ------------
Total current liabilities .....................      2,400,584        1,331,667
Noncurrent deferred tax liabilities ...........             --          874,703
                                                   -----------     ------------
Total liabilities .............................      2,400,584        2,206,370
                                                   -----------     ------------

Shareholders' equity:
  Preferred stock, $.01 par value;
    1,000,000 shares authorized;
    none issued ...............................             --               --
  Common stock, $.01 par value;
    10,000,000 shares authorized;
    1,967,984 shares issued and
    outstanding at May 31, 1997 and
    3,467,984 at May 31, 1998 .................         19,680           34,680
  Additional paid-in capital ..................        262,832       10,571,882
  Retained earnings (deficit) .................      4,069,750       (2,415,403)
  Deferred compensation .......................       (236,387)        (160,487)
                                                   -----------     ------------
Total shareholders' equity ....................      4,115,875        8,030,672
                                                   -----------     ------------
Total liabilities and shareholders' equity ....    $ 6,516,459     $ 10,237,042
                                                   ===========     ============

See accompanying notes.

                              ROBOCOM SYSTEMS INC.

                            STATEMENTS OF OPERATIONS

                                                                Year ended May 31,
                                                   -------------------------------------------
                                                      1996             1997           1998
                                                   -----------     -----------     -----------
Revenues:
  Software license fees .......................    $   969,789     $ 1,241,511     $ 1,670,118
  Services ....................................      3,194,817       2,741,206       2,265,516
  Hardware ....................................      1,793,053       2,351,833       2,559,895
  Maintenance .................................      1,006,438       1,178,940       1,048,269
                                                   -----------     -----------     -----------
  Total revenues ..............................      6,964,097       7,513,490       7,543,798
                                                   -----------     -----------     -----------

Cost of revenues:
  Cost of license fees ........................         63,403         192,525         389,086
  Cost of services ............................      2,301,954       1,280,379       2,162,589
  Cost of hardware ............................      1,398,786       1,841,628       2,490,603
  Cost of maintenance .........................        679,976         707,351         709,569
                                                   -----------     -----------     -----------
  Total cost of revenues ......................      4,444,119       4,021,883       5,751,847
Amortization of software development costs ....        311,321         441,291         729,943
                                                   -----------     -----------     -----------
                                                     4,755,440       4,463,174       6,481,790
                                                   -----------     -----------     -----------
Gross margin ..................................      2,208,657       3,050,316       1,062,008

Selling, general and administrative expenses ..      1,075,309       1,199,515       3,233,605
                                                   -----------     -----------     -----------
Income (loss) from operations .................      1,133,348       1,850,801      (2,171,597)
Interest and dividend income ..................         30,344          23,252         189,987
Interest expense and other ....................        (38,575)        (57,473)        (17,183)
                                                   -----------     -----------     -----------
Income (loss) before provision (benefit)
  for income taxes ............................      1,125,117       1,816,580      (1,998,793)
Provision for income taxes ....................             --              --         722,126
                                                   -----------     -----------     -----------
Net income (loss) .............................      1,125,117       1,816,580      (2,720,919)
Pro forma unaudited provision (benefit)
  for income taxes ............................        472,549         762,964        (128,317)
                                                   -----------     -----------     -----------
Pro forma unaudited net income (loss) .........    $   652,568     $ 1,053,616     $(2,592,602)
                                                   ===========     ===========     ===========

Pro forma unaudited net income (loss) per basic
  and diluted share ...........................    $       .28     $       .45     $      (.77)
                                                   ===========     ===========     ===========

Weighted average shares outstanding ...........      2,310,299       2,352,599       3,365,244
                                                   ===========     ===========     ===========

See accompanying notes.

                              ROBOCOM SYSTEMS INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                  Common Stock
                                             -----------------------
                                                                        Additional      Retained                          Total
                                                           Par Value      Paid-In       Earnings        Deferred       Shareholders'
                                              Shares         $.01         Capital       (Deficit)     Compensation        Equity
                                             ---------    ----------    -----------    -----------    ------------     -----------
Balance, May 31, 1995 ...................    1,880,000    $   18,800    $        --    $ 2,028,053     $        --     $ 2,046,853
Net income ..............................           --            --             --      1,125,117              --       1,125,117
Deferred compensation ...................       56,400           564         89,436             --         (90,000)             --
                                             ---------    ----------    -----------    -----------     -----------     -----------
Balance, May 31, 1996 ...................    1,936,400        19,364         89,436      3,153,170         (90,000)      3,171,970
Net income ..............................           --            --             --      1,816,580              --       1,816,580
Distributions to S Corporation
  shareholders ..........................           --            --             --       (900,000)             --        (900,000)
Deferred compensation ...................       31,584           316        173,396             --        (173,712)             --
Amortization of deferred
   compensation .........................           --            --             --             --          27,325          27,325
                                             ---------    ----------    -----------    -----------     -----------     -----------
Balance, May 31, 1997 ...................    1,967,984    $   19,680    $   262,832    $ 4,069,750     $  (236,387)    $ 4,115,875
Net loss ................................           --            --             --     (2,720,919)             --      (2,720,919)
Initial Public Offering..................    1,500,000        15,000      8,144,816             --              --       8,159,816
Distributions to
  S Corporation .........................           --            --             --     (1,600,000)             --      (1,600,000)
Reclassification of
  S Corporation earnings ................           --            --      2,164,234     (2,164,234)             --              --
Amortization of deferred
  compensation ..........................           --            --             --             --          75,900          75,900
                                             ---------    ----------    -----------    -----------     -----------     -----------
Balance, May 31, 1998 ...................    3,467,984    $   34,680    $10,571,882    $(2,415,403)    $  (160,487)    $ 8,030,672
                                             =========    ==========    ===========    ===========     ===========     ===========

See accompanying notes.

                              ROBOCOM SYSTEMS INC.

                            STATEMENTS OF CASH FLOWS

                                                                    Year ended May 31,
                                                        --------------------------------------------
                                                           1996            1997             1998
                                                        -----------     -----------     ------------
Operating activities
Net income (loss) ..................................    $ 1,125,117     $ 1,816,580     $ (2,720,919)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation ...................................         18,400          16,335           43,273
    Provision for deferred taxes ...................             --              --          722,126
    Amortization of software development costs .....        311,321         441,291          729,943
    Amortization of deferred compensation ..........             --          27,325           75,900
    Provision (credit) for bad debts ...............         20,064         (28,124)         192,360
    Changes in operating assets and liabilities:
      Accounts receivable ..........................       (139,265)       (678,093)        (724,927)
      Costs incurred and income recognized in excess
        of billings on uncompleted contracts .......       (270,115)       (480,031)         379,090
      Other current assets .........................          4,385             (61)        (140,727)
      Accounts payable .............................        (13,509)        168,476         (357,410)
      Accrued expenses .............................        302,450          82,157          433,685
      Billings on uncompleted contracts in excess of
        related costs and income recognized ........        (49,786)         30,413          154,808
      Other assets .................................        (30,250)         21,716           (9,385)
                                                        -----------     -----------     ------------
Net cash provided by (used in) operating activities       1,278,812       1,417,984       (1,222,183)
                                                        -----------     -----------     ------------

Investing activities
Software development costs .........................       (815,908)     (1,518,298)      (1,562,463)
Purchase of short-term investments .................             --              --      (13,042,984)
Redemption of short-term investments ...............             --              --       11,128,132
Capital expenditures ...............................             --         (60,701)        (374,217)
                                                        -----------     -----------     ------------
Net cash used in investing activities ..............       (815,908)     (1,578,999)      (3,851,532)
                                                        -----------     -----------     ------------

Financing activities
Net borrowings (payments) of bank note payable .....             --       1,300,000       (1,300,000)
Net proceeds from sale of common stock .............             --              --        8,308,684
Deferred registration costs ........................             --        (148,868)              --
Distributions of S corporation retained earnings to
  S corporation shareholders .......................             --        (900,000)      (1,600,000)
Net repayments of officer loans ....................         (5,000)       (645,000)              --
Net payment to Robocom Properties ..................        (30,250)             --               --
                                                        -----------     -----------     ------------
Net cash (used in) provided by  financing activities        (35,250)       (393,868)       5,408,684
                                                        -----------     -----------     ------------

Increase (decrease) in cash and cash equivalents ...        427,654        (554,883)         334,969
Cash and cash equivalents at beginning of  period ..        176,294         603,948           49,065
                                                        -----------     -----------     ------------
Cash and cash equivalents at end of period .........    $   603,948     $    49,065     $    384,034
                                                        ===========     ===========     ============

Supplemental disclosures of cash flow information
Cash paid for interest .............................    $    38,700     $    66,161     $     21,892
                                                        ===========     ===========     ============

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

      The Company completed its initial public offering of 1,500,000 shares of common stock for sale to the public on June 26, 1997 (the "Offering"). Proceeds from the Offering were approximately $8,160,000, net of expenses of $1,590,000.

1. Significant Accounting Policies

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Concentration of Credit Risk

      The Company's customer base is comprised of large customers in diversified industries. Ongoing credit evaluations of its customers' financial condition are made and generally no collateral is required. For the year ended May 31, 1996, the Company had three customers that accounted for 15%, 14% and 12% of total revenues. For the year ended May 31, 1997, the Company had two customers that accounted for 21% and 13% of total revenues. For the year ended May 31, 1998, none of the Company's customers accounted for 10% or more of total revenues. Management does not believe significant credit risk exists at May 31, 1998.

      Carrying Value of Financial Instruments

      The carrying value of the Company's financial instruments, such as cash and cash equivalents and short-term investments approximate their fair values.

      Revenue Recognition

      The Company's revenues are derived from software license fees, fees for services, sales of hardware and maintenance contracts. Software license fees include revenue from the licensing of the Company's proprietary RIMS.2001 software and revenue from the sublicensing of certain third-party software. Software license fee revenue is recorded when the software has been delivered, the license agreement with the customer has been executed, and collection of the resulting receivable is deemed probable. Service revenues are derived from project management, training, on-site support and implementation services, and, to a lesser extent, from customization and modification of licensed software. The majority of service revenues are recorded when the service is performed. Service revenues for project management and modifications are recorded using the percentage of completion method. Hardware revenues are derived from the sale of products of other manufacturers, including computer hardware, radio frequency equipment, bar code printers and other peripherals. Such revenues are recognized when title to such hardware passes to the customer. Customers typically enter into one-year maintenance agreements with the Company upon the completion of the software installation and pay maintenance fees monthly. The Company recognizes revenue from each maintenance agreement ratably over the period covered by the agreement, but is only required to perform maintenance services as and when they are requested by the customer. The Company

                             Robocom Systems Inc.
                        Notes to Financial Statements

recognized revenues, in all periods presented, in accordance with the American Institute of Certified Public Accountants Statement of Position 91-1, "Software Revenue Recognition." The aggregate of costs incurred and income recognized in excess of related billings is shown as a current asset, and the aggregate of billings in excess of related costs incurred and income recognized is shown as a current liability.

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

      Property and Equipment

      Property and equipment consists of furniture, computers, automobiles, other office equipment and leasehold improvements. The Company depreciates the cost of furniture, computers, automobiles and other office equipment using the straight-line method over the estimated useful lives (three to five years). Leasehold improvements are amortized over the term of the lease.

      Earnings Per Share

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

                             Robocom Systems Inc.
                        Notes to Financial Statements

      Pro Forma Net Income (Loss) Per Share

      Pro forma net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period. For the years ended May 31, 1997 and 1996, the weighted average number of shares includes the portion of the shares offered by the Company that would be necessary to fund the distribution of S Corporation earnings ($2,500,000) based on the initial public offering price of $6.50 per share. For the years ended May 31, 1997 and 1996, the common stock issuance of 31,584 shares in May 1997 is treated as outstanding.

      Stock Options

      In October 1996, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation". SFAS 123 defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board No. 25, but are required to disclose in the financial statement footnotes, pro forma net income and per share amounts as if the Company had applied the new method of accounting for all grants made since 1997. SFAS No. 123 also requires increased disclosures for stock-based compensation arrangements. The Company adopted the disclosure requirements of SFAS No. 123 concurrent with the Offering.

      Income Taxes

      Prior to the Offering, the Company elected to operate under Subchapter S of the Internal Revenue Code and, consequently, was not subject to Federal and certain state income taxes. The shareholders included their proportionate share of the Company's taxable income (loss) in their personal tax returns for federal and certain state income tax purposes. Concurrent with the closing of the Offering, the Company terminated its status as an S Corporation and became subject to Federal and state income taxes. The pro forma information presented on the statements of income reflects a provision for such income taxes for the period prior to the offering at an effective rate of 42%. As a result of the termination of the Company's S Corporation status on June 25, 1997, the Company recorded a one-time, non-cash charge against earnings for deferred income taxes which was primarily related to temporary differences for software development costs.

      The Company provides for income taxes under SFAS No. 109, "Accounting for Income Taxes," which employs an asset and liability approach in accounting for income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted laws.

      Advertising Costs

      Advertising costs are expensed as incurred and for the years ended May 31, 1996, 1997 and 1998 amounted to approximately $146,000, $63,000 and $298,000, respectively.

      New Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and

                             Robocom Systems Inc.
                        Notes to Financial Statements

interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt this statement for fiscal 1999 and such adoption is not expected to have a material effect on the financial statements.

      In July 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 31, 1997. Unless impracticable, companies would be required to restate prior period information upon adoption. The Company will adopt this statement for fiscal 1999 and such adoption is not expected to have a material effect on the financial statements.

      The American Institute of Certified Public Accountants has issued Statement of Position 97-2, "Software Revenue Recognition" which changes the requirements for revenue recognition effective for transactions entered into beginning in fiscal 1999. The Company believes that the adoption of this statement will not have an effect on the Company's revenue recognition policy.

2. Shareholders' Equity

      Capital Stock

      Effective May 15, 1997, the Company's Board of Directors and shareholders approved an amendment to the Company's Certificate of Incorporation to increase the authorized common shares from 2,000,000 to 10,000,000 and to authorize 1,000,000 shares of par value $.01 preferred stock. The terms and conditions of the preferred stock, of which no shares have been issued, will be set by the Board of Directors of the Company.

      Common Stock Split

      Effective May 15, 1997, the Board of Directors and shareholders voted to effect a 1.88-for-1 split of the Company's common stock in the form of a common stock dividend. All share amounts have been restated to reflect the stock split.

      Stock Option Plan

      Effective May 15, 1997, the Board of Directors and shareholders approved the Company's Stock Option and Long-term Incentive Compensation Plan (the "Plan") for the issuance of up to 325,000 shares of the Company's common stock. Outstanding options were granted at an exercise price equal to or in excess of the prevailing market price on the grant date. These options contain a vesting schedule determined at the date of grant. Incentive stock options are granted to employees. All other options granted, including those granted to directors and consultants, are nonqualified options.

                             Robocom Systems Inc.
                        Notes to Financial Statements

      The following summarizes stock option activity during fiscal 1998:

                                          Shares         Weighted-Average
                                           under             Exercise
                                          Option              Price
                                     ----------------    ----------------
            Balance, June 1, 1997              --                --
            Grants                        328,075             $6.74
            Canceled                       (2,900)            $6.50
                                          -------
            Balance, May 31, 1998         325,175             $6.74
                                          =======

      The following table summarized information about these plans at May 31, 1998:

                          Options Outstanding      Options Exercisable
                         ----------------------    -------------------
                                      Weighted
                                      Average
                                     Remaining
            Exercise                Contractual
             Prices      Shares        Life               Shares
            --------     ------     -----------           ------
             $5.375        5,000     2.9 years                --
             $6.125        7,500     2.8 years            10,000
             $6.500      187,675     2.2 years                --
             $7.000       15,000     4.3 years                --
             $7.150      110,000     3.2 years            10,000
                         -------                          ------
                         325,175                          10,000
                         =======                          ======

      The weighted-average fair value of options granted during the year was $2.16 per share.

      In May 1998, stock options to purchase 5,000 shares of common stock at an exercise price of $5.375 were granted subject to obtaining the approval of the stockholders of the Company of the amendment of the Plan to increase the number of shares of the Company's Common Stock available for issuance upon exercise of options under the Plan at the next annual meeting of stockholders of the Company in October 1998.

      In connection with the Offering, the managing underwriters, received five-year warrants to purchase up to 150,000 shares of common stock at an exercise price of $7.80 per share.

      Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock option grants under the fair value method required by SFAS No. 123. The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                           May 31, 1998
                                           ------------
            Expected life.................    3-5 years
            Interest rate.................         5.5%
            Volatility....................        0.385
            Dividend yield................           0%

                             Robocom Systems Inc.
                        Notes to Financial Statements

      If the Company had recognized compensation cost for stock-based employee compensation in accordance with SFAS No. 123, the Company's net loss for the year ended May 31, 1998 would have increased as follows:

                                                                 May 31, 1998
                                                                 ------------
            Pro forma net loss:
              As reported ..................................    $  (2,592,602)
              Pro forma in accordance with SFAS No. 123 ....    $  (2,772,317)
            Pro forma  basic and diluted net loss per share:
              As reported ..................................    $        (.77)
              Pro forma in accordance with SFAS No. 123 ....    $        (.82)

      The compensation expense and pro forma net income(loss) may not be indicative of amounts to be included in future periods.

      Deferred Compensation

      In February 1996, the Company issued 56,400 shares of common stock to certain employees under a restricted stock agreement. Compensation expense, representing the fair value ($90,000) of the common shares issued to these employees, is recognized ratably over the five-year vesting period. In May 1997, 31,584 shares of common stock were issued to an employee of the Company who performs various accounting and administrative services. These shares have certain restrictions as to transferability. Compensation expense, representing the excess of the fair value ($173,712) of the common shares over the amount paid for such stock, is recognized ratably over the three-year vesting period.

      Shareholder Distributions

      The Company made distributions to its S Corporation shareholders in the amount of $382,500 and $517,500 on April 11, 1997 and May 16, 1997,
respectively, and, on July 1, 1997, an additional final distribution of $1,600,000 was made to such shareholders.

3. Detail of Certain Balance Sheet Accounts

      Property and Equipment, net

      Property and equipment, net, consist of the following:

                                                     May 31,
                                             -----------------------
                                                1997          1998
                                             ---------     ---------
            Equipment ...................    $ 182,729     $ 417,297
            Furniture and fixtures ......       89,062       158,303
            Automobiles .................           --        55,088
            Leasehold improvements ......           --        15,317
                                             ---------     ---------
                                               271,791       646,007
            Less accumulated
              depreciation ..............     (213,607)     (256,880)
                                             ---------     ---------
                                             $  58,184     $ 389,127
                                             =========     =========

                             Robocom Systems Inc.
                        Notes to Financial Statements

      Software Development Costs, net

      Software development costs, net, consist of the following:

                                                          May 31,
                                                ---------------------------
                                                   1997             1998
                                                -----------     -----------
            Software development costs .....    $ 4,624,951     $ 6,187,414
            Less accumulated amortization ..     (1,049,609)     (1,779,552)
                                                -----------     -----------
                                                $ 3,575,342     $ 4,407,862
                                                ===========     ===========

      Accrued Expenses

      Accrued expenses consist of the following:

                                                         May 31,
                                                  --------------------
                                                    1997        1998
                                                  --------    --------
            Payroll and related taxes ........    $149,580    $327,160
            Accrued hardware costs ...........          --     262,718
            Customer deposits and other ......     332,899     175,765
            Accrued third party software costs          --     150,521
                                                  --------    --------
                                                  $482,479    $916,164
                                                  ========    ========

4. Employee Benefit Plans

      The Company has a noncontributory defined contribution pension plan and a 401(k) defined contribution plan. These plans cover virtually all full-time employees subject to certain age and service requirements. It is the Company's policy to fund the noncontributory plan to the extent of the maximum allowable contribution, in accordance with IRS guidelines and other relevant legal requirements. Under the terms of the 401(k) plan, the Company will match 50% of an employee's contribution up to 4% of the participating employee's compensation. Pension expense for each of the years ended May 31, 1996, 1997 and 1998 amounted to approximately $16,000, $117,000 and $49,000, respectively. Effective May 30, 1998, the pension plan was merged into the 401(k) defined contribution plan.

5. Income Taxes

      Deferred tax assets and liabilities are determined based on the difference between the financial accounting and the tax bases of assets and liabilities. Significant components of the Company's deferred tax assets and liabilities as of May 31, 1998 are as follows:

                                                     May 31,
                                                      1998
                                                  -----------
            Deferred tax assets:
              Accrued expenses ...............    $    67,040
              Allowance for doubtful
                accounts .....................         85,537
                                                  -----------
            Total deferred tax asset .........        152,577
                                                  -----------

                             Robocom Systems Inc.
                        Notes to Financial Statements

            Deferred tax liabilities:
              Software development costs ...............      1,851,303
              Net operating loss carryforwards .........       (933,245)
              Deferred compensation ....................        (43,355)
                                                            -----------
            Total deferred tax liabilities .............        874,703
                                                            ===========
            Net deferred tax liabilities ...............    $   722,126
                                                            ===========

      The components of the tax benefit for the year ended May 31, 1998 are as follows:

                                                                 1998
                                                               --------
            Deferred:
              Federal.......................................   $584,578
              State ........................................    137,548
                                                               --------
            Total ..........................................   $722,126
                                                               ========

      The provision for income taxes for the fiscal year ended May 31, 1998 differs from the statutory U.S. federal income tax rate due to the following:

                                                                  1998
                                                                 ------
            Federal statutory tax rate .....................      34.0%
            State income taxes, net of Federal benefit .....       8.0%
            Cumulative effect of termination of
              S corporation status .........................     (71.7%)
            Loss attributable to period prior
               to termination of S corporation status ......      (6.4%)
                                                                 ------
                                                                 (36.1%)
                                                                 ======

      At May 31, 1998, the Company has net operating loss carryforwards of approximately $2.2 million for income tax purposes which may be able to reduce taxable income in future years. The utilization of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The net operating loss carryforwards will expire in the fiscal year ended May 31, 2013.

6. Related Party Transactions

      The Company leases its principal facilities from Robocom Properties, Inc. ("Properties"). The shareholders of Properties are also shareholders of the Company. The Company has paid to Properties rent of $168,000 for each of the three years in the period ended May 31, 1998. In connection with the purchase by Properties in 1989 of the Company's corporate headquarters building, the Company guaranteed three mortgage loans in an aggregate original principal amount of $1,053,000 that mature in 2010 and bear interest at rates ranging from 8.25% to 8.877% per annum. At May 31, 1998, the outstanding aggregate principal amount of the mortgage loans was approximately $807,000.

      During fiscal 1998, a director and principal shareholder of the Company entered into a three-year consulting agreement with the Company to provide consulting services with respect to new product development and related technical matters. During fiscal 1998, consulting fees of approximately $12,000 were paid under this agreement.

                             Robocom Systems Inc.
                        Notes to Financial Statements

For the fiscal year ended May 31, 1997, consulting fees of approximately $7,415 were paid to this individual under an informal consulting arrangement.

7. Lease Commitments

      The Company is obligated, under noncancellable operating leases covering its facilities (Note 6) and certain equipment and automobiles, to pay minimum annual rentals of approximately:

            Fiscal year ending:
              1999 .....................    $  272,000
              2000 .....................       257,000
              2001 .....................       246,000
              2002 .....................       173,000
              2003 .....................       173,000
              2004 and thereafter ......     1,313,000
                                            ----------
                                            $2,434,000
                                            ==========

      Total rental expense for each of the years ended May 31, 1996, 1997 and 1998 amounted to approximately $174,000, $193,000 and $236,000, respectively.

8. Bank Note Payable and Loans Payable to Officers

      Bank Note Payable

      The Company has a line of credit facility with a bank which provides for maximum borrowings of $2,000,000 and which expires on September 30, 1998. Amounts outstanding under the line of credit are due upon demand and are collateralized by the Company's assets. Interest is payable at the bank's prime interest rate (8.50% at May 31, 1998). At May 31, 1998, no borrowings were outstanding under the line of credit. The amount available under the line of credit is reduced by a $150,000 standby letter of credit with the same bank, which is being utilized as collateral for a vendor and which expires on December 31, 1998. In the future, however, the Company may borrow against this or a subsequent line of credit.

      Loans Payable to Officers

      During fiscal 1996, the Company repaid $5,000 of amounts borrowed from its principal stockholders. The remaining loan balance of $645,000 was entirely repaid in January 1997. Such loans bore interest at 6% in fiscal 1996 and 8% in fiscal 1997. Interest expense related to the loans payable to officers for each of the years ended May 31, 1997 and 1996 amounted to approximately $40,000.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Sections 16(a) of the Exchange Act

Directors and Executive Officers

      Information regarding the Directors of the Company is incorporated by reference to the section entitled "Election of Directors" appearing in the Company's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "Commission") within 120 days after the end of the Company's fiscal year ended May 31, 1998.

Item 10. Executive Compensation.

      Information regarding executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended May 31, 1998.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management Ownership" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended May 31, 1998.

Item 12. Certain Relationships and Related Transactions.

      Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended May 31, 1998.

Item 13. Exhibits and Reports on Form 8-K.

      (a)   Exhibits.

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

10.6 International Distribution Agreement, dated August 5, 1997, between the Company and Cogita Holdings Ltd. (incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1997 as filed with the Commission on September 25, 1997 (File No. 0-22735).

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

10.10 Guaranty dated December 21, 1989 from the Company to New York Job Development Authority. (incorporated herein by reference to Exhibit
            10.10 to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1997 as filed with the Commission on September 25, 1997 (File No. 0-22735).

10.11 Guaranty dated December 14, 1989 from the Company to Long Island Development Authority. (incorporated herein by reference to Exhibit
            10.11 to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1997 as filed with the Commission on September 25, 1997 (File No. 0-22735).

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

10.15 Employment Agreement, dated May 15, 1997, between the Company and Robert O'Connor (incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form SB-2 (Registration No. 333-27587)).

10.16 Letter Agreement dated January 5, 1998 between the Company and The Bank of New York. (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-QSB for the quarter ended November 30, 1997 as filed with the Commission on January 15, 1998 (File No. 0-22735).

10.17       1997 Stock Option and Long-Term Incentive Compensation
            Plan (incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form SB-2 (Registration No. 333-27587)).

10.18 General Loan and Security Agreement, dated April 13, 1994, between the Company and The Bank of New York (incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form SB-2 (Registration No. 333-27587)).

10.19 Tax Indemnification Agreement, dated June 6, 1997, between the Company and certain shareholders of the Company. (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1997 as filed with the Commission on September 25, 1997 (File No. 0-22735).

27          Financial Data Schedule.

      (b)   Reports on Form 8-K.

      No reports on Form 8-K were filed during the fourth quarter of fiscal
      1998.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, New York, on August 27, 1998.

                                        ROBOCOM SYSTEMS INC.


                                        By: /s/ Irwin Balaban
                                            ------------------------------------
                                            Irwin Balaban
                                            President and Chief Executive
                                            Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

     Signature                        Title                           Date

/s/ Irwin Balaban        Chairman of the Board, President and    August 27, 1998
----------------------   Chief Executive Officer (Principal
Irwin Balaban            Executive Officer)


/s/ Elizabeth A. Burke   Vice President - Finance and Chief      August 27, 1998
----------------------   Financial Officer (Principal
Elizabeth A. Burke       Accounting Officer)


/s/ Herbert Goldman      Director                                August 27, 1998
----------------------
Herbert Goldman


/s/ Lawrence B. Klein    Director                                August 27, 1998
----------------------
Lawrence B. Klein


/s/ Barry J. Gordon      Director                                August 27, 1998
----------------------
Barry J. Gordon


/s/ Mark Behrman         Director                                August 27, 1998
----------------------
Mark Behrman