Form 10QSB
period 1998-08-31
ROBOCOM SYSTEMS INC
filed 1998-10-15
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended August 31, 1998

        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from                to
                                              --------------    ---------------

                         Commission File Number 0-22735

                                   -----------

                              ROBOCOM SYSTEMS INC.
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

               New York                                 11-2617048
---------------------------------------    -------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

                  511 Ocean Avenue, Massapequa, New York 11758
                  --------------------------------------------
                    (Address of principal executive offices)

                                  516-795-5100
                  --------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of October 14, 1998, 3,467,984 shares the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one); Yes |_|  No |X|

                              ROBOCOM SYSTEMS INC.

                                  FORM 10-QSB

                                     INDEX

PART I.     Financial Information

Item 1.     Financial Statements:                                       Page no.

            Balance Sheets - August 31, 1998 and May 31, 1998..........    3

            Statements of Operations - Three months ended August
            31, 1998 and 1997..........................................    4

            Statements of Cash Flows - Three months ended August
            31, 1998 and 1997..........................................    5

            Notes to Financial Statements..............................    6

Item 2.     Management's Discussion and Analysis or Plan of Operation..    7

PART II.    Other Information:

Item 6.     Exhibits and Reports on Form 8-K...........................   10

Signatures  ...........................................................   10

                              ROBOCOM SYSTEMS INC.

                                 BALANCE SHEETS

                                                                     August 31,
                                                                        1998        May 31, 1998
                                                                    ------------    ------------
Assets                                                               (Unaudited)
Current assets:
   Cash and cash equivalents ....................................   $    618,303    $    384,034
   Short-term investments .......................................      1,693,438       1,914,852
   Accounts receivable, net .....................................      1,283,335       1,904,284
   Unbilled revenue .............................................        688,706         924,298
   Deferred taxes ...............................................        154,977         152,577
   Other current assets .........................................        103,840         142,086
                                                                    ------------    ------------
Total current assets ............................................      4,542,599       5,422,131

Property and equipment, net .....................................        372,819         389,127
Software development costs, net .................................      4,363,615       4,407,862
Other assets ....................................................         21,024          17,922
                                                                    ------------    ------------
Total assets ....................................................   $  9,300,057    $ 10,237,042
                                                                    ============    ============
Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable .............................................   $    186,004    $    187,954
   Accrued expenses .............................................        661,673         916,164
   Deferred revenue .............................................        186,427         227,549
                                                                    ------------    ------------
Total current liabilities .......................................      1,034,104       1,331,667
Noncurrent deferred tax liabilities .............................        612,784         874,703
                                                                    ------------    ------------
Total liabilities ...............................................      1,646,888       2,206,370
                                                                    ------------    ------------
Shareholders' equity:
   Preferred stock, $.01 par value;  1,000,000 shares authorized;
      none issued ...............................................             --              --
   Common stock, $.01 par value; 10,000,000 shares authorized;
      issued and outstanding: 3,467,984 shares
      at August 31, 1998 and at May 31, 1998 ....................         34,680          34,680
   Additional paid-in capital ...................................     10,571,882      10,571,882
   Accumulated deficit ..........................................     (2,811,881)     (2,415,403)
   Deferred compensation ........................................       (141,512)       (160,487)
                                                                    ------------    ------------
Total shareholders' equity ......................................      7,653,169       8,030,672
                                                                    ------------    ------------
Total liabilities and shareholders' equity ......................   $  9,300,057    $ 10,237,042
                                                                    ============    ============

See accompanying notes.

                              ROBOCOM SYSTEMS INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   Three Months Ended August 31,
                                                   ----------------------------
                                                      1998              1997
                                                   -----------     ------------
Revenues:
  Software license fees ........................   $   277,617     $    247,782
  Services .....................................       631,381          516,397
  Hardware .....................................       595,161          429,792
  Maintenance ..................................       299,532          259,197
                                                   -----------     ------------
  Total revenues ...............................     1,803,691        1,453,168
                                                   -----------     ------------
Cost of revenues:
  Cost of license fees .........................        66,127           43,161
  Cost of services .............................       398,317          493,271
  Cost of hardware .............................       493,584          465,584
  Cost of maintenance ..........................       350,944           51,207
                                                   -----------     ------------
  Total cost of revenues .......................     1,308,972        1,053,223
Amortization of software development costs .....       263,829          188,146
                                                   -----------     ------------
                                                     1,572,801        1,241,369
                                                   -----------     ------------
Gross margin ...................................       230,890          211,799

Selling, general and administrative expenses ...       917,914          543,444
                                                   -----------     ------------
                                                      (687,024)        (331,645)
Interest income and other, net .................        26,227           48,914
                                                   -----------     ------------
Loss before provision (benefit) for income taxes      (660,797)        (282,731)
Provision (benefit) for income taxes ...........      (264,319)       1,442,872
                                                   -----------     ------------
Net loss .......................................      (396,478)      (1,725,603)
Pro forma benefit for income taxes .............            --         (128,317)
                                                   -----------     ------------
Pro forma net loss .............................   $  (396,478)    $ (1,597,286)
                                                   ===========     ============
Pro forma net loss per basic and diluted share .   $      (.11)    $       (.52)
                                                   ===========     ============
Weighted average shares outstanding ............     3,467,984        3,060,375
                                                   ===========     ============

See accompanying notes.

                              ROBOCOM SYSTEMS INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                         Three Months Ended August 31,
                                                         -----------------------------
                                                             1998              1997
                                                         -----------       -----------
Operating activities
Net loss ..............................................  $  (396,478)      $(1,725,603)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
     Depreciation .....................................       27,113             4,874
     (Benefit) provision for deferred income taxes ....     (264,319)        1,567,223
     Amortization of software development costs .......      263,829           188,146
     Amortization of deferred compensation ............       18,975            18,975
     Changes in operating assets and liabilities:
       Accounts receivable ............................      620,949           547,033
       Unbilled revenue ...............................      235,592          (360,091)
       Other current assets and other .................       35,144          (206,290)
       Accounts payable ...............................       (1,950)         (182,470)
       Accrued expenses ...............................     (254,489)         (132,728)
       Deferred revenue ...............................      (41,122)           19,806
                                                         -----------       -----------
Net cash provided by (used in) operating activities ...      243,244          (261,125)
                                                         -----------       -----------
Investing activities
Software development costs ............................     (219,582)         (533,547)
Purchase of short-term investments ....................   (5,056,707)       (4,505,073)
Redemption of short-term investments ..................    5,278,120                --
Capital expenditures ..................................      (10,806)          (48,714)
                                                         -----------       -----------
Net cash used in investing activities .................       (8,975)       (5,087,334)
                                                         -----------       -----------
Financing activities
Net payments of bank note payable .....................           --        (1,300,000)
Net proceeds from sale of common stock ................           --         8,336,409
Distributions of S corporation retained earnings to
   S corporation shareholders .........................           --        (1,600,000)
                                                         -----------       -----------
Net cash provided by financing activities .............           --         5,436,409
                                                         -----------       -----------
Increase in cash and cash equivalents .................      234,269            87,950
Cash and cash equivalents at beginning of period ......      384,034            49,065
                                                         -----------       -----------
Cash and cash equivalents at end of period ............  $   618,303       $   137,015
                                                         ===========       ===========
Supplemental disclosures of cash flow information
Cash paid for interest ................................  $        --       $    21,658
                                                         ===========       ===========
Cash paid for income taxes ............................  $    14,785       $        --
                                                         ===========       ===========

See accompanying notes.

                              ROBOCOM SYSTEMS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 1998
                                   (unaudited)

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

      Operating results for the three month period ended August 31, 1998 are not necessarily indicative of the results that may be expected for the year ended May 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 1998.

      Certain prior year amounts have been reclassified to conform with the current year presentation.

2. Initial Public Offering

      The Company completed its initial public offering of 1,500,000 shares of common stock for sale to the public on June 26, 1997 (the "Offering"). Proceeds from the Offering were approximately $8,160,000, net of expenses of $1,590,000.

      Until the Offering, the Company elected to operate under Subchapter S of the Internal Revenue Code and, consequently, was not subject to Federal and certain state income taxes. The shareholders included their proportionate share of the Company's taxable income (loss) in their personal tax returns for federal and certain state income tax purposes. Concurrent with the closing of the Offering, the Company terminated its status as an S Corporation and became subject to Federal and state income taxes. The pro forma benefit for income taxes reflects income taxes for periods preceding the Offering. In addition, included in the provision for income taxes for the three months ended August 31, 1997 is a one-time, non-cash charge for deferred income taxes in the amount of $1,433,302 resulting from the termination of the Company's S Corporation status. This charge primarily relates to temporary differences for software development costs.

      Additionally, retained earnings of the Company as of the Offering and the concurrent termination of the Company's S Corporation status were reclassified to additional paid-in capital.

3. New Accounting Pronouncements

      Beginning in fiscal 1999, the Company adopted several recently issued accounting pronouncements. Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income", requires disclosure of all components of comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non owner sources. SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", requires certain financial and supplementary information to be disclosed for each reportable segment of an enterprise. Statement of Position 97-2, "Software Revenue Recognition", changes the requirements for revenue recognition. The adoption of these pronouncements had no effect on the Company's financial statements.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended August 31, 1998 and August 31, 1997

      Revenues. Total revenues increased by approximately 24% to $1,803,691 in the three months ended August 31, 1998 as compared to $1,453,168 in the three months ended August 31, 1997. Software license fees increased by approximately 12% during the 1998 period as compared to the 1997 period primarily due to the increase in the number of RIMS.2001 software licenses sold in the three months ended August 31, 1998 as compared to the three months ended August 31, 1997. Services revenues increased by approximately 22% for the 1998 period as compared to the 1997 period, primarily due to additional support services requested by one customer and the installation of a large quantity of computer systems network and office software in the three months ended August 31, 1998 as compared to the three months ended August 31, 1997. Hardware revenues increased by approximately 38% during the 1998 period as compared to the 1997 period, primarily due to a delivery of a large quantity of hardware to one customer in the 1998 period. Maintenance revenues increased approximately 16% for the 1998 period as compared to the 1997 period, primarily due to a larger number of maintenance contracts in operation in the 1998 period.

      Cost of Revenues. Total cost of revenues increased by approximately 24% to $1,308,972 in the three months ended August 31, 1998 as compared to $1,053,223 in the three months ended August 31, 1997. As a percentage of revenues, total cost of revenues remained unchanged at approximately 73% in both periods. As a percentage of license fee revenues, cost of license fees increased to approximately 24% in the 1998 period as compared to approximately 17% in the 1997 period. The increase is primarily due to a larger percentage of license fees associated with an alliance partner in the 1998 period as compared to the 1997 period. As a percentage of services revenues, the cost of services was significantly lower in the 1998 period as compared to the 1997 period primarily due to higher billable services for support services and a large installation which covered a larger portion of the cost of services in the 1998 period. Additionally, since the Offering, the Company has been increasing its infrastructure, including the hiring of additional personnel, including project management, trainers and programmers, for the Company's anticipated future revenue growth. As a percentage of hardware revenues, the cost of hardware was lower in the 1998 period due to the type of hardware installed, in particular for the delivery of a large quantity of hardware to one customer. As a percentage of maintenance revenues, the cost of maintenance was higher in the 1998 period as compared to the 1997 period due to the maintenance of a larger number of RIMS versions and translations in the 1998 period as compared to the 1997 period, during which primarily maintained only RIMS Version 3.3. The cost of maintenance is expected to substantially decline as the Company's customers gain experience using RIMS.

      Amortization of Software Development Costs. Amortization of software development costs increased by approximately 40% to $263,829 in the three months ended August 31, 1998 as compared to $188,146 in the three months ended August 31, 1997. The increase was due to the commencement of amortization of capitalized software development costs for RIMS.2001 Versions 3.4, 3.5, RIMS.Food and several language translation versions in fiscal 1998, during which time such versions were first available for sale. As a percentage of revenue, the amortization of software development costs was approximately 15% in the three months ended August 31, 1998 and 13% in the three months ended August 31, 1997.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately 69% to $917,914 in the three months ended August 31, 1998 as compared to $543,444 in the three months ended August 31, 1997. As a percentage of revenue, selling, general and administrative expenses increased to approximately 51% in the three months ended August 31, 1998 as compared to approximately 37% in the three months ended August 31, 1997. The increase in selling, general and administrative expenses was primarily due to hiring additional salespersons and administrative personnel, consulting fees, salaries and related expenses incurred for the opening of two international offices, and increases in advertising costs and travel expenses incurred in connection with the establishment of domestic and international sales and support offices. These increases, which commenced in the latter half of fiscal 1998, further management's plan to build the infrastructure for the Company's anticipated future revenue growth.

      Interest Income and Other, net. Interest income decreased by $39,868 to $26,227 in the three months ended August 31, 1998 as compared to $66,095 in the three months ended August 31, 1997. The decrease is primarily due to the utilization of the proceeds from the Offering for software development, capital expenditures and working capital requirements. The Company had no Interest expense in the three months ended August 31, 1998 as compared to $17,187 in the three months ended August 31, 1997. The decrease is due to the repayment in July 1997 of the bank note payable with proceeds from the Offering.

      Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes is reflected at 40% and 42% of the loss before the provision (benefit) for income taxes in the three month periods ended August 31, 1998 and 1997, respectively. The decrease in the effective rate is due primarily to the effect of different states income taxes in the respective periods. In addition, the provision for income taxes for the three months ended August 31, 1997 included the one-time, non-cash provision for deferred income taxes in the amount of $1,433,302 as a result of the termination of the Company's S Corporation status upon the Company's initial public offering on June 26, 1997. This amount primarily relates to temporary differences for software development costs.

      Pro Forma Benefit for Income Taxes. The pro forma benefit for income taxes is reflected at 42% of the loss before the benefit for income taxes for the period preceding the Offering.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has a bank line of credit (the "Line of Credit"), which expires on November 30, 1998 and provides for borrowings of up to $2,000,000. Amounts outstanding under the Line of Credit are payable on demand and are collateralized by the assets of the Company. Borrowings bear interest at the prime rate (8.25% at October 14, 1998). Since the Offering, the Company had no borrowings under the Line of Credit. In the future, however, the Company may borrow against this or a subsequent line of credit. The amount available under the Line of Credit is reduced by a $150,000 standby letter of credit with the same bank, which is being utilized as collateral for a vendor and which expires on December 31, 1998.

      Net cash provided by operating activities was $243,244 in the three months ended August 31, 1998 and net cash used in operating activities was $261,125 in the three months ended August 31, 1997. Cash flows from operations increased in the 1998 period primarily due to decreased unbilled revenues and accounts receivable offset by a higher loss from operations.

      The Company capitalized $219,582 and $533,547 in the three months ended August 31, 1998 and 1997, respectively, for software development costs. The capitalized software development costs in process in the 1998 period include costs of adding, among other things, functionality to provide internet/intranet accessibility and Windows NT compatibility. The Company expended $10,806 and $48,714 in the three months ended August 31, 1998 and 1997, respectively, for purchases of property and equipment.

      As of August 31, 1998, the Company had $618,303 in cash and cash equivalents and working capital of $3,508,495 primarily as a result of the investment of approximately $1,693,438 in short-term investments in connection with the Company's initial public offering.

      Management believes that cash flow from operations, existing cash and cash equivalents and short-term investments and amounts available under the Line of Credit will be sufficient to meet the Company's currently anticipated working capital and software development requirements through fiscal 1999. The Company's working capital needs in fiscal 1999 include approximately $300,000 to support recently opened domestic and international sales and support offices and approximately $1,000,000 for software development costs.

PART II. OTHER INFORMATION:

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      Exhibit Number          Description
      --------------          -----------

            27                Financial Data Schedule

      (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the first quarter of fiscal 1999.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, New York, on October 14, 1998.

                                       ROBOCOM SYSTEMS INC.


                                       By: /s/ Irwin Balaban
                                           ------------------------------------
                                           Irwin Balaban
                                           President and Chief Executive Officer


                                       By: /s/ Elizabeth A. Burke
                                           ------------------------------------
                                           Elizabeth A. Burke
                                           Vice President - Finance and Chief
                                           Financial Officer