Form 10QSB
period 1998-11-30
ROBOCOM SYSTEMS INC
filed 1999-01-14
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended November 30, 1998

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _____ to _____.

                         Commission File Number 0-22735
                                               ---------

                                   -----------

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
              ----------------------------------------------------
                (Exact name of small business issuer as specified
                                 in its charter)

               New York                                 11-2617048
---------------------------------------    -------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

                  511 Ocean Avenue, Massapequa, New York 11758
                ------------------------------------------------
                    (Address of principal executive offices)

                                  516-795-5100
                ------------------------------------------------
                (Issuer's telephone number, including area code)

                              ROBOCOM SYSTEMS INC.
       ---------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of January 13, 1999, 3,467,984 shares the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one); Yes |_| No |X|

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                   FORM 10-QSB

                                      INDEX

PART I.     Financial Information


                                                                            Page
Item 1.     Financial Statements:                                            no.

            Balance Sheets - November 30, 1998 and  May 31, 1998..............3

            Statements of Operations - Three months ended November 30, 1998 and 1997..........................................................4

            Statements of Operations - Six months ended November 30, 1998 and 1997..........................................................5

            Statements of Cash Flows - Six months ended November 30, 1998 and 1997..........................................................6

            Notes to Financial Statements.....................................7

Item 2.     Management's Discussion and Analysis or Plan of Operation.........8

PART II.    Other Information:

Item 4.     Submission of Matters to a Vote of Security Holders..............13

Item 6.     Exhibits and Reports on Form 8-K.................................13

Signatures  .................................................................13

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                                              November 30, 1998    May 31, 1998
                                                                              -----------------    ------------
                                                                                 (Unaudited)
Assets
Current assets:
      Cash and cash equivalents ............................................     $    423,334      $    384,034
      Short-term investments ...............................................        1,711,469         1,914,852
      Accounts receivable, net .............................................        1,641,041         1,904,284
      Unbilled revenue .....................................................          179,795           924,298
      Deferred taxes .......................................................          150,111           152,577
      Other current assets .................................................          259,509           142,086
                                                                                 ------------      ------------
Total current assets .......................................................        4,365,259         5,422,131

Property and equipment, net ................................................          351,076           389,127
Software development costs, net ............................................        4,414,022         4,407,862
Other assets ...............................................................           18,422            17,922
                                                                                 ------------      ------------
Total assets ...............................................................     $  9,148,779      $ 10,237,042
                                                                                 ============      ============

Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable .....................................................     $    316,724      $    187,954
      Accrued expenses .....................................................          973,956           916,164
      Deferred revenue .....................................................          182,932           227,549
                                                                                 ------------      ------------
Total current liabilities ..................................................        1,473,612         1,331,667
Noncurrent deferred tax liabilities ........................................          365,961           874,703
                                                                                 ------------      ------------
Total liabilities ..........................................................        1,839,573         2,206,370
                                                                                 ------------      ------------
Shareholders' equity:
      Preferred stock, $.01 par value; 1,000,000 shares authorized;
        none issued ........................................................               --                --
      Common stock, $.01 par value; 10,000,000 shares authorized;
        issued and outstanding: 3,467,984 shares at November 30, 1998 and at
        May 31, 1998 .......................................................           34,680            34,680
      Additional paid-in capital ...........................................       10,571,882        10,571,882
      Accumulated deficit ..................................................       (3,174,819)       (2,415,403)
      Deferred compensation ................................................         (122,537)         (160,487)
                                                                                 ------------      ------------
Total shareholders' equity .................................................        7,309,206         8,030,672
                                                                                 ------------      ------------
Total liabilities and shareholders' equity .................................     $  9,148,779      $ 10,237,042
                                                                                 ============      ============

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                       Three Months Ended November 30,
                                                       ------------------------------
                                                           1998               1997
                                                       -----------        -----------
Revenues:
   Software license fees ...........................   $   103,115        $   386,731
   Services ........................................       826,708            718,906
   Hardware ........................................       672,800            551,510
   Maintenance .....................................       333,477            245,499
                                                       -----------        -----------
   Total revenues ..................................     1,936,100          1,902,646
                                                       -----------        -----------
Cost of revenues:
   Cost of license fees ............................        29,030            111,255
   Cost of services ................................       336,734            631,938
   Cost of hardware ................................       538,653            488,417
   Cost of maintenance .............................       277,542            170,994
                                                       -----------        -----------
   Total cost of revenues ..........................     1,181,959          1,402,604
Amortization of software development costs .........       263,829            178,070
                                                       -----------        -----------
                                                         1,445,788          1,580,674
                                                       -----------        -----------
Gross margin .......................................       490,312            321,972

Selling, general and administrative expenses .......     1,121,990            637,868
                                                       -----------        -----------
                                                          (631,678)          (315,896)
Interest income and other, net .....................        26,784             45,273
                                                       -----------        -----------
Loss before provision (benefit) for income taxes ...      (604,894)          (270,623)
Provision (benefit) for income taxes ...............      (241,958)          (113,662)
                                                       -----------        -----------
Net loss ...........................................   $  (362,936)       $  (156,961)
                                                       ===========        ===========
Net loss per basic and diluted share ...............   $      (.10)       $      (.05)
                                                       ===========        ===========
Weighted average shares outstanding ................     3,467,984          3,467,984
                                                       ===========        ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                   Six Months Ended November 30,
                                                   ----------------------------
                                                       1998             1997
                                                   -----------      -----------
Revenues:
   Software license fees ......................... $   380,732      $   634,513
   Services ......................................   1,458,089        1,235,303
   Hardware ......................................   1,267,961          981,302
   Maintenance ...................................     633,009          504,696
                                                   -----------      -----------
   Total revenues ................................   3,739,791        3,355,814
                                                   -----------      -----------
Cost of revenues:
   Cost of license fees ..........................      95,157          154,416
   Cost of services ..............................     735,051        1,125,209
   Cost of hardware ..............................   1,032,237          954,001
   Cost of maintenance ...........................     628,486          222,201
                                                   -----------      -----------
   Total cost of revenues ........................   2,490,931        2,455,827
Amortization of software development costs .......     527,658          366,216
                                                   -----------      -----------
                                                     3,018,589        2,822,043
                                                   -----------      -----------
Gross margin .....................................     721,202          533,771

Selling, general and administrative expenses .....   2,039,904        1,181,312
                                                   -----------      -----------
                                                    (1,318,702)        (647,541)
Interest income and other, net .................        53,010           94,186
                                                   -----------      -----------
Loss before provision (benefit) for income taxes..  (1,265,692)        (553,355)
Provision (benefit) for income taxes .............    (506,276)       1,329,210
                                                   -----------      -----------
Net loss .........................................    (759,416)      (1,882,565)
Pro forma benefit for income taxes ...............          --         (128,317)
                                                   -----------      -----------
Pro forma net loss ............................... $  (759,416)     $(1,754,248)
                                                   ===========      ===========
Pro forma net loss per basic and diluted share ... $      (.22)     $      (.54)
                                                   ===========      ===========
Weighted average shares outstanding ..............   3,467,984        3,263,066
                                                   ===========      ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                           Six Months Ended November 30,
                                                           ----------------------------
                                                               1998             1997
                                                           -----------      -----------
Operating activities
Net loss ...............................................   $  (759,416)     $(1,882,565)
Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
        Depreciation ...................................        54,292           11,521
        (Benefit) provision for deferred income taxes ..      (506,276)       1,649,862
        Amortization of software development costs .....       527,658          366,216
        Amortization of deferred compensation ..........        37,950           37,950
        Provision (credit) for bad debts ...............            --           (7,640)
        Changes in operating assets and liabilities:
           Accounts receivable .........................       263,243         (163,701)
           Unbilled revenue ............................       744,503         (259,893)
           Other current assets and other ..............        (2,317)        (483,135)
           Accounts payable ............................        13,163          (99,942)
           Accrued expenses ............................        57,793          154,556
           Deferred revenue ............................       (44,617)           3,624
                                                           -----------      -----------
Net cash provided by (used in) operating activities ....       385,976         (673,147)
                                                           -----------      -----------
Investing activities
Software development costs .............................      (533,818)        (889,412)
Purchase of short-term investments .....................    (7,568,831)      (6,239,292)
Redemption of short-term investments ...................     7,772,214        2,456,207
Capital expenditures ...................................       (16,241)        (116,420)
                                                           -----------      -----------
Net cash used in investing activities ..................      (346,676)      (4,788,917)
                                                           -----------      -----------
Financing activities
Net payments of bank note payable ......................            --       (1,300,000)
Net proceeds from sale of common stock .................            --        8,319,057
Distributions of S corporation retained earnings to
   S corporation shareholders ..........................            --       (1,600,000)
                                                           -----------      -----------
Net cash provided by financing activities ..............            --        5,419,057
                                                           -----------      -----------

Increase (decrease) in cash and cash equivalents .......        39,300          (43,007)
Cash and cash equivalents at beginning of  period ......       384,034           49,065
                                                           -----------      -----------
Cash and cash equivalents at end of period .............   $   423,334      $     6,058
                                                           ===========      ===========
Supplemental disclosures of cash flow information
Cash paid for interest .................................   $        --      $    21,658
                                                           ===========      ===========
Cash paid for income taxes .............................   $    14,785      $        --
                                                           ===========      ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
                         NOTES TO FINANCIAL STATEMENTS
                               November 30, 1998
                                  (unaudited)

1. Background and Basis of Financial Statement Presentation

      The accompanying unaudited financial statements of Robocom Systems International Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's operations consist of the development and marketing of automated warehouse management systems and related software which is used by various commercial enterprises primarily located in the United States. The Company licenses and installs its proprietary software product RIMS.2001, which is an "off-the-shelf" inventory management system. The Company also provides related services, including modification, project management, training, implementation support, maintenance and the sale of hardware and third party software.

      Operating results for the six month period ended November 30, 1998 are not necessarily indicative of the results that may be expected for the year ended May 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 1998.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended November 30, 1998 and November 30, 1997

      Revenues. Total revenues increased by approximately 2% to $1,936,100 in the three months ended November 30, 1998 as compared to $1,902,646 in the three months ended November 30, 1997. Software license fees decreased by approximately 73% during the 1998 period as compared to the 1997 period primarily due to the decrease in the number of RIMS.2001 software licenses sold in the three months ended November 30, 1998 as compared to the three months ended November 30, 1997. In addition, the 1997 period included the sale of one significant international license. Services revenues increased by approximately 15% for the 1998 period as compared to the 1997 period, primarily due to a higher number of installations of large quantities of computer systems networks and office software in the three months ended November 30, 1998 as compared to the three months ended November 30, 1997. Hardware revenues increased by approximately 22% during the 1998 period as compared to the 1997 period, primarily due to several deliveries of computer systems network and office hardware to new customers in the 1998 period. Maintenance revenues increased approximately 36% for the 1998 period as compared to the 1997 period due to a larger number of maintenance contracts in operation in the 1998 period.

      Cost of Revenues. Total cost of revenues decreased by approximately 16% to $1,181,959 in the three months ended November 30, 1998 as compared to $1,402,604 in the three months ended November 30, 1997. As a percentage of revenues, total cost of revenues decreased to approximately 61% in the three months ended November 30, 1998 as compared to approximately 74% in the three months ended November 30, 1997. As a percentage of license fee revenues, cost of license fees decreased slightly in the 1998 period as compared to the 1997 period. The decrease is primarily due to distributor fees related to an international sale of a large software license in the 1997 period. As a percentage of services revenues, the cost of services was significantly lower in the 1998 period as compared to the 1997 period primarily due to higher billable support services and the installations of large quantities of computer systems networks and office software which covered a larger portion of the cost of services in the 1998 period. Additionally, during fiscal 1998, the Company increased its infrastructure, including the hiring of additional personnel (project management, trainers and programmers) for the Company's anticipated future revenue growth. As a percentage of hardware revenues, the cost of hardware was lower in the 1998 period due to the type of hardware installed. As a percentage of maintenance revenues, the cost of maintenance was higher in the 1998 period as compared to the 1997 period due to the maintenance of a larger number of RIMS versions and language translations in the 1998 period as compared to the 1997 period. The cost of maintenance is expected to substantially decline as the Company's customers gain experience using RIMS.

      Amortization of Software Development Costs. Amortization of software development costs increased by approximately 48% to $263,829 in the three months ended November 30, 1998 as compared to $178,070 in the three months ended November 30, 1997. The increase was due to the commencement of amortization of capitalized software development costs for RIMS.2001 Version 3.5 and several language translation versions in the fourth quarter of fiscal 1998, during which time such versions were first available for sale. As a percentage of revenue, the amortization of software development costs was approximately 14% in the three months ended November 30, 1998 and 9% in the three months ended November 30, 1997.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately 76% to $1,121,990 in the three months ended November 30, 1998 as compared to $637,868 in the three months ended November 30, 1997. As a percentage of revenue, selling, general and administrative expenses increased to approximately 58% in the three months ended November 30, 1998 as compared to approximately 34% in the three months ended November 30, 1997. The increase in selling, general and administrative expenses was primarily due to additional salespersons and marketing personnel, additional salaries and related expenses incurred in connection with the establishment of two international offices, higher advertising costs, which included memberships to certain technology research groups, and increased commissions related to the significant sales of computer systems networks and office software. These increases, which primarily commenced in the latter half of fiscal 1998, further management's plan to build the infrastructure for the Company's anticipated future revenue growth.

      Interest Income and Other, net. Interest income decreased by $18,489 to $26,784 in the three months ended November 30, 1998 as compared to $45,273 in the three months ended November 30, 1997. The decrease is primarily due to the utilization of the proceeds from the Offering for software development, capital expenditures and working capital requirements.

      Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes is reflected at 40% and 42% of the loss before the provision (benefit) for income taxes in the three month periods ended November 30, 1998 and 1997, respectively. The decrease in the effective rate is due primarily to the effect of different states' income taxes in the respective periods.

Comparison of Six Months Ended November 30, 1998 and November 30, 1997

      Revenues. Total revenues increased by approximately 11% to $3,739,791 in the six months ended November 30, 1998 as compared to $3,355,814 in the six months ended November 30, 1997. Software license fees decreased by approximately 40% during the 1998 period as compared to the 1997 period primarily due to the decrease in the number of RIMS.2001 software licenses sold in the six months ended November 30, 1998 as compared to the six months ended November 30, 1997. In addition, the 1997 period included the sale of one significant international license. Services revenues increased by approximately 18% for the 1998 period as compared to the 1997 period, primarily due to a higher number of installations of large quantities of computer systems networks and office software in the six months ended November 30, 1998 as compared to the six months ended November 30, 1997. Hardware revenues increased by approximately 29% during the 1998 period as compared to the 1997 period, primarily due to several deliveries of computer systems network and office hardware to new customers in the 1998 period. Maintenance revenues increased approximately 25% for the 1998 period as compared to the 1997 period, primarily due to a larger number of maintenance contracts in operation in the 1998 period.

      Cost of Revenues. Total cost of revenues increased by approximately 1% to $2,490,931 in the six months ended November 30, 1998 as compared to $2,455,827 in the six months ended November 30, 1997. As a percentage of revenues, total cost of revenues decreased to approximately 67% in the six months ended November 30, 1998 as compared to approximately 73% in the six months ended November 30, 1997. As a percentage of license fee revenues, cost of license fees increased slightly in the 1998 period as compared to the 1997 period. The increase is primarily due to the mix of revenues. As a percentage of services revenues, the cost of services was significantly lower in the 1998 period as compared to the 1997 period primarily due to higher billable support services and the installations of large quantities of computer systems networks and office software which covered a larger portion of the cost of services in the 1998 period. Additionally, during fiscal 1998, the Company increased its infrastructure, including the hiring of additional personnel (project management, trainers and programmers) for the Company's anticipated future revenue growth. As a percentage of hardware revenues, the cost of hardware was lower in the 1998 period due to the type of hardware installed. As a percentage of maintenance revenues, the cost of maintenance was higher in the 1998 period as compared to the 1997 period due to the maintenance of a larger number of RIMS versions and language translations in the 1998 period as compared to the 1997 period. The cost of maintenance is expected to substantially decline as the Company's customers gain experience using RIMS.

      Amortization of Software Development Costs. Amortization of software development costs increased by approximately 44% to $527,658 in the six months ended November 30, 1998 as compared to $366,216 in the six months ended November 30, 1997. The increase was due to the commencement of amortization of capitalized software development costs for RIMS.2001 Version 3.5 and several language translation versions in the fourth quarter of fiscal 1998 and the amortization of RIMS Versions 3.4 and RIMS.Food in the second quarter of fiscal 1998, during which time such versions were first available for sale. As a percentage of revenue, the amortization of software development costs was approximately 14% in the six months ended November 30, 1998 and 11% in the six months ended November 30, 1997.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately 73% to $2,039,904 in the six months ended November 30, 1998 as compared to $1,181,312 in the six months ended November 30, 1997. As a percentage of revenue, selling, general and administrative expenses increased to approximately 55% in the six months ended November 30, 1998 as compared to approximately 35% in the six months ended November 30, 1997. The increase in selling, general and administrative expenses was primarily due to hiring additional salespersons and marketing personnel, salaries and related expenses incurred in connection with the establishment of two international offices, increases in advertising costs which included memberships to certain technology research groups and higher travel related to increased sales efforts. These increases, which commenced in the latter half of fiscal 1998, further management's plan to build the infrastructure for the Company's anticipated future revenue growth.

      Interest Income and Other, net. Interest income decreased by $58,358 to $53,010 in the six months ended November 30, 1998 as compared to $111,368 in the six months ended November 30, 1997. The decrease is primarily due to the utilization of the proceeds from the Offering for software development, capital expenditures and working capital requirements. The Company had no interest expense in the six months ended November 30, 1998 as compared to $17,187 in the six months ended November 30, 1997. The decrease is due to the repayment in July 1997 of the bank note payable with proceeds from the Offering.

      Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes is reflected at 40% and 42% of the loss before the provision (benefit) for income taxes in the six month periods ended November 30, 1998 and 1997, respectively. The decrease in the effective rate is due primarily to the effect of different states' income taxes in the respective periods. In addition, the provision (benefit) for income taxes for the six months ended November 30, 1997 included the one-time, non-cash provision for deferred income taxes in the amount of $1,433,302 as a result of the termination of the Company's S Corporation status upon the Company's initial public offering on June 26, 1997. This amount primarily relates to temporary differences for software development costs.

      Pro Forma Benefit for Income Taxes. The pro forma benefit for income taxes is reflected at 42% of the loss before the benefit for income taxes for the period preceding the Offering.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has a bank line of credit (the "Line of Credit"), which expires on September 30, 1999 and provides for borrowings of up to $2,000,000. Amounts outstanding under the Line of Credit are payable on demand and are collateralized by the assets of the Company. Borrowings bear interest at the prime rate (7.75% at January 13, 1999). Since the Offering, the Company had no borrowings under the Line of Credit. In the future, however, the Company may borrow against this or a subsequent line of credit. The amount available under the Line of Credit is reduced by a $150,000 standby letter of credit with the same bank, which is being utilized as collateral for a vendor and which expires on December 31, 1999.

      Net cash provided by operating activities was $385,976 in the six months ended November 30, 1998 and net cash used in operating activities was $673,147 in the six months ended November 30, 1997. Cash flows from operations increased in the 1998 period primarily due to decreased unbilled revenues and accounts receivable offset by a higher loss from operations.

      The Company capitalized $533,818 and $889,412 in the six months ended November 30, 1998 and 1997, respectively, for software development costs. The capitalized software development costs in process in the 1998 period included costs of adding, among other things, functionality to provide internet/intranet accessibility and Windows NT compatibility. The Company expended $16,241 and $116,420 in the six months ended November 30, 1998 and 1997, respectively, for purchases of property and equipment.

      As of November 30, 1998, the Company had $423,334 in cash and cash equivalents and working capital of $2,891,647 primarily as a result of the investment of approximately $1,711,469 in short-term investments in connection with the Company's initial public offering.

      Management believes that cash flow from operations, existing cash and cash equivalents and short-term investments and amounts available under the Line of Credit will be sufficient to meet the Company's currently anticipated working capital and software development requirements for the next twelve months. The Company's working capital needs for the next twelve months include approximately $1,000,000 for software development costs.

Year 2000 Readiness Disclosure

      The Company is in the process of investigating issues that could affect its operations regarding Year 2000 compliance issues. The Year 2000 compliance issues revolve around the fact that most computer systems do not recognize a year by its traditional four digit format. Instead, computer systems recognize the last two digits for a specified year.

      The Company has developed, and is in the process of implementing, a Year 2000 remediation plan, which relates to the upgrade and standardization for Year 2000 internal computer systems and equipment. The Company has completed its inventory and assessment phases of the plan and is in the process of remediating or replacing the non-compliant systems. Testing of all remediated systems should be fully completed by the middle of 1999. As results of this testing process become available over the next six months, the Company will make contingency plans where it deems necessary to become Year 2000 compliant.

      The Company relies on third parties for hardware, payroll and other services. The Company is in the process of reviewing its external interfaces of its critical business partners to determine their Year 2000 compliance status. Although the Company anticipates completing the Year 2000 testing phase and conversion activities of the external interfaces of its business partners by the middle of 1999, the inability of the Company's business partners to remedy Year 2000 issues could have a significant impact on the business, financial position and results of operations of the Company. The Company will make contingency plans for any entity it feels has not made satisfactory progress towards being Year 2000 compliant. Contingency plans may include securing alternate supply sources and taking other appropriate measures.

      The Company has analyzed its products to determine if there are any material issues associated with Year 2000 compliance. The Company's primary software, RIMS.2001, is Year 2000 compliant which means that it is not adversely affected by the century change. RIMS.2001 will function properly and as would be expected for all dates before and beyond the year 2000. The RIMS application uses a modern fourth generation software language (Progress) that supports Year 2000 and was designed with Year 2000 in mind. For customers with customized systems or systems that pre-date the Company's standard RIMS.2001 product line, the Company will make every effort to ensure that the maintained application operates properly with regard to the century transition. The Company will recover all costs associated with modifications for Year 2000 for customers with customized systems or systems that pre-date the standard RIMS.2001 product line.

      A Year 2000 project manager has been assigned to manage the computer system upgrades, and ensure compliance for all external interfaces. While the total cost to become Year 2000 compliant is not known at this time, management does not believe that such costs will have a material effect on the business, financial position and results of operations of the Company.

PART II. OTHER INFORMATION:

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1998 Annual Meeting of shareholders was held on November 4, 1998. At the meeting, the first matter acted upon by the shareholders was the election of five directors to the Board of Directors. As of September 16, 1998, the record date for the Annual Meeting, 3,467,984 shares of Common Stock were outstanding and eligible to vote. Of the 2,932,190 shares of Common Stock voted at the meeting, in person or by proxy, 2,898,740 were for the election and 33,450 withheld from voting for the election of the each of the five directors. The five directors include Irwin Balaban, Mark Behrman, Herbert Goldman, Barry
J. Gordon and Lawrence B. Klein.

The second matter acted upon by the shareholders was the approval and adoption of a proposal to amend the Company's 1997 Stock Option and Long-Term Incentive Compensation Plan to increase the number of shares of Common Stock that may be issued thereunder from 325,000 to 650,000. Of the 3,467,984 shares of Common Stock outstanding and eligible to vote, 2,010,951 were voted in favor of the proposal, 86,250 were voted against the proposal and 3,600 abstained from a vote on the proposal.

The third matter acted upon by the shareholders was the approval and adoption of a proposal to amend the Company's Restated Certificate of Incorporation to change the name of the Company from Robocom Systems Inc. to Robocom Systems International Inc. Of the 3,467,984 shares of Common Stock outstanding and eligible to vote, 2,915,490 were voted in favor of the proposal, 10,600 were voted against the proposal and 6,100 abstained from a vote on the proposal.

No other matters were brought before the meeting for a shareholder vote.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      Exhibit Number          Description
      --------------          -----------
          10.1                Letter Agreement, dated January 13, 1999, between
                              The Bank of New York and the Company
          27                  Financial Data Schedule

      (b) Reports on Form 8-K

      On November 17, 1998, the Company filed a Current Report on Form 8-K dated November 12, 1998 to report the change in the name of the Company from Robocom Systems Inc. to Robocom Systems International Inc.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Massapequa, New York, on January 13, 1999.

                        ROBOCOM SYSTEMS INTERNATIONAL INC.


                        By: /s/ Irwin Balaban
                            ----------------------------------------------------
                            Irwin Balaban
                            President and Chief Executive Officer


                        By: /s/ Elizabeth A. Burke
                            ----------------------------------------------------
                            Elizabeth A. Burke
                            Vice President - Finance and Chief Financial Officer

                                 Exhibit Index

Exhibit
Number                                   Description
-------                                  -----------

10.1 Letter Agreement, dated January 13, 1999, between The Bank of New York and the Company

27          Financial Data Schedule