Form 10QSB
period 1999-02-28
ROBOCOM SYSTEMS INC
filed 1999-04-14
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

   (Mark One)
      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended February 28, 1999

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ________________ to ________________.

                         Commission File Number 0-22735
                                                -------

                                  -----------

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
                ------------------------------------------------
                 (Name of small business issuer as specified in its
                                    charter)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of April 14, 1999, 3,467,984 shares the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one); Yes |_| No |X|

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                   FORM 10-QSB

                                      INDEX

PART I.   Financial Information

Item 1.   Financial Statements:                                         Page no.

          Balance Sheets - February 28, 1999 and  May 31, 1998 ..........    3

          Statements of Operations - Three months ended February 28,
          1999 and 1998 .................................................    4

          Statements of Operations - Nine months ended February 28,
          1999 and 1998 .................................................    5

          Statements of Cash Flows  - Nine months ended February 28,
          1999 and 1998 .................................................    6

          Notes to Financial Statements .................................    7

Item 2.   Management's Discussion and Analysis or Plan of Operation .....    9

PART II.  Other Information:

Item 6.   Exhibits and Reports on Form 8-K ..............................   14

Signatures ..............................................................   14

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                                   February 28, 1999   May 31, 1998
                                                                   -----------------   ------------
                                                                      (Unaudited)
Assets
Current assets:
     Cash and cash equivalents ...................................   $    201,987      $    384,034
     Short-term investments ......................................      1,429,893         1,914,852
     Accounts receivable, net ....................................      1,542,282         1,904,284
     Unbilled revenue ............................................        323,477           924,298
     Deferred taxes ..............................................        152,511           152,577
     Other current assets ........................................        266,702           142,086
                                                                     ------------      ------------
Total current assets .............................................      3,916,852         5,422,131

Property and equipment, net ......................................        328,775           389,127
Software development costs, net ..................................      4,464,526         4,407,862
Other assets .....................................................         16,993            17,922
                                                                     ------------      ------------
Total assets .....................................................   $  8,727,146      $ 10,237,042
                                                                     ============      ============

Liabilities and Shareholders' Equity Current liabilities:
     Accounts payable ............................................   $    196,207      $    187,954
     Accrued expenses ............................................        937,147           916,164
     Deferred revenue ............................................        362,078           227,549
                                                                     ------------      ------------
Total current liabilities ........................................      1,495,432         1,331,667
Noncurrent deferred tax liabilities ..............................        196,649           874,703
                                                                     ------------      ------------
Total liabilities ................................................      1,692,081         2,206,370
                                                                     ============      ============

Shareholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares authorized;
        none issued ..............................................             --                --
     Common stock, $.01 par value; 10,000,000 shares
       authorized; issued and outstanding: 3,467,984
       shares at February 28, 1999 and at May 31, 1998 ...........         34,680            34,680
     Additional paid-in capital ..................................     10,571,882        10,571,882
     Accumulated deficit .........................................     (3,467,934)       (2,415,403)
     Deferred compensation .......................................       (103,563)         (160,487)
                                                                     ------------      ------------
Total shareholders' equity .......................................      7,035,065         8,030,672
                                                                     ------------      ------------
Total liabilities and shareholders' equity .......................   $  8,727,146      $ 10,237,042
                                                                     ============      ============

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 Three Months Ended February 28,
                                                 -------------------------------
                                                        1999            1998
                                                 --------------   --------------
Revenues:
     Software license fees .....................    $   413,709     $   450,965
     Services ..................................        687,388         387,440
     Hardware ..................................        435,106         609,265
     Maintenance ...............................        320,634         255,842
                                                    -----------     -----------
     Total revenues ............................      1,856,837       1,703,512
                                                    -----------     -----------

Cost of revenues:
     Cost of license fees ......................        112,832          78,718
     Cost of services ..........................        346,906         657,095
     Cost of hardware ..........................        452,648         513,853
     Cost of maintenance .......................        295,041         219,514
                                                    -----------     -----------
     Total cost of revenues ....................      1,207,427       1,469,180
Amortization of software development costs .....        263,829         183,108
                                                    -----------     -----------
                                                      1,471,256       1,652,288
                                                    -----------     -----------
Gross margin ...................................        385,581          51,224

Selling, general and administrative expenses ...        867,283         733,938
                                                    -----------     -----------
                                                       (481,702)       (682,714)
Interest income and other, net .................         16,876          42,886
                                                    -----------     -----------
Loss before benefit for income taxes ...........       (464,826)       (639,828)
Benefit for income taxes .......................       (171,711)       (268,728)
                                                    -----------     -----------
Net loss .......................................    $  (293,115)    $  (371,100)
                                                    ===========     ===========

Net loss per basic and diluted share ...........    $     (0.08)    $     (0.11)
                                                    ===========     ===========

Weighted average shares outstanding ............      3,467,984       3,467,984
                                                    ===========     ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                  Nine Months Ended February 28,
                                                  ------------------------------
                                                         1999           1998
                                                  --------------    ------------
Revenues:
       Software license fees .....................   $   794,441    $ 1,085,478
       Services ..................................     2,145,477      1,622,743
       Hardware ..................................     1,703,067      1,590,567
       Maintenance ...............................       953,643        760,538
                                                     -----------    -----------
       Total revenues ............................     5,596,628      5,059,326
                                                     -----------    -----------

Cost of revenues:
       Cost of license fees ......................       207,989        233,134
       Cost of services ..........................     1,081,958      1,782,304
       Cost of hardware ..........................     1,484,885      1,467,854
       Cost of maintenance .......................       923,527        441,715
                                                     -----------    -----------
       Total cost of revenues ....................     3,698,359      3,925,007
Amortization of software development costs .......       791,487        549,324
                                                     -----------    -----------
                                                       4,489,846      4,474,331
                                                     -----------    -----------
Gross margin .....................................     1,106,782        584,995

Selling, general and administrative expenses .....     2,907,187      1,915,250
                                                     -----------    -----------
                                                      (1,800,405)    (1,330,255)
Interest income and other, net ...................        69,887        137,073
                                                     -----------    -----------
Loss before provision (benefit) for income taxes .    (1,730,518)    (1,193,182)
Provision (benefit) for income taxes .............      (677,987)     1,060,482
                                                     -----------    -----------
Net loss .........................................    (1,052,531)    (2,253,664)
Pro forma benefit for income taxes ...............            --       (128,317)
                                                     -----------    -----------
Pro forma net loss ...............................   $(1,052,531)   $(2,125,347)
                                                     ===========    ===========

Pro forma net loss per basic and diluted share ...   $     (0.30)   $     (0.64)
                                                     ===========    ===========

Weighted average shares outstanding ..............     3,467,984      3,330,621
                                                     ===========    ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                    Nine Months Ended February 28,
                                                                    ------------------------------
                                                                         1999            1998
                                                                    --------------  --------------
Operating activities
Net loss ........................................................   $ (1,052,531)   $ (2,253,664)
Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
       Depreciation .............................................         82,033          21,119
       (Benefit) provision for deferred income taxes ............       (677,988)      1,681,317
       Amortization of software development costs ...............        791,487         549,324
       Amortization of deferred compensation ....................         56,925          56,925
       Provision (credit) for bad debts .........................             --         (15,280)
       Changes in operating assets and liabilities:
       Accounts receivable ......................................        362,001        (274,490)
       Unbilled revenue .........................................        600,821        (257,585)
       Other current assets and other ...........................       (123,686)       (840,518)
       Accounts payable .........................................          8,253         (97,110)
       Accrued expenses .........................................         20,983          45,456
       Deferred revenue .........................................        134,529          74,341
                                                                    ------------    ------------
Net cash provided by (used in) operating activities .............        202,827      (1,310,165)
                                                                    ------------    ------------

Investing activities
Software development costs ......................................       (848,153)     (1,187,667)
Purchase of short-term investments ..............................    (10,061,380)     (9,039,612)
Redemption of short-term investments ............................     10,546,340       6,499,887
Capital expenditures ............................................        (21,681)       (196,461)
                                                                    ------------    ------------
Net cash used in investing activities ...........................       (384,874)     (3,923,853)
                                                                    ------------    ------------

Financing activities
Net payments of bank note payable ...............................             --      (1,300,000)
Net proceeds from sale of common stock ..........................             --       8,318,684
Distributions of S corporation retained earnings to S Corporation
   Shareholders .................................................             --      (1,600,000)
                                                                    ------------    ------------
Net cash provided by financing activities .......................             --       5,418,684
                                                                    ------------    ------------

(Decrease) increase in cash and cash equivalents ................       (182,047)        184,666
Cash and cash equivalents at beginning of period ................        384,034          49,065
                                                                    ------------    ------------
Cash and cash equivalents at end of period ......................   $    201,987    $    233,731
                                                                    ============    ============

Supplemental disclosures of cash flow information
Cash paid for income taxes ......................................   $     17,467    $         --
                                                                    ============    ============

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 1999
                                   (unaudited)

1. Background and Basis of Financial Statement Presentation

      The accompanying unaudited financial statements of Robocom Systems International Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's operations consist of the development and marketing of automated warehouse management systems and related software which is used by various commercial enterprises primarily located in the United States and Europe. The Company licenses and installs its proprietary software product RIMS.2001, which is an "off-the-shelf" inventory management system. The Company also provides related services, including modification, project management, training, implementation support, maintenance and the sale of hardware and third party software.

      Operating results for the nine month period ended February 28, 1999 are not necessarily indicative of the results that may be expected for the year ended May 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 1998.

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

3. New Accounting Pronouncements

      Beginning in fiscal 1999, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income", which requires disclosure of all components of comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The adoption of this pronouncement had no effect on the Company's financial statements.

      During fiscal year 1998, the Company adopted Statement of Position (SOP) 97-2, Software Revenue Recognition. SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions amends paragraphs 11 and 12 of SOP 97-2, to require recognition of revenue using

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 1999
                                   (unaudited)

the residual method under certain circumstances. SOP 98-9 also amends SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition, to the extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company will adopt this statement and such adoption is not expected to have a material effect on the Company's financial statements.

      The Company operates in one business segment which is development and marketing of automated warehouse management systems. In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," and requires that a public company report annual and interim financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended February 28, 1999 and February 28, 1998

            Revenues. Total revenues increased by approximately 9% to $1,856,837 in the three months ended February 28, 1999 as compared to $1,703,512 in the three months ended February 28, 1998. Software license fees decreased by approximately 8% during the 1999 period as compared to the 1998 period primarily due to the sale at a discount to an existing customer of four of ten sites sold in the 1999 period. In addition, the 1998 period included the sale of one significant multisite license that accounted for half of the software licenses sold. Services revenues increased by approximately 77% for the 1999 period as compared to the 1998 period, primarily due to higher revenues from modifications to standard RIMS software in the 1999 period. Hardware revenues decreased by approximately 29% during the 1999 period as compared to the 1998 period, primarily due to the smaller sale of RIMS related hardware to one customer in the 1999 period as compared to the large sales of RIMS related hardware to two customers in the 1998 period. Maintenance revenues increased approximately 25% for the 1999 period as compared to the 1998 period due to a larger number of maintenance contracts in operation in the 1999 period.

            Cost of Revenues. Total cost of revenues decreased by approximately 18% to $1,207,427 in the three months ended February 28, 1999 as compared to $1,469,180 in the three months ended February 28, 1998. As a percentage of revenues, total cost of revenues decreased to approximately 65% in the 1999 period as compared to approximately 86% in the 1998 period. As a percentage of license fee revenues, cost of license fees increased primarily due to higher fees incurred for third party software in the 1999 period as compared to the 1998 period. As a percentage of services revenues, the cost of services was significantly lower in the 1999 period as compared to the 1998 period primarily due to higher billable support services, higher services revenues for modifications, and the installations of large quantities of computer systems networks and office software accounted for a larger portion of the cost of services in the 1999 period. Additionally, during fiscal 1998, the Company increased its infrastructure, including the hiring of additional personnel (project management, trainers and programmers) to support the Company's anticipated future revenue growth. As a percentage of hardware revenues, the cost of hardware was higher in the 1999 period due to lower hardware revenues, which covered a smaller portion of the overhead associated with hardware in the 1999 period. As a percentage of maintenance revenues, the cost of maintenance was higher in the 1999 period as compared to the 1998 period due to the maintenance of a larger number of RIMS versions and language translations in the 1999 period as compared to the 1998 period. The cost of maintenance is expected to substantially decline as the Company's customers gain experience using RIMS.

            Amortization of Software Development Costs. Amortization of software development costs increased by approximately 44% to $263,829 in the three months ended February 28, 1999 as compared to $183,108 in the three months ended February 28, 1998. The increase was due to the commencement of amortization of capitalized software development costs for RIMS.2001 Version 3.5 and several language translation versions in the fourth quarter of fiscal 1998, during which time such versions were first available for sale. As a percentage of revenue, the amortization of software development costs was approximately 14% in the 1999 period and 11% in the 1998 period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

            Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately 18% to $867,283 in the three months ended February 28, 1999 as compared to $733,938 in the three months ended February 28, 1998. As a percentage of revenue, selling, general and administrative expenses increased to approximately 47% in the 1999 period as compared to approximately 43% in the 1998 period. This increase was primarily due to additional salaries and related expenses incurred in connection with the establishment of two international offices during the third quarter of fiscal 1998.

            Interest Income and Other, net. Interest income decreased by $26,010 to $16,876 in the three months ended February 28, 1999 as compared to the three months ended February 28, 1998. The decrease is primarily due to the utilization of the proceeds from the Offering for software development and working capital requirements.

            Benefit for Income Taxes. The benefit for income taxes is reflected at 37% and 42% of the loss before the benefit for income taxes in the three month periods ended February 28, 1999 and 1998, respectively. The decrease in the effective rate is due primarily to the effect of different states' income taxes in the respective periods and a valuation allowance of $48,000. The valuation allowance was provided because of uncertainty, based on the Company's historical operating results, with respect to realization of deferred tax assets.

Comparison of Nine Months Ended February 28, 1999 and February 28, 1998

            Revenues. Total revenues increased by approximately 11% to $5,596,628 in the nine months ended February 28, 1999 as compared to $5,059,326 in the nine months ended February 28, 1998. Software license fees decreased by approximately 27% during the 1999 period as compared to the 1998 period primarily due to significant domestic sales of multisite licenses to two customers and the sale of one significant international license in the 1998 period. Services revenues increased by approximately 32% for the 1999 period as compared to the 1998 period, primarily due to a higher number of installations of large quantities of computer systems networks and office software and higher revenues derived from modifications to standard RIMS software in the 1999 period as compared to the 1998 period. Hardware revenues increased by approximately 7% during the 1999 period as compared to the 1998 period, primarily due to several deliveries of computer systems network and office hardware to new customers offset by lower RIMS related hardware sales in the 1999 period. Maintenance revenues increased approximately 25% for the 1999 period as compared to the 1998 period, primarily due to a larger number of maintenance contracts in operation in the 1999 period.

            Cost of Revenues. Total cost of revenues decreased by approximately 6% to $3,698,359 in the nine months ended February 28, 1999 as compared to $3,925,007 in the nine months ended February 28, 1998. As a percentage of revenues, total cost of revenues decreased to approximately 66% in the 1999 period as compared to approximately 78% in the 1998 period. As a percentage of license fee revenues, cost of license fees increased due to higher fees incurred for third party software in the 1999 period as compared to the 1998 period. As a percentage of services revenues, the cost of services was significantly lower in the 1999 period as compared to the 1998 period primarily due to higher billable support services, higher services revenues for modifications and the installations of large quantities of computer systems networks and office software that covered a larger portion of the cost of services in the 1999 period. Additionally, during fiscal 1998, the Company increased its infrastructure, including the hiring of additional personnel (project management, trainers and programmers) for the Company's anticipated future revenue growth. As a percentage of hardware revenues, the cost of hardware was lower in the 1999 period due to higher hardware revenues, which covered a larger portion of the overhead associated with hardware in the 1999 period. As a percentage of maintenance revenues, the cost of maintenance was higher in the 1999 period as compared to the 1998 period due to the maintenance of a larger number of RIMS versions and language translations in the 1999 period as compared to the 1999 period. The cost of maintenance is expected to substantially decline as the Company's customers gain experience using RIMS.

            Amortization of Software Development Costs. Amortization of software development costs increased by approximately 44% to $791,487 in the nine months ended February 28, 1999 as compared to $549,324 in the nine months ended February 28, 1998. The increase was due to the commencement of amortization of capitalized software development costs for RIMS.2001 Version 3.5 and several language translation versions in the fourth quarter of fiscal 1998 and the amortization of RIMS Versions 3.4 and RIMS.Food in the second quarter of fiscal 1998, during which time such versions were first available for sale. As a percentage of revenue, the amortization of software development costs was approximately 14% in the 1999 period and 11% in the 1998 period.

            Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately 52% to $2,907,187 in the nine months ended February 28, 1999 as compared to $1,915,250 in the nine months ended February 28, 1998. As a percentage of revenue, selling, general and administrative expenses increased to approximately 52% in the 1999 period as compared to approximately 38% in the 1998 period. The increase in selling, general and administrative expenses was primarily due to hiring additional salespersons and marketing personnel and salaries and related expenses incurred in connection with the establishment of two international offices. These increases, which commenced in the latter half of fiscal 1998, further management's plan to build the infrastructure for the Company's anticipated future revenue growth.

            Interest Income and Other, net. Interest income decreased by $84,373 to $69,887 in the nine months ended February 28, 1999 as compared to $154,260 in the nine months ended February 28, 1998. The decrease is primarily due to the utilization of the proceeds from the Offering for software development, capital expenditures and working capital requirements. The Company had no interest expense in 1999 period as compared to $17,187 in the 1998 period. The decrease is due to the repayment in July 1998 of the bank note payable with proceeds from the Offering.

            Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes is reflected at 39% and 42% of the loss before the provision (benefit) for income taxes in the nine month periods ended February 28, 1999 and 1998, respectively. The decrease in the effective rate is due primarily to the effect of different states' income taxes in the respective periods and a valuation allowance of $48,000. The valuation allowance was provided because of uncertainty, based on the company's historical operating results, with respect to realization of deferred tax assets. In addition, the provision (benefit) for income taxes for the nine months ended February 28, 1998 included the one-time, non-cash provision for deferred income taxes in the amount of $1,433,302 as a result of the termination of the Company's S Corporation status upon the Company's initial public offering on June 26, 1997. This amount primarily relates to temporary differences for software development costs.

            Pro Forma Benefit for Income Taxes. The pro forma benefit for income taxes is reflected at 42% of the loss before the benefit for income taxes for the period preceding the Offering.

LIQUIDITY AND CAPITAL RESOURCES

            The Company has a bank line of credit (the "Line of Credit"), which expires on September 30, 1999 and provides for borrowings of up to $2,000,000. Amounts outstanding under the Line of Credit are payable on demand and are collateralized by the assets of the Company. Borrowings bear interest at the prime rate (7.75% at April 14, 1999). Since the Offering, the Company had no borrowings under the Line of Credit. In the future, however, the Company may borrow against this or a subsequent line of credit. The amount available under the Line of Credit is reduced by a $150,000 standby letter of credit with the same bank, which is being utilized as collateral for a vendor and which expires on December 31, 1999.

            Net cash provided by operating activities was $202,827 in the nine months ended February 28, 1999 and net cash used by operating activities was $1,310,165 in the nine months ended February 28, 1998. Cash flows from operations decreased in the 1999 period primarily due to decreased unbilled revenues and accounts receivable offset by a higher loss from operations.

            The Company capitalized $848,153 and $1,187,667 in the nine months ended February 28, 1999 and 1998, respectively, for software development costs. The capitalized software development costs in process in the 1999 period included costs of adding, among other things, functionality to provide internet/intranet accessibility and Windows NT compatibility. The Company expended $21,681 and $196,461 in the nine months ended February 28, 1999 and 1998, respectively, for purchases of property and equipment.

            As of February 28, 1999, the Company had $201,987 in cash and cash equivalents and working capital of $2,421,420 primarily as a result of the investment of approximately $1,400,000 in short-term investments in connection with the Company's initial public offering.

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

Year 2000 Readiness Disclosure

            The Company has, and continues to investigate, issues that could affect its operations regarding Year 2000 compliance issues. The Year 2000 compliance issues revolve around the fact that most computer systems do not recognize a year by its traditional four digit format. Instead, computer systems recognize the last two digits for a specified year.

            The Company has developed and implemented a Year 2000 remediation plan, which relates to the upgrade and standardization for Year 2000 internal computer systems and equipment. The Company has completed its inventory, assessment, and testing phases of the plan and has remediated or replaced the non-compliant systems.

            The Company relies on third parties for hardware, payroll and other services. The Company reviewed its external interfaces of its critical business partners to determine their Year 2000 compliance status. The Company anticipates that it's business partners will have completed the Year 2000 testing phase and conversion activities by the middle of 1999. The inability of the Company's business partners to remedy Year 2000 issues could have a significant impact on the business, financial position and results of operations of the Company. The Company will make contingency plans for any entity it feels has not made satisfactory progress towards being Year 2000 compliant. Contingency plans may include securing alternate supply sources and taking other appropriate measures.

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

            A Year 2000 project manager has been assigned to manage the computer system upgrades, and ensure compliance for all external interfaces. Costs incurred to date were approximately $70,000. Management does not believe that such costs will have a material effect on the business, financial position and results of operations of the Company.

PART II. OTHER INFORMATION:

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits
      Exhibit Number          Description
      --------------          -----------

          10.1 Employment Agreement between the Company and David Dinin dated March 29, 1999.

          10.2 Consulting Agreement between the Company and Irwin Balaban dated April 1, 1999.

          27                  Financial Data Schedule

      (b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the third quarter of fiscal 1999.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Massapequa, New York, on April 14, 1999.

                                  ROBOCOM SYSTEMS INTERNATIONAL INC.


                                  By: /s/ David Dinin
                                      -----------------------------------------
                                      David Dinin
                                      President and Chief Executive Officer


                                  By: /s Elizabeth A. Burke
                                      -----------------------------------------
                                      Elizabeth A. Burke
                                      Vice President - Finance and Chief
                                      Financial Officer

                                  Exhibit Index

Exhibit
Number                                Description
------                                -----------

10.1 Employment Agreement between the Company and David Dinin dated March 29, 1999.

10.2 Consulting Agreement between the Company and Irwin Balaban dated April 1, 1999.

27          Financial Data Schedule