Form 10KSB40
period 1999-05-31
ROBOCOM SYSTEMS INC
filed 1999-08-30
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 31, 1999

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________________ to ___________________.

                         Commission File Number 0-22735
                                                -------

                              --------------------

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

            New York                                   11-2617048
---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

 511 Ocean Avenue, Massapequa, New York                  11758
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number: (516) 795-5100
                           --------------

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure is contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year. $7,544,989

As of August 25, 1999, the issuer had outstanding 3,467,984 shares of its common stock.

As of August 25, 1999, the aggregate market value of the issuer's common stock held by non-affiliates was $4,768,478 (based upon the closing price of the issuer's common stock on The Nasdaq SmallCap Market on such date).

DOCUMENTS INCORPORATED BY REFERENCE

                                                         Part      Item

1.    Proxy Statement for the 1999 Annual Meeting
      of Stockholders to be held on October 29, 1999     III       9, 10, 11, 12

Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

                                     Part I

Item 1. Description of Business.

General

      Robocom Systems International Inc. (the "Company"), incorporated in 1982, develops, markets and supports advanced warehouse management software solutions that enable companies to realize significant cost savings by automating their warehouse operations. The Company's primary product, RIMS.2001, is a client-configurable software solution that enables a company's warehouse to respond to a customer order with greater accuracy and in a more timely manner, thereby turning the warehouse into a competitive advantage. RIMS.2001 operates in an open system environment and interfaces with an organization's existing information systems. In addition to providing RIMS.2001 software licenses, the Company provides installation, training, implementation support and maintenance services and resells related hardware.

Industry Background

      In recent years, a number of business trends have converged to change the historical relationships among retailers, manufacturers and suppliers, and distributors. Increasing globalization of the marketplace has resulted in greater geographic diversity of supply and production facilities and has increased competition as more suppliers are offering a greater range of product offerings at multiple price levels. In addition, a number of trends in retailing, including the emergence of virtual electronic commerce, shorter product life cycles, a significant increase in the number and variety of product offerings, and a more informed and price conscious consumer, have put increased pressure on retailers to reduce expenses to remain competitive. Consequently, distributors and retailers are seeking to reduce inventory management costs by selecting suppliers that can respond to "just-in-time" purchasing and "quick response" delivery techniques that enable the distributor or retailer to better match product inventory to actual customer demand. Retailers and other vendors also are increasingly demanding that their suppliers comply with standards for electronic commerce and very specific labeling requirements.

      As a result of these trends, manufacturers and suppliers are experiencing significant pressures to satisfy customer demands for improved product delivery and reduced delivery times. Historically, manufacturers have organized their businesses primarily to increase manufacturing efficiency and output. However, as major customers shift the burden of inventory management to the manufacturer or distributor, manufacturers and distributors have refocused their business process re-engineering efforts to evaluate the service and value provided to customers from existing operations and supply chains and are seeking alternatives for streamlining the supply, warehousing and distribution process. The need to satisfy customer demand for more effective and efficient order fulfillment has caused manufacturers and distributors to seek greater communication, understanding and control over the entire supply chain. This is necessary to minimize materials inventories, ensure the timing of deliveries from suppliers, reduce manufacturing cycle times, minimize finished goods inventories, maximize the efficiency of warehousing and transportation systems and provide superior response times to customers.

      Retailers, manufacturers and suppliers, and distributors are increasingly recognizing that significant cost savings can be achieved through warehouse computerization and automation. An effective warehouse management system will improve customer service and reduce costs by achieving the following objectives:

      o Improve Inventory Accuracy. The self-checking nature of an automated warehouse management system ensures inventory accuracy and eliminates the costly series of manual checks and backtracking that results when the inventory on the books and the physical inventory in a warehouse do not match. As a result of the poor accuracy in traditional printed paper-based warehouses, costly physical inventories need be taken to reconcile the system inventory to the actual inventory. The inherent accuracy and cycle counting features of a warehouse management system can eliminate the need for a physical inventory.

      o Reduce Errors. Receiving, stocking and picking errors are common in a manual paper-based warehouse. An automated warehouse management system is self-checking and ensures virtually 100% accuracy for every transaction.

      o Improve Space Utilization. A warehouse management system tracks all warehouse locations and can direct where each product can best be stored for maximum space utilization.

      o Increase Productivity. A warehouse management system maximizes the time operators spend adding value to the distribution process, filling orders and receiving goods. System direction minimizes search time and dispatches operators and pickers to the best task given the equipment and current location. A warehouse management system also gives the warehouse control of the workload and provides visibility into the entire range of tasks that need be performed within a given time period.

      o Improve Labor Management and Reporting. Paperwork in a warehouse for picking and stocking drastically hampers productivity. Paperless warehouse management system applications provide real-time information, reduce the possibility for data entry errors and information delays and improve productivity. In addition, a warehouse management system has vast reporting capabilities because every transaction is recorded. In paper-based warehouses, the only method available for tracking productivity and performance is a manual log that is time consuming to keep, susceptible to error and is only as good as the information each operator provides.

      o Support Electronic Commerce. Trading partners are increasingly expecting that systems they interface with will be able to support electronic commerce as well as specific labeling and packaging requirements. A warehouse management system can provide compliant labeling and the data required to support electronic commerce.

      o Integration. Manufacturers and suppliers require warehouse activities to be integrated with their manufacturing, transportation and accounting systems and those of their customers. Such levels of data processing and system integration require a capable, highly-integrated warehouse management system solution.

      The Company believes that the increasing need of manufacturers and distributors to satisfy customer demand for more effective and efficient order fulfillment will continue the trend of manufacturers and distributors to seek the benefits of a state-of-the-art warehouse management system. Additionally, electronic commerce provides the means for customers, vendors and suppliers to collaborate and share data to make the supply chain more efficient. The Company believes that its products are well positioned for the growth in the electronic commerce market.

Strategy

      The Company's objective is to continue to be a leading provider of warehouse management software solutions and services, be an integral part of the E-business/electronic commerce thrust and supply chain market and expand its presence worldwide. To achieve these objectives, the Company has adopted the following strategies:

      o Strategic Alliances. The Company intends to supplement its marketing efforts by aligning itself with complementary solutions providers and technology partners, such as with E-business providers and transportation providers, as well as supply chain management and enterprise resource management solutions. Strategic alliances also will assist the Company in keeping pace with technological developments within the marketplace. Through such alliances, the Company expects to gain greater exposure and acceptance of its products and services. See "-- Sales and Marketing."

      o New Product Development. The Company intends to continue to produce a quality warehouse management system product that meets client expectations in terms of functionality, flexibility, procurement cost, implementation cost and ongoing maintenance cost. The Company believes that RIMS.2001 meets these expectations and will continue to do so as the product evolves. The Company is committed to continuous product improvement through a software development program that is driven by industry focus groups and customer input. The Company intends to continue to utilize its industry, customer and supplier relationships to keep abreast of emerging standards, protocols and application programming interfaces as such trends are introduced and gain market acceptance. The Company believes that Internet-based applications will be the next significant technology change in the warehouse management system industry. The Company believes that a portable, open, world wide web-based, multi-tiered application architecture will supplant the traditional proprietary client/server technology currently employed by its competitors. See "-- Products, "-- Third Party Hardware Products," and "-- Product Development." In addition, the Company believes the incorporation of certain management decision aids will make the product more saleable.

      o Improve Vertical Market Concentration. By tailoring RIMS to support the unique size requirements of certain targeted vertical markets, the Company believes it will have a competitive advantage in selling to prospective clients regardless of size in the same industry. The Company believes that the expertise developed in each of these vertical markets also will further contribute to its standard RIMS product. See "-- Products."

      o International Expansion. The Company intends to establish itself in the international business market. In this regard, the Company has established formal relationships with distributors in Argentina, Australia, Belgium, Israel, Luxembourg, the Netherlands, New Zealand and the United Kingdom that are established systems integrators with large client bases in their respective regions. The Company has established international sales offices in the Netherlands and Australia. The Company intends to establish additional international relationships. See "-- Sales and Marketing."

      o Training, Implementation and Support. A key to the success of a warehouse management system supplier is its ability to provide the necessary services and expertise required to effectively implement a complex warehouse management system. The Company believes that the efficiency of its implementation process will allow the Company to increase sales to prospective clients seeking standard, configurable software solutions and enable the Company to increase its market share with respect to its competitors. The Company intends to continue to develop and improve its services organization and its innovative conference room pilot program to ensure a continued simple and efficient implementation process for its clients. See "-- Service and Maintenance" and "-- Sales and Marketing."

Products

      The Company's principal product, RIMS.2001, is a full-featured, state-of-the-art warehouse management solution. RIMS.2001 is a highly scaleable, highly configurable and flexible product with baseline functionality and features sufficient for most warehouse installations. The strength of RIMS.2001 is its adaptability to varied environments without modification. In the United States, RIMS.2001 is generally sold as an entire turnkey solution that provides the Company's clients with the software, services and hardware necessary for a comprehensive warehouse management system solution. Internationally, RIMS.2001 is generally sold to clients via distributors and implemented by distributors and/or implementers.

      The Company also markets pre-configured versions of RIMS.2001 that are specifically targeted to various vertical markets such as food distribution, medical and automotive. These pre-configured versions use the basic RIMS.2001 system as the core with additional industry-specific features and functions.

      As a standard, "off-the-shelf," highly-configurable software system, RIMS.2001 is designed to be deployed in approximately four months and to achieve measurable cost savings for clients. The efficiency of implementing the Company's software solutions results from the open systems architecture of RIMS.2001, which runs on various operating platforms (most notably Unix and NT), has a "Windows or screen" configurator and uses either Oracle or

Progress database management system software in addition to the Company's extensive experience in developing and installing warehouse management systems. The Company believes that its clients recognize cost savings throughout the warehousing and distribution processes as a result of increases in worker productivity, efficiencies in space utilization, increases in inventory accuracy due to lot number controls, product expiration date controls and product serialization controls, and the elimination of costly shipping errors through the use of bar code technology.

      RIMS.2001. RIMS.2001 is a responsive software application designed to manage an entire warehouse operation. As a user configurable solution, RIMS.2001 incorporates numerous warehousing practices and strategies as standard capability. RIMS.2001 is an open systems solution that is not restricted to any particular equipment or computer system. As such, the application software has been installed on numerous hardware platforms and database management systems. RIMS.2001 can interface with an organization's current materials handling equipment and is easily integrated with customer or third party purchasing, electronic data exchange, bar coding, accounting, manufacturing resource planning ("MRP") and enterprise resource planning ("ERP") applications. RIMS.2001 also utilizes radio frequency communications and bar coding to provide real-time management, validation and tracking of all warehouse activities. RIMS.2001 directs personnel and equipment and manages the inventory, space, labor and equipment in the warehouse in an efficient and cost effective manner.

      RIMS.2001 is a comprehensive application that manages the receiving, put away, outbound order processes, and general warehouse operations. With each warehouse process, RIMS.2001 provides a variety of tactical choices that can be user defined to a client's specific requirements and needs and that are designed to maximize efficiency. Major system functions include:

      o Internet and Intranet Ready. The product has been engineered using Internet and intranet compatible technologies and standards. Warehouse users and authorized trading partners can access warehouse data (e.g. shipment details or inventory levels) either in real-time local access, via the World Wide Web or via telnet remote access.

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

      o Putaway Process. The putaway process ensures that all inventory is stored in the most efficient location available based on pre-configured management strategies. The Company or the client will configure the system to implement the client's unique business demands, assigning locations based on the client's parameters with consideration given to product characteristics, product velocity, demand codes, delivery and shipping requirements, storage devices and cross-docking strategies.

      o Picking and Shipping. The RIMS.2001 outbound order process analyzes each order to determine the most efficient packing, loading and shipping procedures. The order processing function is configured to match each client's management strategies. The outbound order process includes, among other features, order selection, allocation, picking, loading and shipping.

      o Management. The general warehouse operations process manages the availability of space and the movement of warehouse personnel, inventory and material handling equipment through information shared by management and warehouse employees. The real-time information and product flexibility allows a client to test or implement different strategies to maximize productivity and efficiency. The system allows clients to combine multiple tasks into a single job assignment, such as grouping a put-away and picking assignment into one trip. RIMS.2001 facilitates cycle counting, automatic replenishment, product moves, inventory control and consolidation, labor tracking, system security, space utilization, vehicle management and rewarehousing.

      o Standard Interfaces. The Company has developed standard, certified interfaces to two leading ERP products: MFG/PRO (QAD) and R/3 (SAP). These interfaces are available "off the shelf" and will enable users of these ERP products to seamlessly benefit from RIMS warehouse management.

Service and Maintenance

      In addition to licensing of RIMS.2001, the Company provides its clients with a wide range of services which include:

      o     Computer software and hardware configuration services

      o     Operational process review and consultation

      o     Project management of the implementation

      o     Implementation support Configuration and User Training

      o     Customization

      o     Consulting

      o     Software and hardware maintenance services.

      The Company offers a structured program with a goal of total client satisfaction that typically lasts four to six months and begins with the development of joint business scenarios between the Company and its client. This program includes configuration of the software and hardware, configuration training, a prototype "pilot training" program, project management and implementation support services. These programs facilitate and integrate the skill of the Company into the client's processes and operations resulting in a modeling of the client's warehouse management operations. The outcome of this program is the early identification of client operating issues prior to client implementation. In addition, this program aids in the development of standard warehouse operating procedures for the client. The Configuration course explains basic RIMS.2001 terminology and methodology related to system configuration and setup. The Company provides management and installation of operating systems, hardware, networks, communication links and relational database management tools. Standard User training for RIMS.2001 includes a Supervisors course, which provides supervisory warehouse management training which is necessary to effectively control and monitor the warehouse facility; a Operators course, a hands-on training course for warehouse workers concentrating in the execution of RIMS.2001 related tasks. In addition curriculum have been added during the past year including a post implementation class and audit of client operational procedures after implementation. Customized courses are also made available on request. A Train-the-Trainer course provides information and materials to third-party trainers who will perform the future RIMS.2001 training.

      The Company offers turnkey maintenance services for the RIMS software, third party software and certain hardware components of the system under a separate maintenance agreement. Maintenance agreements are typically initiated at the time of implementation, are renewable annually, and entitle the client to telephone support, software upgrades, installation assistance and priority problem resolution, including software fixes. Maintenance fees are typically a percentage of the license fees (excluding hardware), with additional fees for extended hours. If elected by the client, maintenance support is offered 24-hours per day, seven days per week. In the event a client does not enter into a maintenance agreement with the Company, it would still be entitled to software fixes for reported problems during the first year of its system's installation pursuant to the one-year warranty provided to the Company's clients in the end user contract; however, to date, all RIMS clients have entered into a maintenance agreement with the Company after system implementation.

      In those cases in which the standard RIMS.2001 product cannot meet the clients needs, the Company can enter into contracts to perform certain modifications to the baseline product.

Third Party Hardware Products

      The Company's RIMS.2001 products use an open architecture that enables clients to use various operating systems, operate on multiple hardware platforms and inter-operate with many third party software applications and legacy systems. This open system capability enables clients to continue using their existing computer resources and to choose among a wide variety of existing and emerging computer hardware and peripheral technologies.

      In conjunction with domestic sales of RIMS.2001, the Company offers for resale a variety of hardware products developed by third parties, including computer hardware, radio frequency terminal networks, bar code printers and scanners, and other peripherals. In addition, the Company resells computer hardware and network devices in support of office client server systems. The Company resells all third-party products pursuant to agreements with the products' manufacturers or through distributor authorized reseller agreements pursuant to which the Company is entitled to purchase products at discount prices and to receive technical support in connection with product installations and subsequent product malfunctions. The RIMS.2001 hardware-related agreements generally permit the Company to resell the third-parties' products to any RIMS.2001 user in the United States. The Company anticipates that its foreign distributors or other third party vendors will sell any hardware or peripherals required in connection with the sale of RIMS.2001 outside of the United States.

Other Sales and Services

      In addition to RIMS, the Company designs, implements, installs and supports computer systems networks and office software on a limited basis primarily in the northeastern United States. Clients range from Fortune 100 companies with sophisticated fault-tolerant, inter-networking, high connectivity needs, to medium- and small-size companies requiring implementation and support of a workgroup local area network. The Company provides entire turnkey software solutions, consulting, systems analysis and custom training on almost any application to be run on a network. The Company is fully equipped to support most "off-the-shelf" software applications written for Novell, NT or UNIX, and offers its clients a full range of support services, ranging from the resolution of a specific application problem to a full software support contract encompassing any or all of its client applications. The Company is a single source provider due to its ability to (i) install hardware and application software for local area networks, (ii) configure, upgrade and maintain such systems, and (iii) provide training relating to such systems to its clients.

Clients

      The Company targets its marketing efforts primarily on manufacturers, distributors, retailers and wholesalers in the food processing, consumer products, petro chemical products, public utilities, pharmaceutical sectors, as well as other high-volume wholesalers.

      Client orders for the Company's RIMS.2001 products over the last three fiscal years have ranged from approximately $50,000 to over $1 million. Due to the size of most orders and the need for differing amounts of modification for each installation, the Company historically has obtained orders from a relatively small number of new clients each fiscal quarter. As a result, individual clients have often accounted for more than 10% of total revenues in a particular fiscal period. For the fiscal year ended May 31, 1997, the Company had two clients that accounted for approximately 21% and 13% of total revenues. For the fiscal year ended May 31, 1998 , none of the Company's clients accounted for more than 10% of total revenues. For the fiscal year ended May 31, 1999, the Company had one client that accounted for approximately 10% of total revenues. Because of the nature of the Company's business operations, the Company anticipates that the number of clients that account for more than 10% of total revenues for a fiscal period will vary from period to period depending on the status and timing of significant orders by a particular client or clients in any given fiscal period.

Sales and Marketing

      The Company currently markets its products and services primarily through a direct sales force in North America and directly and indirectly in other parts of the world. The Company conducts comprehensive marketing and sales programs that include strategic partner development, public relations, direct mail, advertising, seminars, trade shows and ongoing client communications programs. Sales and marketing personnel are located at the Company's headquarters in Massapequa, New York and in field offices located in Pennsylvania and Ohio. The Company expects to open two additional domestic sales and support offices in fiscal 2000. During the latter half of fiscal 1998, the Company opened two international sales and support offices in Amsterdam, Netherlands and Sydney, Australia. The mission of the international offices is to seek viable distributors in their region of operation and to technically support RIMS products.

      The Company obtains sales leads through partners, advertising, seminars, trade shows and relationships with industry consultants and other key players. A typical sales cycle begins with the generation of a sales lead or the receipt of a Request For Proposal ("RFP") from a prospective client or his representative. After qualification of the sales lead and analysis of the prospective client's requirements, a formal proposal in response to the RFP is prepared. The proposal generally describes how RIMS.2001 is expected to meet the RFP requirements and associated costs. Product demonstrations are often conducted at the prospective client's facilities using realistic data and scenarios. Site visits to other RIMS.2001 installations are also encouraged by the Company's sales staff. While the sales cycle varies substantially from opportunity to opportunity, it typically ranges from three to six months for a standard system and from six to 12 months for a system requiring substantial modification. The Company expects that the sales cycle for the standard RIMS.2001 system will be reduced to 90 to 120 days as the system becomes more widely known through increased advertising, including the Company's enhanced web site on the Internet.

      The Company often employs an innovative conference room pilot approach for potential new clients. The potential client is offered a fully-functioning RIMS.2001 system for configuration, evaluation and analysis. The client executes the RIMS.2001 application by working hands-on with a test machine in a controlled environment. The conference room pilot offers a unique opportunity to confront issues that a client might otherwise face in the actual operation of its warehouse, and to work with the Company to solve potential problems prior to full-scale system implementation. The Company believes this program is instrumental in establishing client confidence and promoting additional awareness of the broad functionality of the RIMS system. The conference room pilot also enables potential clients to define additional requirements for modification and provides mutual assurance to the Company and the client that any defined modifications are, in fact, needed. Fees for training and consultant services are charged to the potential client in connection with this program. At the conclusion of the pilot period, the client has the option to request a full refund of any license fees paid. To date, no client has requested a refund.

      In addition, the Company has developed a standardized, comprehensive and detailed implementation plan to guide new clients smoothly from contract signing to system startup. The Company's project managers utilize this methodology to ensure that projects are completed effectively and within budget. Depending on the experience level of the client and the ease of host integration, a first time client will be placed on a plan that ranges from 16 to 24 weeks after to contract signing. Subsequent sites can typically be implemented four to eight weeks apart.

      The Company intends to supplement its marketing efforts by aligning itself with complimentary solutions providers and technology partners. Strategic alliances also assist the Company in keeping pace with technological developments of the major software and hardware vendors and, in certain instances, provide the Company with product development services. The Company has entered into a strategic alliance with QAD, Inc., the developer of the MFG/PRO ERP system. This relationship includes co-marketing and technology-sharing arrangements, and provide the Company access to a very large existing client bases. Purchasers of the MFG/PRO ERP system may be linked to RIMS through an application program interface module that contains software of the Company as an integral component. In addition, the Company has entered into a Solutions Integrator Agreement with Symbol Technologies, Inc. as an authorized reseller of its products and licensed software.

      The Company has developed an interface to SAP AG's ("SAP") R/3 ERP system, which is SAP certified. The Company believes its SAP-certified interface will make its RIMS.2001 product significantly more attractive to SAP clients.

      The Company currently markets RIMS.2001 through resellers located in the Argentina, Australia, Belgium, Israel, Luxembourg, the Netherlands, New Zealand and the United Kingdom. The Company's resellers are established systems integrators with large client bases in their respective regions. The Company's agreements with such resellers are not exclusive. The Company intends to establish additional non-exclusive international resellers in Europe, Africa, the Middle East and Asia.

      For the fiscal years ended May 31, 1997, 1998 and 1999, approximately 3.0%, 9.8% and 10.3%, respectively, of the Company's revenues were generated outside the United States. The Company expects that international sales will significantly increase as it adds additional international resellers. There are a number of risks inherent in the Company's current and proposed international business activities. There can be no assurance that such factors will not have an adverse effect on the ability of the Company to increase revenues from future international sales and, consequently, on the Company's results of operations.

Product Development

      The Company seeks to offer an extensive, integrated product line that provides complete warehouse management functionality to warehouses worldwide. To effect this strategy, the Company intends to continue to introduce new modules, upgraded functionality and enhancements to existing products.

      The Company, through its development and support personnel, works closely with its clients and prospective clients to determine their requirements and to design enhancements and new products to meet client needs. Using input from the user community, the Company's steering committee will select suitable enhancements for inclusion in future releases of RIMS.2001. Product improvements are often initiated by client-funded modifications that can be incorporated into the standard package. Clients benefit by funding enhancements that improve the baseline product through lower maintenance costs and future ability to upgrade. All Company product development is performed by its employees. The Company's capitalized software development costs were $1,518,298, $1,562,463, and $1,309,213 in fiscal 1997, 1998 and 1999, respectively.

      The Company plans to undertake continuous product improvement to ensure competitiveness. New modules and features are constantly being added to the product. In May 1997, the Company released Version 3.4. In August 1997, the Company released the first pre-configured RIMS.2001 system for the food industry (RIMS.Food). In May 1998, the Company released Version 3.5, which features wave planning, standard conveyor/sortation interface and modules for picking production materials and bulk receiving. In April 1999, the Company released Version 4.0 which, based on Internet technology, enables authorized users to monitor and manage their warehouses and enables supply chain partners to access order and shipment status in real time, for the cost of an Internet connection. Version 4.0 provides Internet functionality with Microsoft Windows NT compatibility while maintaining compatibility with UNIX.

      The Company is continuing its software development efforts by designing enhancements to RIMS.2001 using Internet and intranet-based technology, including enhancements based on a combination of the Java language and HTML (hypertext markup language). By incorporating this technology into RIMS.2001, authorized users on the World Wide Web are able to access information in any RIMS.2001 World Wide Web-enabled server, utilizing standard World Wide Web browsers. For example, a RIMS.2001 client is able to permit its authorized users to access its RIMS.2001 data repository via the World Wide Web, which will reduce the burden on its client service department because the status of orders and the location of inventory for an order may be monitored directly by the authorized user (i.e., a retail client or plant manager). The Company's development of an Intranet-based application (Java and HTML) permits warehouse management and related activity (e.g. client service) to be performed entirely through World Wide Web browsers within the confines of the client organization. This architecture permits access to data from authorized users via a familiar browser interface. Protection of the client's data and restriction of unauthorized access are provided within the RIMS.2001 system. Scalability and ease of maintenance are additional benefits of this architecture. The first Internet- and intranet-based, Windows NT enabled RIMS.2001 Version was released in April 1999 as Version 4.0. Version 4.2, which provides additional Internet- and intranet-based capabilities, is expected to be available for sale in the second quarter of fiscal 2000.

      The Company intends to continue development of enhancements and to explore new opportunities as they relate to the acceleration of electronic commerce over the Internet. New products that extend the capabilities of a traditional warehouse management system, such as transportation management and sharing data with trading partners, are typical applications of this technology. In addition, the Company intends to continue to develop certified interfaces with complementary third-party products, including leading ERP products.

      There can be no assurance that the development of these product enhancements will be completed successfully or that they will include the features required to achieve market acceptance. The introduction of each new release of RIMS.2001 has resulted in enhancements of earlier releases as the new releases offer improved features and functionality over prior versions. At the present time, the Company to offers maintenance services for earlier releases of RIMS.2001, the obsolescence of earlier releases has not had and is not expected to have a material impact on the Company's results of operations or financial condition. Delays or difficulties associated with introductions of new features, modules and products could have a material adverse effect on the Company's business, results of operations or financial condition.

Competition

      The market for warehouse management and distribution software and related services is very competitive and is characterized by rapid changes in technology and user needs and the frequent introduction of new products and product enhancements. The Company's competitors and potential market entrants range from small, privately-held firms to large national and international organizations with more extensive technical staffs and technological resources, larger marketing and sales organizations, and greater financial resources than the Company. The Company also competes with software applications developed by the internal management information system departments of its potential clients. The Company, however, believes that potential clients increasingly will purchase software applications from outside vendors, including the Company, due to high development costs, poor support, the lack of comparable functionality, inconsistent or delayed development schedules and lack of programming talent within most organizations.

      The Company believes that historically the market for warehouse management and distribution software could be characterized by the size of the client or the complexity of the client's warehouse handling environment. Competitors in the high end of the market offered turnkey systems that typically integrated all aspects of software, hardware and services related to the warehouse management system, including electronic commerce functionality, real-time labor management functionality, labor planning, tracking and management functionality, integrated host system communications, modular software development, material handling device control, automated storage equipment control, inbound/outbound traffic management, and full receiving, putaway/storage, order processing, picking, shipping, inventory control and management reporting functionality. Middle market competitors differ from high end competitors primarily by offering systems with limited hardware flexibility, little or no management, labor and storage reporting, little or no radio frequency functionality and reduced hardware and software costs. Middle market systems generally provide excellent tracking and control, but do not actively help to manage the warehouse operation. At the lower end of the market, competitors tend to specialize in a specific aspect of warehouse functionality, such as receipts tracking, warehouse data collection tasks or carousel control, and have smaller technical and development staffs.

      The Company believes that, unlike most of its competitors, it can compete effectively in both the high end and middle segments of the market due to the scaleability, flexibility, configurability, functionality and price of RIMS.2001. Consequently, the Company is implementing a product family to address the high end, the middle and the middle-to-low end market segments. The Company has a large number of competitors in these markets and believes that its primary competitors in these markets are McHugh Freeman and Associates, Manhattan Associates and Catalyst International, Inc., each of which provides complete warehouse management and distribution software. In addition, certain well-known computer manufacturers and software developers, such as SAP AG, J.D. Edwards & Co., BAAN Company N.V. and PeopleSoft, Inc., offer integrated manufacturing or accounting software packages that include a warehouse management component. Many of the Company's competitors have greater name recognition, more extensive engineering, management and marketing capabilities and significantly greater financial, technological and personnel resources than the Company.

      Over the last few years, as software developers began to develop software for more than one client in the same industry, the market for warehouse management systems has increasingly been characterized by the industry in which the client competes. By easily tailoring RIMS.2001 to support the unique features of certain targeted markets, the Company believes it will have a competitive advantage in selling prospective clients in the same industry in which similar functionality and implementation issues arise. The Company has identified the food distribution, medical and automotive industries as its target markets.

      The Company believes that the competitive factors affecting its markets include features such as compatibility with electronic commerce, openness, scalability, ability to integrate with third party products, functionality, adaptability, ease of use, product reputation, quality, performance, price, client service and support, effectiveness of sales and marketing efforts and company reputation. Although the Company believes that it currently competes favorably on most factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with greater financial, market presence, product functionality and/or other resources than the Company.

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

      The Company sells its products to its clients under a non-transferable perpetual license. The Company generally licenses its products solely for the clients' internal operations and only at designated sites. The Company also makes available multi-site licenses. Multi-site licenses are discounted from the first license fee for the second site and beyond. Licensing of RIMS.2001 is based on the number of concurrent users. International license fees may be slightly higher or lower depending on the region.

      The Company does not provide source code to the client under its licenses. The Company believes that providing source code increases the likelihood of misappropriation or other misuse of the Company's intellectual property. The Company has, however, entered into source code escrow agreements with certain clients whereby, under certain circumstances, source code is made available to a client. This is a common practice in the software industry. Under the terms of the Company's license agreements, the Company generally owns all modifications to its software that are implemented for a client.

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

Employees

      As of August 25, 1999, the Company had 50 employees, of which eight were employees primarily in management and administration, 17 in product development, six in software services, six in client support, and 13 in sales and marketing. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company considers its relations with its employees to be satisfactory.

Item 2. Description of Property.

      The Company's headquarters are located in Massapequa, New York in approximately 10,000 square feet of office space that is leased from Robocom Properties, Inc., a corporation of which the principal shareholders are currently officers or directors of the Company. See "Item 12. Certain Relationships and Related Transactions". The annual rental on the corporate headquarters is $168,000 (excluding operating expenses, insurance, property taxes and assessments), subject to increases based upon fluctuations in the prime rate, as published in the Wall Street Journal. The lease expires on December 31, 2010. The Company also leases approximately 1,775 square feet of office space adjacent to this facility from an unrelated lessor. The lease on this additional space expires on February 28, 2001 and has an annual rental rate of $35,402 (excluding operating expenses and insurance).

      The Company also leases approximately 2,000 square feet in Teaneck, New Jersey. The lease expires on January 1, 2002 and may be extended by the Company for an additional five-year period. The lease has an annual rental rate of $33,297 (excluding operating expenses and insurance).

      The Company also leases approximately 1,300 square feet in Hoofddorp in the Netherlands. The lease expires on April 30, 2003 and may be extended by the Company for an additional five-year period. The Company is able to cancel the lease on May 1, 2001 if notice is provided prior to May 1, 2000. The lease has an annual rental rate of approximately $10,000 (excluding operating expenses and insurance).

      In addition, the Company has short-term leases for its salespeople in the United States and Australia.

      The Company believes that its existing facilities are sufficient for its current operations.

Item 3. Legal Proceedings.

      The Company is not a party to any material legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                     Part II

Item 5. Market for Common Equity and Related Shareholder Matters.

      The Company's Common Stock has been listed on The Nasdaq SmallCap Market under the symbol RIMS since January 25, 1999. From June 26, 1997, the date of the initial public offering of the Common Stock, to January 25, 1999, the Common stock had been listed on The Nasdaq Stock Market. The following table represents the high and low price information for the Company's Common Stock for each quarterly period in fiscal 1999 and fiscal 1998 since the initial public offering.

                                         Fiscal 1999             Fiscal 1998
                                         -----------             -----------
                                       High        Low         High        Low
                                       ----        ---         ----        ---
Quarter ended August 31               $4.500      $2.750      $7.719      $6.875
Quarter ended November 30              3.000       0.625       8.500       7.000
Quarter ended February 28              2.250       1.000       8.000       5.250
Quarter ended May 31                   3.000       1.313       6.375       3.750

      Prices listed above are determined by the over-the-counter market and therefore do not reflect broker's fees or commissions.

      As of August 25, 1999, there were 3,467,984 shares of the Company's Common Stock outstanding held by approximately 26 shareholders of record.

      The Company does not currently pay dividends on its Common Stock. It is management's intention not to declare or pay dividends on the Common Stock, but to retain earnings, if any, for the operation and expansion of the Company's business.

      On June 26, 1997, the Securities and Exchange Commission declared the Company's registration statement on Form SB-2, as amended (File No. 333-27587), effective, and the offering commenced on that date. Such registration statement registered the sale at an offering price of $6.50 per share of 1,500,000 shares of Common Stock by the Company and the sale, pursuant to over-allotment options granted to the underwriters, of up to an additional 225,000 shares of Common Stock by the Company for an aggregate of 1,725,000 shares of Common Stock registered at an aggregate offering price of $11,212,500. BlueStone Capital Partners LLP was the managing underwriter of the offering, and Oscar Gruss & Son Incorporated and Coleman and Company Securities, Inc. were co-managing underwriters (collectively, the "Representatives"). The Company also registered under the registration statement 150,000 warrants to purchase up to an aggregate of 150,000 shares of Common Stock at $7.80 per share (120% of the public offering price per share) granted to the Representatives. On June 26, 1997, 1,500,000 shares of Common Stock were sold at the offering price of $6.50 per share for an aggregate of $9,750,000. In addition, the Company received $.001 per warrant, for aggregate net proceeds of $150, in consideration of the warrants granted to the Representatives. The over-allotment option was not exercised and expired on August 8, 1997. Total expenses incurred through May 31, 1998 were approximately $1,590,000, consisting of $780,000 of underwriting discounts and commissions, $173,000 for the reimbursement of expenses to underwriters and actual expenses of approximately $637,000 of legal, accounting and other expenses. Of the $8,160,000 of net proceeds to the Company from the offering, $1,550,000 has been applied to the repayment of indebtedness, $1,600,000 has been distributed to the S Corporation shareholders, $2,871,000 has been utilized for software development costs, $374,000 has been utilized for capital expenditures, which include computers, automobiles and furniture, and $1,765,000 has been utilized for working capital purposes, including the establishment of domestic and international sales offices, negotiation with international distributors and planned increases in personnel to build the infrastructure for the Company's anticipated future revenue growth. Three principal shareholders individually own more than 10% of the Company (both before and after the offering).

Item 6. Management's Discussion and Analysis or Plan of Operation.

      Certain statements in this Report and in the documents incorporated by reference herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; industry trends; changes in demand for the Company's product; uncertainties relating to client plans and commitments and the timing of orders received from clients; announcements or changes in pricing policies by the Company or its competitors; unanticipated delays in the development, market acceptance or installation of the Company's products; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; governmental export and import policies; global trade policies; and worldwide political stability and economic growth. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Overview

      The Company's principal activities include marketing and support of comprehensive warehouse management software systems. In addition to its core business, the Company also provides, to a limited extent, system integration services in support of office client server systems. The Company licenses its RIMS warehouse management systems and, in connection with its other system integration services, certain third-party software products; it provides related services (including customization and modification, project management, training and implementation) and maintenance support; and it sells related third-party hardware products. Prior to fiscal 1997, the Company's revenues were principally derived from highly-customized RIMS warehouse systems and adaptations that required substantial modifications to meet the functionality required by clients. Over the past two fiscal years, the Company's has replaced virtually all of the customized revenues with revenues from the sale of the Company's standard RIMS.2001 warehouse management software system. In addition, since the Company's introduction of the standard RIMS.2001 product in fiscal 1995, the rate of RIMS.2001 installations has increased from a total of five installations in the fiscal year ended May 31, 1996 to 25 installations in the fiscal year ended May 31, 1999. The Company expects RIMS.2001 and related revenues to continue to account for a substantial portion of the Company's revenue for the foreseeable future. As a result, the Company's future operating results are significantly dependent upon continued market acceptance of RIMS.2001 and enhancements thereto. In addition, since a substantial portion of the Company's revenues in any fiscal period are derived from relatively few sales of RIMS.2001, both the number of new sales of RIMS.2001 and the timing of orders for, and installations of, new systems in any fiscal period, has caused and is expected to continue to cause, significant fluctuations in revenue from period to period.

      The Company's revenues are derived from software license fees, fees for services, sales of hardware and maintenance fees. Software license fees include revenue from the licensing of the Company's proprietary RIMS.2001 software and revenue from the sublicensing of certain third-party software. Software license fee revenue is recorded when the software has been delivered, the license agreement with the client has been executed and collection of the resulting receivable is deemed probable. Service revenues are derived from project management, customization and modification of licensed software, training, on-site support and implementation services. Service revenues are recorded when the service is performed. Hardware revenues are derived from the Company's resale of a variety of third-party hardware products on behalf of other manufacturers, including computer hardware, radio frequency equipment, bar code printers and other peripherals. Such revenues are recognized when the title to such hardware passes to the client. Clients typically enter into one-year maintenance agreements with the Company upon the completion of the software utilization and pay maintenance fees annually or monthly in advance. The Company recognizes revenue from each maintenance agreement ratably over the period covered by the agreement, but is only required to perform maintenance services as and when they are requested by the client. Historically, all of the Company's RIMS.2001 clients have entered into, and substantially all of the Company's RIMS.2001 clients have renewed, maintenance agreements with the Company.

      The Company's total revenues in any period are becoming less dependent upon a relatively small number of large sales. Revenues from the Company's five largest clients in each of fiscal 1997, 1998 and 1999 accounted for approximately 50%, 34% and 33% of total revenues, respectively. The Company expects that this declining trend will continue as the Company further penetrates the market with its RIMS.2001 products.

      Costs of revenues represents the cost of software modification, system implementation and other services, hardware and maintenance support. Costs of services and costs of maintenance consist primarily of labor costs for client support, including personnel costs, and costs relating to subcontracted services and overhead. Typically, costs of maintenance associated with the Company's standard maintenance contract decrease over the life of the maintenance contract. The number of programmers and service and support personnel employed by the Company was 34, 43 and 29 at May 31, 1997, 1998 and 1999, respectively. Programmers also function as engineers in the development of software, as described below. Cost of hardware consists primarily of the cost of hardware sold by the Company on behalf of other manufacturers.

      Amortization of software development costs consists of the amortization of costs of engineering personnel and related development expenses, such as the development of software tools and documentation, capitalized starting at the point technological feasibility is demonstrated. The Company believes that a significant level of investment in software development is essential to achieve and maintain a market leadership position. The Company capitalized $1,518,298, $1,562,463 and $1,309,213 in fiscal 1997, 1998 and 1999, respectively, for software development costs. Research and developments costs for these periods were not significant. The Company employed 18, 24 and 17 software development employees at May 31, 1997, 1998 and 1999, respectively, some of which also functioned as programmers for the installation or modification of the Company's software. Amortization of software development costs has increased primarily due to the commencement of amortization of capitalized software development costs for RIMS.2001 Version 3.4 in August 1997, RIMS.Food in August 1997, Version 3.5 in May 1998, and Version 4.0 in April 1999, the month in which such versions were first available for sale. RIMS.2001 has been technologically feasible since 1992 and salable since the beginning of fiscal 1995. The Company's past, current and planned product development efforts are directed at enhancing and improving RIMS.2001. Version 3.5, features wave planning, standard conveyor/sortation interface and modules for picking production materials and bulk receiving. Version 4.0, based on Internet technology, enables authorized users to monitor and manage their warehouses and enables supply chain partners to access order and shipment status in real time, for the cost of an Internet connection. Version 4.0 provides Internet functionality with Microsoft Windows NT compatibility while maintaining compatibility with UNIX. Version 4.2, which provides additional Internet- and intranet-based capabilities, is expected to be available for sale in the second quarter of fiscal 2000. The Company anticipates that the dollar amount of the costs capitalized will decrease in the latter half of fiscal 2000. However, amortization of software development expenses will increase as new RIMS.2001 releases become available for sale. As a percentage of total revenue, however, the Company anticipates that amortization of software development expenses will decrease as revenues increase.

      Selling, general and administrative expenses consist primarily of salaries for sales, marketing, administrative, executive and financial personnel, commissions paid to sales personnel and travel and promotional expenses. The sales and marketing, general and administrative staff consisted of 17, 24 and 21 employees at May 31, 1997, 1998 and 1999, respectively. The Company believes that its selling, general and administrative expenses will increase marginally in fiscal 2000. The Company anticipates that such expense will decrease as a percentage of total revenues as revenues increase.

Results of Operations:

      The following table sets forth, for the periods indicated, certain statement of operations data:

                                 (In thousands)

                                                          Year ended May 31,
                                                   ---------------------------------
                                                     1997        1998          1999
                                                     ----        ----          ----
Revenue:
  Software license  fees ....................      $ 1,241     $ 1,670       $ 1,166
  Services ..................................        2,741       2,266         2,802
  Hardware ..................................        2,352       2,560         2,301
  Maintenance ...............................        1,179       1,048         1,276
                                                   -------     -------       -------
  Total revenues ............................        7,513       7,544         7,545
                                                   -------     -------       -------

Cost of revenue:
  Cost of license fees ......................          193         389           280
  Cost of services ..........................        1,280       2,163         1,511
  Cost of hardware ..........................        1,842       2,491         1,924
  Cost of maintenance .......................          707         709         1,193
                                                   -------     -------       -------
  Total cost of revenues ....................        4,022       5,752         4,908
                                                   -------     -------       -------

Amortization of software
  development  costs ........................          441         730         1,085
                                                   -------     -------       -------
Gross margin ................................        3,050       1,062         1,552
Selling, general & administrative
  expenses ..................................        1,199       3,234         3,799
                                                   -------     -------       -------
Income (loss) from operations ...............        1,851      (2,172)       (2,247)
Interest expense (income), net ..............           34        (173)          (85)
                                                   -------     -------       -------
Income (loss) before income taxes ...........        1,817      (1,999)       (2,162)
Provision (benefit) for income taxes ........           --         722          (678)
Proforma provision (benefit) for income taxes          763        (128)           --
                                                   -------     -------       -------
Net income (loss) ...........................      $ 1,054     $(2,593)      $(1,484)
                                                   =======     =======       =======

Comparison of Fiscal Years Ended May 31, 1998 and May 31, 1999

      Revenue. Total revenue remained relatively constant from $7,543,798 in the year ended May 31, 1998 to $7,544,989 in the year ended May 31, 1999. Software license fees decreased by approximately 30% in fiscal 1999 as compared to fiscal 1998 due to lower domestic sales which, in part, were due to domestic sales of multisite licenses at a discount to existing clients during fiscal 1999. Services revenues increased by approximately 24% in fiscal 1999 as compared to fiscal 1998, primarily due to higher revenues from training, installation and other services for sites sold in the latter half of fiscal 1998 and offset, in part, by a lower number of installations of computer system networks and office software in fiscal 1999. Hardware revenues decreased by approximately 10% in fiscal 1999 as compared to fiscal 1998, primarily due to decreased sales of RIMS-related hardware in connection with system installations. Maintenance revenues increased by approximately 22% in fiscal 1999 as compared to fiscal 1998, due primarily to the larger number of maintenance contracts in fiscal 1999 as compared to fiscal 1998.

      Cost of Revenues. Total cost of revenues decreased by approximately 15% from $5,751,847 in fiscal 1998 to $4,907,471 in fiscal 1999. As a percentage of revenue, total cost of revenues decreased from approximately 76% in fiscal 1998 to approximately 65% in fiscal 1999. As a percentage of license fee revenues, cost of license fees increased slightly to approximately 24% in fiscal 1999 as compared to approximately 23% in fiscal 1998. The increase is due to higher fees for third party software in fiscal 1999 as compared to fiscal 1998. As a percentage of services revenues, the cost of services was significantly lower in fiscal 1999 as compared to fiscal 1998 primarily due to higher billable support services and slightly higher services revenues for modifications. Additionally, during the fiscal 1998 period, the Company increased its infrastructure, including the hiring of additional personnel for the Company's anticipated future revenue growth. As a percentage of hardware revenues, the cost of hardware was lower in fiscal 1999 due to decreased sales of the lower-cost RIMS related hardware. As a percentage of maintenance revenues, the cost of maintenance was significantly higher in fiscal 1999 period due to the maintenance of a larger number of RIMS versions and language translations. The cost of maintenance is expected to substantially decline as the Company's clients gain experience using RIMS.

      Amortization of Software Development Costs. Amortization of software development costs increased by approximately 49% from $729,943 in fiscal 1998 to $1,084,867 in fiscal 1999. The increase was due to the commencement of amortization of capitalized software development costs for RIMS.2001 Version 3.5 and several language translations in May 1998 and Version 4.0 in April 1999, the month in which such versions were first available for sale. As a percentage of revenue, the amortization of software development costs were approximately 10% in fiscal 1998 and approximately 14% in fiscal 1999.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately 18% from $3,233,605 in fiscal 1998 to $3,799,846 in fiscal 1999. As a percentage of revenue, selling, general and administrative expenses increased from approximately 43% in fiscal 1998 to approximately 50% for the 1999 period. The increase in selling, general and administrative expenses was primarily due to a full year of expenses associated with the international offices.

      Interest Expense (Income), net. Interest income decreased by $104,635 to $85,352 in fiscal 1999 as compared to $189,987 in fiscal 1998. The decrease is primarily due to the utilization of the proceeds from the Company's initial public offering of 1,500,000 shares of common stock for sale to the public on June 26, 1997 (the "Offering") for software development and working capital requirements. The Company had no interest expense in fiscal 1999 as compared to $17,180 in fiscal 1998. The decrease was due to the repayment in July 1997 of the bank note payable with proceeds from the Offering.

      Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes for fiscal 1999 consisted of a tax benefit reflected at 40% of the loss before the provision for income taxes for the periods subsequent to the Offering, limited to the net deferred tax credits. A valuation allowance of $221,442 was provided because of uncertainty, based on the Company's historical operating results, with respect to realization of deferred tax assets.

Comparison of Fiscal Years Ended May 31, 1997 and May 31, 1998

      Revenue. Total revenue remained relatively consistent from $7,513,490 in the year ended May 31, 1997 to $7,543,798 in the year ended May 31, 1998. Software license fees increased by approximately 35% in fiscal 1998 as compared to fiscal 1997 primarily due to the increase in RIMS.2001 software licenses from 17 during fiscal 1997 to 29 during fiscal 1998. Services revenues decreased by approximately 17% in fiscal 1998 as compared to fiscal 1997, primarily due to the decreasing level of services relating to the installation of highly-configured, pre-RIMS.2001 systems originally contracted for prior to fiscal 1996. Hardware revenues increased by approximately 9% in fiscal 1998 as compared to fiscal 1997, primarily due to increased sales of hardware by the Company in connection with its system installations. Maintenance revenues decreased by approximately 11% in fiscal 1998 as compared to fiscal 1997, due primarily to the larger number of maintenance contracts in operation during such period offset by the expiration of a significant pre-RIMS.2001 maintenance contract in the third quarter of fiscal 1997. Without the expired pre-RIMS.2001 maintenance contract revenues in the fiscal 1997 period, maintenance revenues increased by approximately 5% in fiscal 1998 as compared to fiscal 1997.

      Cost of Revenues. Total cost of revenues increased by approximately 43% from $4,021,883 in fiscal 1997 to $5,751,847 in fiscal 1998. As a percentage of revenue, total cost of revenues increased from approximately 54% in fiscal 1997 to approximately 76% in fiscal 1998. As a percentage of license fee revenues, cost of license fees increased to approximately 23% in fiscal 1998 as compared to approximately 16% in fiscal 1997. The increase was due to distributor fees related to certain international sales of software licenses, which began in the 1998 period, and higher fees for third party software in fiscal 1998 as compared to fiscal 1997. As a percentage of services revenues, the cost of services was significantly higher in fiscal 1998 as compared to fiscal 1997 primarily due to higher salaries and related overhead and the hiring of additional personnel, including project management, trainers and programmers, and, to a lesser extent, to costs for training incurred for the Company's international distributors. These increases furthered management's plan to build the infrastructure for the Company's anticipated future revenue growth. As a percentage of hardware revenues, the cost of hardware was higher in fiscal 1998 due to the type of hardware installed, which primarily consisted of computer systems networks that has significantly lower margins as compared to warehouse management system hardware. As a percentage of maintenance revenues, the cost of maintenance was significantly lower in fiscal 1998 period due to a lower level of required maintenance as compared to fiscal 1997 and the expiration in fiscal 1997 of a pre-RIMS.2001 maintenance contract which incurred higher maintenance costs.

      Amortization of Software Development Costs. Amortization of software development costs increased by approximately 65% from $441,291 in fiscal 1997 to $729,943 in fiscal 1998. The increase was due to the commencement of amortization of capitalized software development costs for RIMS.2001 Version 3.4 in August 1997, RIMS.Food in August 1997 and Version 3.5 in May 1998, the month in which such versions were first available for sale. As a percentage of revenue, the amortization of software development costs were approximately 6% in fiscal 1997 and approximately 10% in fiscal 1998.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately 170% from $1,199,515 in fiscal 1997 to $3,233,605 in fiscal 1998. As a percentage of revenue, selling, general and administrative expenses increased from approximately 16% in fiscal 1997 to approximately 43% for the 1998 period. The increase in selling, general and administrative expenses was primarily due to hiring additional salespersons and marketing personnel, salaries and related expenses incurred for the opening of two international offices, and increases in advertising costs and travel expenses incurred in connection with the establishment of domestic and international sales and support offices. These increases furthered management's plan to build the infrastructure for the Company's anticipated future revenue growth. In addition, the Company established a $200,000 reserve for doubtful accounts primarily relating to its one of its clients.

      Interest Expense (Income), net. Interest income increased by $166,735 to $189,987 in fiscal 1998 as compared to $23,252 in fiscal 1997. The increase is primarily due to the investment of the proceeds from Offering. Interest expense decreased to $17,180 in fiscal 1998 as compared to $57,473 in fiscal 1997. The decrease is due to the repayment in July 1997 of the bank note payable with proceeds from the Offering.

      Pro Forma Provision (Benefit) for Income Taxes. The pro forma provision (benefit) for income taxes is reflected at 42% of the income (loss) before the provision (benefit) for income taxes for the periods preceding the Offering.

      Provision for Income Taxes. The provision for income taxes for fiscal 1998 consisted of a tax benefit reflected at 42% of the loss before the provision for income taxes for the periods subsequent to the Offering offset by a one-time, non-cash charge for deferred income taxes in the amount of $1,433,302 resulting from the termination of the Company's S Corporation status upon the Company's initial public offering on June 26, 1997. This charge primarily relates to temporary differences for software development costs.

Fluctuations in Operating Results

      The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future, depending upon a number of factors, such as the length of the Company's sales cycle, the unanticipated cancellation of significant license agreements, the timing of new version releases by the Company and its competitors, budgeting cycles of the Company's clients, demand for the Company's software, software life cycles, acceptance of new software introduced by the Company and its competitors, the size and timing of client orders, changes in the proportion of revenues attributable to software license fees versus services, changes in the level of operating expenses and general economic conditions. In addition, a significant portion of the Company's revenues has been derived from relatively few sales of licenses for RIMS.2001, and, consequently, the timing of such sales has caused material fluctuations in the Company's operating results. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. The Company completed the Offering on June 26, 1997. The weighted average number of shares in the proforma earnings per share for fiscal year ended May 31, 1997 does not include the shares issued by the Company in connection with the Offering. If such shares had been included in the weighted average shares, proforma earnings per share for the fiscal year ended May 31, 1997 would have been $.30 per share.

      Because the Company recognizes a significant portion of revenues over the installation period of the system (which, although designed to be completed in approximately four months, generally ranges from four to eight months in duration as a result of the client's scheduling requirements) and because installation commences promptly after execution of the related license agreement, the Company does not maintain a significant backlog. Software license fees for each quarter depend in part on orders for which implementation has begun during that quarter and on license agreements under implementation that were executed in prior quarters. The sales cycle for RIMS.2001 typically ranges from four to six months, and contract signing may be delayed for a number of reasons, including client budgetary constraints and internal authorization reviews. In addition, delays in the completion of a contract may require that the revenues associated with such contract be recognized over a longer period. Consequently, the Company's business, results of operations or financial condition for a quarter could be materially adversely affected by implementation delays.

Liquidity and Capital Resources

      During fiscal 1999, the Company funded its operations primarily through cash flow from operations and cash generated from the proceeds from the Offering. In fiscal 1998, the Company funded its operations primarily through cash generated from the proceeds from the Offering, and in fiscal 1997, the Company funded its operations from cash flow from operations, bank borrowings and loans from officers. The Company has a bank line of credit (the "Line of Credit"), which expires on September 30, 1999 and provides for borrowings of up to $2,000,000. Amounts outstanding under the Line of Credit are payable on demand and are collateralized by the assets of the Company. Borrowings bear interest at the prime rate (7.75% at May 31, 1999). The amount available under the Line of Credit is reduced by a $150,000 standby letter of credit with the same bank, which is being utilized as collateral for a vendor and which expires on December 31, 1999. There were no amounts outstanding under the Line of Credit at May 31, 1999 or August 25, 1999. The Company does not intend to renew this Line of Credit.

      Net cash provided by operating activities was $290,251 in fiscal 1999. Net cash provided by operating activities was $1,417,984 in fiscal 1997, and net cash used in operating activities was $1,222,183 in fiscal 1998. Cash flows from operations increased in the 1999 period due to lower unbilled revenues and accounts receivable.

      The Company capitalized $1,518,298, $1,562,463 and $1,309,213 in fiscal 1997, 1998 and 1999, respectively, for software development costs. The Company did not have any material commitments for software development costs as of May 31, 1999. Any such costs will be financed through working capital.

      As of May 31, 1999, the Company had $101,148 in cash and cash equivalents, $1,144,136 in marketable securities and total working capital of $1,881,089.

      Management believes that cash flow from operations and existing cash and cash equivalents and marketable securities, will be sufficient to meet the Company's currently anticipated working capital and software development requirements for the next 12 months. The Company's working capital needs for the next 12 months include approximately $900,000 for software development costs.

      The Company does not currently pay dividends on its Common Stock. It is management's intention not to declare or pay dividends on the Common Stock, but to retain earnings, if any, for the operation and expansion of the Company's business.

Inflation and Seasonality

      The Company does not believe its operations have been materially affected by inflation. The Company's business is seasonal as the first quarter of the fiscal year generally reflects lower revenues due principally to the inaccessibility of clients during the summer months.

Year 2000 Readiness Disclosure

      The Company has completed its investigation of the issues that could affect its operations regarding Year 2000 compliance issues. The Year 2000 compliance issues revolve around the fact that most computer systems do not recognize a year by its traditional four digit format. Instead, computer systems recognize the last two digits for a specified year.

      The Company has developed and implemented a Year 2000 remediation plan, which relates to the upgrade and standardization for Year 2000 internal computer systems and equipment. The Company has completed its inventory, assessment and testing phases of the plan and has remediated or replaced the non-compliant systems.

      The Company relies on third parties for hardware, payroll and other services. The Company reviewed its external interfaces of its critical business partners to determine their Year 2000 compliance status. The Company believes that its business partners have completed the Year 2000 testing phase and conversion activities. The inability of the Company's business partners to remedy Year 2000 issues could have a significant impact on the business, financial position and results of operations of the Company. The Company will make contingency plans for any entity it feels has not made satisfactory progress towards being Year 2000 compliant. Contingency plans may include securing alternate supply sources and taking other appropriate measures.

      The Company has analyzed its products to determine if there are any material issues associated with Year 2000 compliance. The Company's primary software, RIMS.2001, is Year 2000 compliant which means that it is not adversely affected by the century change. RIMS.2001 will function properly and as would be expected for all dates before and beyond the year 2000. The RIMS application uses a modern fourth generation software language (Progress) that supports Year 2000 and was designed with Year 2000 in mind. For clients with customized systems or systems that pre-date the Company's standard RIMS.2001 product line, the Company will make every effort to ensure that the maintained application operates properly with regard to the century transition. The Company will recover all costs associated with modifications for Year 2000 for clients with customized systems or systems that pre-date the standard RIMS.2001 product line.

      A Year 2000 project manager has been assigned to manage the computer system upgrades, and ensure compliance for all external interfaces. Costs incurred to date were approximately $70,000. Management does not believe that such costs will have a material effect on the business, financial position and results of operations of the Company.

Item 7. Financial Statements

                          INDEX TO FINANCIAL STATEMENTS

                                                                     Form 10-KSB
                                                                    Page Numbers

Report of Independent Auditors ........................................  21

Balance Sheets as of May 31, 1998 and 1999 ............................  22

Statements of Operations for the years ended May 31, 1997, 1998 and 1999 ............................................................  23

Statements of Shareholders' Equity for the years ended May 31, 1997,
  1998 and 1999 .......................................................  24

Statements of Cash Flows for the years ended May 31, 1997, 1998 and 1999 ............................................................  25

Notes to Financial Statements .........................................  26

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
  Robocom Systems International Inc.

We have audited the accompanying balance sheets of Robocom Systems International Inc. as of May 31, 1999 and 1998, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended May 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robocom Systems International Inc. at May 31, 1999 and 1998, and the results of its operations, and its cash flows for each of the three years in the period ended May 31, 1999 in conformity with generally accepted accounting principles.

                                               /s/ Ernst & Young LLP

Melville, New York
July 14, 1999

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                                                      May 31,
                                                                          -------------------------------
                                                                              1998               1999
                                                                          ------------       ------------
Assets
Current assets:
  Cash and cash equivalents ........................................      $    384,034       $    101,148
  Short-term investments ...........................................         1,914,852          1,144,136
  Accounts receivable, less allowance for doubtful accounts of
    $203,660 in 1998 and $145,204 in 1999 ..........................         1,904,284          1,694,241
  Unbilled revenue .................................................           924,298            272,733
  Deferred taxes ...................................................           152,577            177,305
  Other current assets .............................................           142,086            242,580
                                                                          ------------       ------------
Total current assets ...............................................         5,422,131          3,632,143

Property and equipment, net ........................................           389,127            314,872
Software development costs, net ....................................         4,407,862          4,632,208
Other assets .......................................................            17,922             15,991
                                                                          ------------       ------------
Total assets .......................................................      $ 10,237,042       $  8,595,214
                                                                          ============       ============

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable .................................................      $    187,954       $    294,579
  Accrued expenses .................................................           916,164            946,981
  Deferred revenue .................................................           227,549            509,494
                                                                          ------------       ------------
Total current liabilities ..........................................         1,331,667          1,751,054
Deferred tax liabilities ...........................................           874,703            221,444
                                                                          ------------       ------------
Total liabilities ..................................................         2,206,370          1,972,498
                                                                          ------------       ------------

Shareholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized;
    None issued ....................................................                --                 --
  Common stock, $.01 par value; 10,000,000 shares authorized;
    3,467,984 shares issued and outstanding at May 31, 1998 and 1999            34,680             34,680
  Additional paid-in capital .......................................        10,571,882         10,571,882
  Retained deficit .................................................        (2,415,403)        (3,899,259)
  Deferred compensation ............................................          (160,487)           (84,587)
                                                                          ------------       ------------
Total shareholders' equity .........................................         8,030,672          6,622,716
                                                                          ------------       ------------
Total liabilities and shareholders' equity .........................      $ 10,237,042       $  8,595,214
                                                                          ============       ============

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS

                                                                              Year ended May 31,
                                                                -----------------------------------------------
                                                                   1997              1998              1999
                                                                -----------       -----------       -----------
Revenues:
  Software license fees ..................................      $ 1,241,511       $ 1,670,118       $ 1,166,149
  Services ...............................................        2,741,206         2,265,516         2,801,392
  Hardware ...............................................        2,351,833         2,559,895         2,301,221
  Maintenance ............................................        1,178,940         1,048,269         1,276,227
                                                                -----------       -----------       -----------
  Total revenues .........................................        7,513,490         7,543,798         7,544,989
                                                                -----------       -----------       -----------

Cost of revenues:
  Cost of license fees ...................................          192,525           389,086           279,687
  Cost of services .......................................        1,280,379         2,162,589         1,511,037
  Cost of hardware .......................................        1,841,628         2,490,603         1,924,014
  Cost of maintenance ....................................          707,351           709,569         1,192,733
                                                                -----------       -----------       -----------
  Total cost of revenues .................................        4,021,883         5,751,847         4,907,471
Amortization of software development costs ...............          441,291           729,943         1,084,867
                                                                -----------       -----------       -----------
                                                                  4,463,174         6,481,790         5,992,338
                                                                -----------       -----------       -----------
Gross margin .............................................        3,050,316         1,062,008         1,552,651
                                                                -----------       -----------       -----------

Selling, general and administrative expenses .............        1,199,515         3,233,605         3,799,846
                                                                -----------       -----------       -----------
Income (loss) from operations ............................        1,850,801        (2,171,597)       (2,247,195)
Interest income and other ................................           23,252           189,987            85,352
Interest expense and other ...............................          (57,473)          (17,183)               --
                                                                -----------       -----------       -----------
Income (loss) before provision (benefit) for income taxes         1,816,580        (1,998,793)       (2,161,843)
Provision (benefit) for income taxes .....................               --           722,126          (677,987)
                                                                -----------       -----------       -----------
Net income (loss) ........................................        1,816,580        (2,720,919)      $(1,483,856)
                                                                                                    ===========
Pro forma unaudited  provision (benefit) for  income taxes          762,964          (128,317)
                                                                -----------       -----------
Pro forma unaudited net income (loss) ....................      $ 1,053,616       $(2,592,602)
                                                                ===========       ===========

Pro forma unaudited net income (loss) for 1997 and 1998
  and net loss for 1999 per basic and diluted share ......      $       .45       $      (.77)      $      (.43)
                                                                ===========       ===========       ===========

Weighted average shares outstanding ......................        2,352,599         3,365,244         3,467,984
                                                                ===========       ===========       ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                         Common Stock
                                    ----------------------
                                                                 Additional       Retained                             Total
                                                  Par Value       Paid-In         Earnings           Deferred       Shareholders'
                                     Shares          $.01         Capital         (Deficit)        Compensation        Equity
                                    ---------      -------      -----------      -----------       -----------       -----------
Balance, May 31, 1996 ......        1,936,400      $19,364      $    89,436      $ 3,153,170       $   (90,000)      $ 3,171,970
Net income .................               --           --               --        1,816,580                --         1,816,580
Distributions to
 S Corporation shareholders                --           --               --         (900,000)               --          (900,000)
Deferred compensation ......           31,584          316          173,396               --          (173,712)               --

Amortization of deferred
  compensation .............               --           --               --               --            27,325            27,325
                                    ---------      -------      -----------      -----------       -----------       -----------
Balance, May 31, 1997 ......        1,967,984      $19,680      $   262,832      $ 4,069,750       $  (236,387)      $ 4,115,875
Net loss ...................               --           --               --       (2,720,919)               --        (2,720,919)
Initial Public Offering ....        1,500,000       15,000        8,144,816               --                --         8,159,816
Distributions to
  S Corporation shareholders               --           --               --       (1,600,000)               --        (1,600,000)
Reclassification of
  S Corporation earnings ...               --           --        2,164,234       (2,164,234)               --                --
Amortization of deferred
  compensation .............               --           --               --               --            75,900            75,900
                                    ---------      -------      -----------      -----------       -----------       -----------
Balance, May 31, 1998 ......        3,467,984       34,680       10,571,882       (2,415,403)         (160,487)        8,030,672
Net loss ...................               --           --               --       (1,483,856)               --        (1,483,856)
Amortization of deferred
  compensation .............               --           --               --               --            75,900            75,900
                                    ---------      -------      -----------      -----------       -----------       -----------
Balance, May 31, 1999 ......        3,467,984      $34,680      $10,571,882      $(3,899,259)      $   (84,587)      $ 6,622,716
                                    =========      =======      ===========      ===========       ===========       ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS

                                                                         Year ended May 31,
                                                          -------------------------------------------------
                                                              1997              1998               1999
                                                          ------------      ------------       ------------
Operating activities
Net income (loss) ..................................      $  1,816,580      $ (2,720,919)      $ (1,483,856)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation ...................................            16,335            43,273            108,895
    Provision (benefit) for deferred taxes .........                --           722,126           (677,987)
    Amortization of software development costs .....           441,291           729,943          1,084,867
    Amortization of deferred compensation ..........            27,325            75,900             75,900
    Provision (credit) for bad debts ...............           (28,124)          192,360             30,000
    Changes in operating assets and liabilities:
      Accounts receivable ..........................          (678,093)         (724,927)           180,043
      Unbilled revenue .............................          (480,031)          379,090            651,565
      Other current assets .........................               (61)         (140,727)          (100,494)
      Accounts payable .............................           168,476          (357,410)           106,625
      Accrued expenses .............................            82,157           433,685             30,817
      Deferred revenue .............................            30,413           154,808            281,945
      Other assets .................................            21,716            (9,385)             1,931
                                                          ------------      ------------       ------------
Net cash provided by (used in) operating activities          1,417,984        (1,222,183)           290,251
                                                          ------------      ------------       ------------

Investing activities
Software development costs .........................        (1,518,298)       (1,562,463)        (1,309,213)
Purchase of short-term investments .................                --       (13,042,984)       (12,332,532)
Redemption of short-term investments ...............                --        11,128,132         13,103,248
Capital expenditures ...............................           (60,701)         (374,217)           (34,640)
                                                          ------------      ------------       ------------
Net cash used in investing activities ..............        (1,578,999)       (3,851,532)          (573,137)
                                                          ------------      ------------       ------------

Financing activities
Net borrowings (payments) of bank note payable .....         1,300,000        (1,300,000)                --
Net proceeds from sale of common stock .............                --         8,308,684                 --
Deferred registration costs ........................          (148,868)               --                 --
Distributions of S corporation retained earnings to
  S corporation shareholders .......................          (900,000)       (1,600,000)                --
Net repayments of officer loans ....................          (645,000)               --                 --
                                                          ------------      ------------       ------------
Net cash (used in) provided by  financing activities          (393,868)        5,408,684                 --
                                                          ------------      ------------       ------------

Increase (decrease) in cash and cash equivalents ...          (554,883)          334,969           (282,886)
Cash and cash equivalents at beginning of year .....           603,948            49,065            384,034
                                                          ------------      ------------       ------------
Cash and cash equivalents at end of year ...........      $     49,065      $    384,034       $    101,148
                                                          ============      ============       ============

Supplemental disclosures of cash flow information:
  Cash paid for interest ...........................      $     66,161      $     21,892       $         --
                                                          ============      ============       ============

See accompanying notes.

                       Robocom Systems International Inc.
                          Notes to Financial Statements

      Robocom Systems International Inc. (the "Company") was incorporated in June 1982 in the State of New York. The Company is engaged in the development and marketing of automated warehouse management systems and related software, which is used by various commercial enterprises located in the United States and abroad. Since June 1994, the Company licenses and installs its proprietary software product RIMS.2001, which is an "off-the-shelf" inventory management system. The Company also provides related services, including modification, project management, training, implementation support, maintenance and the sale of hardware and third party software.

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

      Concentration of Credit Risk

      The Company's client base is comprised of large clients in diversified industries. Ongoing credit evaluations of its clients' financial condition are made and generally no collateral is required. For the year ended May 31, 1997, the Company had two clients that accounted for 21% and 13% of total revenues. For the year ended May 31, 1998, none of the Company's clients accounted for 10% or more of total revenues. For the year ended May 31, 1999, the Company had one client that accounted for 10% of total revenues. Revenues from the Company's five largest clients in each of fiscal 1997, 1998 and 1999 accounted for approximately 50%, 34% and 33% of total revenues, respectively. Management does not believe significant credit risk exists at May 31, 1999.

      Carrying Value of Financial Instruments

      The carrying value of the Company's financial instruments, such as cash and cash equivalents and short-term investments approximate their fair values.

      Revenue Recognition

      The Company's revenues are derived from software license fees, fees for services, sales of hardware and maintenance contracts. Software license fees include revenue from the licensing of the Company's proprietary RIMS.2001 software and revenue from the sublicensing of certain third-party software. Software license fee revenue is recorded when the software has been delivered, the license agreement with the client has been executed, and collection of the resulting receivable is deemed probable. Service revenues are derived from project management, training, on-site support and implementation services, and, to a lesser extent, from customization and modification of licensed software. The majority of service revenues are recorded when the service is performed. Service revenues for project management and modifications are recorded using the percentage of completion method. Hardware revenues are derived from the sale of products of other manufacturers, including computer hardware, radio frequency equipment, bar code printers and other peripherals. Such revenues are recognized when title to such hardware passes to the client. Clients typically enter into one-year maintenance agreements with the Company upon utilization of RIMS.2001 and pay maintenance fees annually or monthly in advance. The Company

                       Robocom Systems International Inc.
                    Notes to Financial Statements (continued)

recognizes revenue from each maintenance agreement ratably over the period covered by the agreement, but is only required to perform maintenance services as and when the client requests them. The Company recognized revenues, in all periods presented, in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition." Unbilled revenues represent aggregate revenues earned in excess of related billings and are shown as a current asset. Deferred revenues relate to billings in advance of the services and are shown as a current liability.

      During fiscal 1999, the Company adopted Statement of Position (SOP) 97-2, "Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions", which amends paragraphs 11 and 12 of SOP 97-2, to require recognition of revenue using the residual method under certain circumstances. SOP 98-9 also amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition", to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company will adopt this statement and such adoption is not expected to have a material effect on the Company's financial statements.

      Software Development Costs

      Software development costs have been capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The capitalization of these costs begins when a product's technological feasibility has been established, and ends when the product is available for general release to clients. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. The Company capitalizes software development costs associated with each subsequent enhancement of its product upon the achievement of technological feasibility. Software development costs including enhancements are amortized to cost of revenue using the straight-line method over five years or the expected life of the product, whichever is less. Research and development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Such amounts for the periods presented are not significant.

      Cash and Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

      Short-term Investments

      Short-term investments consist of U.S. Government securities and commercial paper which are not cash equivalents. All investments are classified as available-for-sale and are available to support current operations. These investments are valued at amortized cost, which approximates fair value because of the short maturities of these investments.

      Property and Equipment

      Property and equipment consists of furniture, computers, automobiles, other office equipment and leasehold improvements. The Company depreciates the cost of furniture, computers, automobiles and other office equipment using the straight-line method over the estimated useful lives (three to five years). Leasehold improvements are amortized over the shorter of the term of the lease or the life of the asset.

                       Robocom Systems International Inc.
                    Notes to Financial Statements (continued)

      Earnings Per Share

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings per share excludes any dilutive effects of options and warrants. All earnings (losses) per share amounts for all periods are presented in conformity with Statement 128 requirements.

      Pro Forma Net Income (Loss) Per Share

      Pro forma net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period. For the year ended May 31, 1997, the weighted average number of shares includes the portion of the shares offered by the Company that would be necessary to fund the distribution of S Corporation earnings ($2,500,000) based on the initial public offering price of $6.50 per share. For the year ended May 31, 1997, the common stock issuance of 31,584 shares in May 1997 is treated as outstanding.

      Stock Options

      Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation" defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but are required to disclose in the financial statement footnotes, pro forma net income and per share amounts as if the Company had applied the new method of accounting for all grants made since 1997. SFAS No. 123 also requires increased disclosures for stock-based compensation arrangements. The Company adopted the disclosure requirements of SFAS No. 123.

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

      Advertising Costs

      Advertising costs are expensed as incurred and for the years ended May 31, 1997, 1998 and 1999 amounted to approximately $63,000, $298,000 and $347,000, respectively.

                       Robocom Systems International Inc.
                    Notes to Financial Statements (continued)

      Segment Reporting

      The Company operates in one business segment, which is the development and marketing of automated warehouse management systems. In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," and requires that a public company report annual and interim financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments as defined are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

      The Company's revenues by geographic markets are summarized below:

                                                    May 31,
                              --------------------------------------------------
                                 1997                1998                1999
                              ----------          ----------          ----------
Domestic ...........          $7,284,578          $6,801,762          $6,764,662
Europe .............             120,820             453,929             482,801
Pacific ............                  --             225,615             215,391
Other ..............             108,092              62,492              82,135
                              ----------          ----------          ----------
                              $7,513,490          $7,543,798          $7,544,989
                              ==========          ==========          ==========

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

      Stock Option Plan

      Effective May 15, 1997, the Board of Directors and shareholders approved the Company's Stock Option and Long-term Incentive Compensation Plan (the "Plan") for the issuance of up to 325,000 shares of the Company's common stock. Effective November 4, 1998, the Board of Directors and shareholders approved for the issuance of an additional 325,000 shares of the Company's common stock. Outstanding options were granted at an exercise price equal to or in excess of the prevailing market price on the grant date. These options contain a vesting schedule determined at the date of grant. Incentive stock options are granted to employees. All other options granted, including those granted to directors and consultants, are nonqualified options.

                       Robocom Systems International Inc.
                    Notes to Financial Statements (continued)

      The following summarizes stock option activity during fiscal 1999:

                                              Shares
                                               under            Weighted-Average
                                              Option             Exercise Price
                                              -------           ----------------
            Balance, June 1, 1997                  --                    --
            Grants                            328,075              $   6.74
            Canceled                           (2,900)             $   6.50
                                              -------
            Balance, May 31, 1998             325,175              $   6.74
            Grants                            155,000              $   1.95
            Cancelled                         (51,750)             $   6.34
                                              -------
            Balance, May 31, 1999             428,425              $   5.04
                                              =======

      The following table summarized information about these plans at May 31, 1998 and May 31, 1999:

                            May 31, 1998                                   May 31, 1999
                            ------------                                   ------------
                                               Options                                       Options
                 Options Outstanding         Exercisable         Options Outstanding       Exercisable
                 -------------------         -----------         -------------------       -----------
                              Weighted                                        Weighted
                              Average                                         Average
                             Remaining                                       Remaining
Exercise                    Contractual                                     Contractual
 Prices        Shares          Life            Shares           Shares          Life          Shares
 ------        ------          ----            ------           ------          ----          ------
$1.281             --               --             --           10,000        2.6 years           --
$2.000             --               --             --          145,000        2.8 years           --
$5.375          5,000        2.9 years             --               --               --           --
$6.125          7,500        2.8 years             --               --               --           --
$6.500        187,675        2.1 years         10,000          148,425        1.1 years       58,225
$7.000         15,000        4.1 years             --           15,000        3.1 years        3,000
$7.150        110,000        3.1 years             --          110,000        2.1 years       42,972
              -------                          ------          -------                        -------
              325,175                          10,000          428,425                        104,197
              =======                          ======          =======                        =======

      The weighted-average fair value of options granted during the years ended May 31, 1998 and May 31, 1999 was $2.16 per share and $1.30 per share, respectively.

      In April 1999, stock options to purchase 90,000 shares of common stock at an exercise price of $2.00 were granted to the President and Chief Executive Officer of the Company, under his employment agreement. These stock options vest subject to the Company's net profit, as defined, for each of the next three fiscal years.

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

                       Robocom Systems International Inc.
                    Notes to Financial Statements (continued)

                                          May 31, 1998             May 31, 1999
                                          ------------             ------------
            Expected life ..............     3-5 years                3-5 years
            Interest rate ..............           5.5%                     5.5%
            Volatility .................         0.385                   1.0442
            Dividend yield .............             0%                       0%

      If the Company had recognized compensation cost for stock-based employee compensation in accordance with SFAS No. 123, the Company's net loss for the years ended May 31, 1998 and May 31, 1999 would have increased as follows:

                                                                  May 31, 1998        May 31, 1999
                                                                  ------------        ------------
            Pro forma net loss:
              As reported .................................      ($  2,592,602)      ($  1,483,856)
              Pro forma in accordance with SFAS No. 123 ...      ($  2,772,317)      ($  1,625,350)
            Pro forma basic and diluted net loss per share:
              As reported .................................      $        (.77)      $        (.43)
              Pro forma in accordance with SFAS No. 123 ...      $        (.82)      $        (.47)

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

                       Robocom Systems International Inc.
                    Notes to Financial Statements (continued)

3. Detail of Certain Balance Sheet Accounts

      Property and Equipment, net

      Property and equipment, net, consist of the following:

                                                        May 31,
                                               -------------------------
                                                 1998            1999
                                               ---------       ---------
            Equipment ...................      $ 417,299       $ 452,526
            Furniture and fixtures ......        158,303         157,716
            Automobiles .................         55,088          55,088
            Leasehold improvements ......         15,317          15,317
                                               ---------       ---------
                                                 646,007         680,647
            Less accumulated depreciation       (256,880)       (365,775)
                                               ---------       ---------
                                               $ 389,127       $ 314,872
                                               =========       =========

      Software Development Costs, net

      Software development costs, net, consist of the following:

                                                          May 31,
                                               -----------------------------
                                                  1998              1999
                                               -----------       -----------
            Software development costs ..      $ 6,187,414       $ 7,496,627
            Less accumulated amortization       (1,779,552)       (2,864,419)
                                               -----------       -----------
                                               $ 4,407,862       $ 4,632,208
                                               ===========       ===========

      Accrued Expenses

      Accrued expenses consist of the following:

                                                               May 31,
                                                       ----------------------
                                                         1998          1999
                                                       --------      --------
            Payroll and related taxes ...........      $327,160      $254,908
            Accrued hardware costs ..............       262,718       105,498
            Customer deposits and other .........       175,765       374,241
            Accrued third party software costs...       150,521       212,334
                                                       --------      --------
                                                       $916,164      $946,981
                                                       ========      ========

4. Employee Benefit Plan

      The Company has a 401(k) defined contribution plan. This plan covers virtually all full-time employees subject to certain service requirements. Under the terms of the 401(k) plan, the Company will match 50% of an employee's contribution up to 4% of the participating employee's compensation. Effective May 30, 1998, the Company's

                       Robocom Systems International Inc.
                    Notes to Financial Statements (continued)

pension plan was merged into the 401(k) defined contribution plan. Plan expenses for each of the years ended May 31, 1997, 1998 and 1999 amounted to $117,000, $49,000 and $54,000, respectively.

5. Income Taxes

      Deferred tax assets and liabilities are determined based on the difference between the financial accounting and the tax bases of assets and liabilities. Significant components of the Company's deferred tax assets and liabilities as of May 31, 1998 and 1999 are as follows:

                                                   May 31, 1998    May 31, 1999
                                                   ------------    ------------
            Deferred tax assets:
              Accrued expenses ...............      $   67,040      $  119,223
              Allowance for doubtful accounts           85,537          58,082
              Net operating loss carryforwards         933,245       1,781,231
              Deferred compensation ..........          43,355          71,650
                                                    ----------      ----------
            Total deferred tax assets ........       1,129,177       2,030,186
            Valuation allowance ..............              --         221,442
                                                    ----------      ----------
            Net deferred tax assets ..........       1,129,177       1,808,744
            Deferred tax liabilities:
              Software development costs .....       1,851,303       1,852,883
                                                    ----------      ----------
            Net deferred tax liabilities .....      $  722,126      $   44,139
                                                    ==========      ==========

      The valuation allowance at May 31, 1999 was provided because of uncertainty, based on the Company's historical results, with respect to realization of deferred tax assets.

      The components of the tax provision (benefit) for the years ended May 31, 1998 and 1999 are as follows:

                                                       1998             1999
                                                       ----             ----
            Deferred:
              Federal ......................         $ 584,578        ($446,567)
              State ........................           137,548         (231,420)
                                                     ---------        ---------
            Total ..........................         $ 722,126        ($677,987)
                                                     =========        =========

      The provision (benefit) for income taxes for the fiscal years ended May 31, 1998 and 1999 differs from the statutory U.S. federal income tax rate due to the following:

                                                           1998          1999
                                                          ------        ------
            Federal statutory tax rate ...............     (34.0%)       (34.0%)
            State income taxes, net of Federal benefit      (8.0)         (7.1)
            Valuation allowance ......................        --          10.2
            Cumulative effect of termination of
              S corporation status ...................      71.7            --
            Loss attributable to period prior
               to termination of S corporation status        6.4            --
            Other ....................................        --           (.5)
                                                          ------        ------
                                                            36.1%        (31.4%)
                                                          ======        ======

                       Robocom Systems International Inc.
                    Notes to Financial Statements (continued)

      At May 31, 1999, the Company has net operating loss carryforwards of approximately $4.4 million for income tax purposes which may be able to reduce taxable income in future years. The utilization of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Net operating loss carryforwards will expire through May 31, 2019.

6. Related Party Transactions

      The Company leases its principal facilities from Robocom Properties, Inc. ("Properties"). The shareholders of Properties are also shareholders of the Company. The Company has paid to Properties rent of $168,000 for each of the three years in the period ended May 31, 1999. In connection with the purchase by Properties in 1989 of the Company's corporate headquarters building, the Company guaranteed three mortgage loans in an aggregate original principal amount of $1,053,000 that mature in 2010 and bear interest at rates ranging from 8.25% to 8.877% per annum. At May 31, 1999, the outstanding aggregate principal amount of the mortgage loans was approximately $762,000.

      As of April 1999, the chairman of the board and a principal shareholder of the Company entered into a three year consulting agreement with the Company to provide consulting services with respect to new product development and related technical matters. During fiscal 1999, consulting fees of approximately $3,000 were paid under this agreement. During fiscal 1998, a director and principal shareholder of the Company entered into a three-year consulting agreement with the Company to provide consulting services. During fiscal 1998 and 1999, consulting fees of approximately $12,000 and $23,000, respectively, were paid under this agreement.

7. Lease Commitments

      The Company is obligated, under noncancellable operating leases covering its facilities (Note 6) and certain equipment and automobiles, to pay minimum annual rentals of approximately:

            Fiscal year ending:

            2000..................................................    $  262,000
            2001..................................................       250,000
            2002..................................................       168,000
            2003..................................................       168,000
            2004..................................................       168,000
            2005 and thereafter...................................     1,106,000
                                                                      ----------
                                                                      $2,122,000
                                                                      ==========

      Total rental expense for each of the years ended May 31, 1997, 1998 and 1999 amounted to approximately $193,000, $236,000, and $301,000, respectively.

8. Bank Note Payable and Loans Payable to Officers

      Bank Note Payable

            The Company has a line of credit facility with a bank that provides for maximum borrowings of $2,000,000 and expires on September 30, 1999. Amounts outstanding under the line of credit are due upon demand and are collateralized by the Company's assets. Interest is payable at the bank's prime interest rate (7.75% at May 31, 1999). At May 31, 1999, no borrowings were outstanding under the line of credit. The amount available under the line of credit is reduced by a $150,000 standby letter of credit with the same bank, which is being utilized as

                       Robocom Systems International Inc.
                    Notes to Financial Statements (continued)

collateral for a vendor and which expires on December 31, 1999. In the future, however, the Company may borrow against this or a subsequent line of credit.

      Loans Payable to Officers

      During fiscal 1997, the Company repaid the remaining loan balance of $645,000 borrowed from its principal stockholders. Such loans bore interest at 8% in fiscal 1997. Interest expense related to the loans payable to officers for the year ended May 31, 1997 amounted to approximately $40,000.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Sections 16(a) of the Exchange Act

Directors and Executive Officers

      Information regarding the Directors of the Company is incorporated by reference to the section entitled "Election of Directors" appearing in the Company's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "Commission") within 120 days after the end of the Company's fiscal year ended May 31, 1999.

Item 10. Executive Compensation.

      Information regarding executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended May 31, 1999.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management Ownership" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended May 31, 1999.

Item 12. Certain Relationships and Related Transactions.

      Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended May 31, 1999.

Item 13. Exhibits and Reports on Form 8-K.

      (a)   Exhibits.

Exhibit
Number                                 Description
------                                 -----------

3.1 Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-27587)).

3.2 Amendment dated November 9, 1998 to Restated Certificate of Incorporation of the Company to reflect name change to Robocom Systems International Inc.

3.3 Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (Registration No. 333-27587)).

10.1 Lease Agreement, dated December 19, 1996, between Carriage IV Office Center, L.L.C. and the Company (incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form SB-2 (Registration No. 333-27587)).

10.2 Lease Agreement, dated December 21, 1989, between Robocom Properties, Inc. and the Company relating to 511 Ocean Avenue, Massapequa, New York (incorporated herein by reference to Exhibit
            10.7 to the Company's Registration Statement on Form SB-2 (Registration No. 333-27587)).

10.3 Guaranty dated December 21, 1989 from the Company to New York Job Development Authority. (incorporated herein by reference to Exhibit
            10.10 to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1997 as filed with the Commission on September 25, 1997 (File No. 0-22735)).

10.4 Guaranty dated December 14, 1989 from the Company to Long Island Development Authority. (incorporated herein by reference to Exhibit
            10.11 to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1997 as filed with the Commission on September 25, 1997 (File No. 0-22735)).

10.5 Consulting Agreement, dated May 15, 1997, between the Company and Herbert Goldman (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form SB-2 (Registration No. 333-27587)).

10.6 Consulting Agreement, dated April 1, 1999, between the Company and Irwin Balaban (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10QSB for the quarter ended February 28, 1999 as filed with the Commission on April 14, 1999 (File No. 0-22735)).

10.7 Employment Agreement, dated May 15, 1997, between the Company and Lawrence B. Klein (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form SB-2 (Registration No. 333-27587)).

10.8 Employment Agreement, dated as of March 29, 1999, between the Company and David Dinin.

10.9 Employment Agreement, dated May 15, 1997, between the Company and Robert O'Connor (incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form SB-2 (Registration No. 333-27587)).

10.10 1997 Stock Option and Long-Term Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form SB-2 (Registration No. 333-27587)).

10.11 General Loan and Security Agreement, dated April 13, 1994, between the Company and The Bank of New York (incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form SB-2 (Registration No. 333-27587)).

10.12 Letter Agreement dated January 5, 1999 between the Company and The Bank of New York. (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-QSB for the quarter ended November 30, 1998 as filed with the Commission on January 15, 1999 (File No. 0-22735).

10.13 Tax Indemnification Agreement, dated June 6, 1997, between the Company and certain shareholders of the Company (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1997 as filed with the Commission on September 25, 1997 (File No. 0-22735)).

27          Financial Data Schedule.

            (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed during the fourth quarter of fiscal 1999.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Massapequa, New York, on August 27, 1999.

                                       ROBOCOM SYSTEMS INTERNATIONAL INC.


                                       By: /s/David Dinin
                                           -------------------------------------
                                           David Dinin
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

        Signature                                  Title                               Date
/s/ David Dinin                   President and Chief Executive Officer           August 27, 1999
----------------------------      (Principal Executive Officer) and Director
David Dinin

/s/ Elizabeth A. Burke            Vice President - Finance and Chief Financial    August 27, 1999
----------------------------      Officer (Principal Accounting Officer)
Elizabeth A. Burke

/s/ Irwin Balaban                 Director                                        August 27, 1999
----------------------------
Irwin Balaban

/s/ Lawrence B. Klein             Director                                        August 27, 1999
----------------------------
Lawrence B. Klein

/s/ Herbert Goldman               Director                                        August 27, 1999
----------------------------
Herbert Goldman

/s/ Barry J. Gordon               Director                                        August 27, 1999
----------------------------
Barry J. Gordon

/s/ Mark Behrman                  Director                                        August 27, 1999
----------------------------
Mark Behrman

                                  Exhibit Index

Exhibit
Number                                Description
------                                -----------

3.2 Amendment dated November 9, 1998 to Restated Certificate of Incorporation of the Company to reflect name change to Robocom Systems International Inc.

10.8 Employment Agreement, dated as of March 29, 1999, between the Company and David Dinin.

27          Financial Data Schedule