Form 10QSB
period 1999-08-31
ROBOCOM SYSTEMS INC
filed 1999-10-15
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)
      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended August 31, 1999

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ________________ to ________________.

                         Commission File Number 0-22735
                                                -------

                                   ----------

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
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

                                  516-795-5100
                ------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of October 15, 1999, 3,467,984 shares the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one); Yes |_| No |X|

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                   FORM 10-QSB

                                      INDEX

PART I. Financial Information

Item 1. Financial Statements:                                           Page no.

        Balance Sheets - August 31, 1999 and  May 31, 1999............     3

        Statements of Operations - Three months ended
           August 31, 1999 and 1998...................................     4

        Statements of Cash Flows - Three months ended
           August 31, 1999 and 1998...................................     5

        Notes to Financial Statements.................................     6


Item 2. Management's Discussion and Analysis or Plan of Operation.....     7

PART II. Other Information:

Item 6. Exhibits and Reports on Form 8-K..............................    10

Signatures ...........................................................    10

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                August 31, 1999    May 31, 1999
                                                ---------------    ------------
Assets                                            (Unaudited)
Current assets:
   Cash and cash equivalents ...............     $    293,943      $    101,148
   Short-term investments ..................          904,193         1,144,136
   Accounts receivable, net ................          791,082         1,694,241
   Unbilled revenue ........................          127,302           272,733
   Deferred taxes ..........................          177,306           177,305
   Other current assets ....................          224,038           242,580
                                                 ------------      ------------
Total current assets .......................        2,517,864         3,632,143

Property and equipment, net ................          288,030           314,872
Software development costs, net ............        4,585,248         4,632,208
Other assets ...............................           15,991            15,991
                                                 ------------      ------------
Total assets ...............................     $  7,407,133      $  8,595,214
                                                 ============      ============

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable ........................     $    177,856      $    294,579
   Accrued expenses ........................          879,684           946,981
   Deferred revenue ........................          484,551           509,494
                                                 ------------      ------------
Total current liabilities ..................        1,542,091         1,751,054
Deferred tax liabilities ...................          221,444           221,444
                                                 ------------      ------------
Total liabilities ..........................        1,763,535         1,972,498
                                                 ------------      ------------

Shareholders' equity:
   Preferred stock, $.01 par value;
      1,000,000 shares authorized;
      none issued ..........................               --                --
   Common stock, $.01 par value;
      10,000,000 shares authorized;
      3,467,984 shares issued and
      outstanding at August 31, 1999
      and at May 31, 1999 ..................           34,680            34,680
   Additional paid-in capital ..............       10,571,882        10,571,882
   Accumulated deficit .....................       (4,897,352)       (3,899,259)
   Deferred compensation ...................          (65,612)          (84,587)
                                                 ------------      ------------
Total shareholders' equity .................        5,643,598         6,622,716
                                                 ------------      ------------
Total liabilities and
   shareholders' equity ....................     $  7,407,133      $  8,595,214
                                                 ============      ============

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   Three Months Ended August 31,
                                                   -----------------------------
                                                      1999             1998
                                                   -----------      -----------
Revenues:
   Software license fees .....................     $   192,857      $   277,617
   Services ..................................         280,528          631,381
   Hardware ..................................         217,165          595,161
   Maintenance ...............................         350,445          299,532
                                                   -----------      -----------
   Total revenues ............................       1,040,995        1,803,691
                                                   -----------      -----------

Cost of revenues:
   Cost of license fees ......................          49,525           77,739
   Cost of services ..........................         307,586          398,317
   Cost of hardware ..........................         183,035          493,584
   Cost of maintenance .......................         280,920          339,332
                                                   -----------      -----------
   Total cost of revenues ....................         821,066        1,308,972
Amortization of software development costs ...         352,482          263,829
                                                   -----------      -----------
                                                     1,173,548        1,572,801
                                                   -----------      -----------
Gross margin .................................        (132,553)         230,890

Selling, general and
   administrative expenses ...................         880,803          917,914
                                                   -----------      -----------
                                                    (1,013,356)        (687,024)
Interest income and other, net ...............          15,263           26,227
                                                   -----------      -----------
Loss before benefit for income taxes .........        (998,093)        (660,797)
Benefit for income taxes .....................              --         (264,319)
                                                   -----------      -----------
Net loss .....................................     $  (998,093)     $  (396,478)
                                                   ===========      ===========

Net loss per basic and diluted share .........     $     (0.29)     $     (0.11)
                                                   ===========      ===========

Weighted average shares outstanding ..........       3,467,984        3,467,984
                                                   ===========      ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                   Three Months Ended August 31,
                                                   -----------------------------
                                                      1999             1998
                                                   -----------      -----------
Operating activities
Net loss .....................................     $  (998,093)     $  (396,478)
Adjustments to reconcile net
  loss to net cash provided by
  (used in) operating activities:
    Depreciation .............................          28,516           27,113
    Benefit for deferred income taxes ........              --         (264,319)
    Amortization of software
      development costs ......................         352,482          263,829
    Amortization of deferred
      compensation ...........................          18,975           18,975
    Changes in operating assets
      and liabilities:
    Accounts receivable ......................         858,549          620,949
    Unbilled revenue .........................         145,431          235,592
    Other current assets and other ...........          18,540           35,144
    Accounts payable .........................        (116,723)          (1,950)
    Accrued expenses .........................         (67,296)        (254,489)
    Deferred revenue .........................          19,667          (41,122)
                                                   -----------      -----------
Net cash provided by
  operating activities .......................         260,048          243,244
                                                   -----------      -----------

Investing activities
Software development costs ...................        (305,522)        (219,582)
Purchase of short-term investments ...........      (1,209,240)      (5,056,707)
Redemption of short-term investments .........       1,449,183        5,278,120
Capital expenditures .........................          (1,674)         (10,806)
                                                   -----------      -----------
Net cash used in investing activities ........         (67,253)          (8,975)
                                                   -----------      -----------

Increase in cash and cash equivalents ........         192,795          234,269
Cash and cash equivalents at
  beginning of  period .......................         101,148          384,034
                                                   -----------      -----------
Cash and cash equivalents at
  end of period ..............................     $   293,943      $   618,303
                                                   ===========      ===========

Supplemental disclosures of cash
  flow information:
Cash paid for income taxes ...................     $     8,068      $    14,785
                                                   ===========      ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 1999
                                   (unaudited)

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

      Operating results for the three month period ended August 31, 1999 are not necessarily indicative of the results that may be expected for the year ended May 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 1999.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended August 31, 1999 and August 31, 1998

            Revenues. Total revenues decreased by approximately 42% to $1,040,995 in the three months ended August 31, 1999 as compared to $1,803,691 in the three months ended August 31, 1998. Software license fees decreased by approximately 31% during the 1999 period as compared to the 1998 period primarily due to lower sales of RIMS.2001 software licenses sold internationally offset by the increase in the number of RIMS.2001 software licenses sold domestically in the three months ended August 31, 1999, as compared to the three months ended August 31, 1998. Service revenues decreased by approximately 56% for the 1999 period as compared to the 1998 period, primarily due to lower revenues from modifications to standard RIMS software and a lower number of installations of computer systems networks and office software in the 1999 period. Hardware revenues decreased by approximately 64% during the 1999 period as compared to the 1998 period, primarily due to the lower sales of RIMS related hardware to customers and fewer deliveries of computer systems network and office hardware in the 1999 period. Maintenance revenues increased approximately 17% for the 1999 period as compared to the 1998 period, due to a larger number of maintenance contracts in operation in the 1999 period.

            Cost of Revenues. Total cost of revenues decreased by approximately 37% to $821,066 in the three months ended August 31, 1999 as compared to $1,308,972 in the three months ended August 31, 1998. As a percentage of revenues, total cost of revenues increased to approximately 79% in the 1999 period as compared to approximately 73% in the 1998 period. As a percentage of license fee revenues, cost of license fees decreased primarily due to a lower percentage of license fees associated with distributor fees in the 1999 period as compared to the 1998 period. As a percentage of services revenues, the cost of services was significantly higher in the 1999 period as compared to the 1998 period primarily due to lower billable support services, lower services revenues for modifications and fewer installations of computer systems networks and office software in the 1999 period. As a percentage of hardware revenues, the cost of hardware remained relatively constant. As a percentage of maintenance revenues, the cost of maintenance was significantly lower in the 1999 period as compared to the 1998 period due to the maintenance of a larger number of maintenance contracts in operation in the 1999 period.

            Amortization of Software Development Costs. Amortization of software development costs increased by approximately 34% to $352,482 in the three months ended August 31, 1999 as compared to $263,829 in the three months ended August 31, 1998. The increase was due to the commencement of amortization of capitalized software development costs for RIMS.2001 Version 4.0 in the fourth quarter of fiscal 1999, during which time such versions were first available for sale. As a percentage of revenue, the amortization of software development costs was approximately 34% in the 1999 period and 15% in the 1998 period.

            Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by approximately 4% to $880,803 in the three months ended August 31, 1999 as compared to $917,914 in the three months ended August 31, 1998. As a percentage of revenue, selling, general and administrative expenses increased to approximately 85% in the 1999 period as compared to approximately 51% in the 1998 period. The increase in selling, general and administrative expense as a percentage of revenues is due to lower revenues in the 1999 period as selling, general and administrative expenses do not result in attendant increases in revenues.

            Interest Income and Other, net. Interest income decreased by $10,964 to $15,263 in the three months ended August 31, 1999 as compared to the three months ended August 31, 1998. The decrease is primarily due to the utilization of the proceeds from the Company's initial public offering in June 1997 for software development and working capital requirements.

            Benefit for Income Taxes. Since the Company is operating at a loss, no provision or benefit is reflected in the 1999 period. No deferred tax expense has been recorded in the 1999 period as the Company continues to record a valuation allowance to reserve for the net deferred tax assets. The benefit for income taxes for the three month period ended August 31, 1998 consisted of a tax benefit reflected at 40% of the loss before the benefit for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

            The Company has a bank line of credit (the "Line of Credit"), which expires on September 30, 2000 and provides for borrowings of up to $2,000,000. Amounts outstanding under the Line of Credit are payable on demand and are collateralized by the assets of the Company. Borrowings bear interest at the prime rate (7.75% at October 14, 1999). The Company had no borrowings under the Line of Credit at August 31, 1999. In the future, however, the Company may borrow against this or a subsequent line of credit. The amount available under the Line of Credit is reduced by a $150,000 standby letter of credit with the same bank, which is being utilized as collateral for a vendor and which expires on December 31, 1999.

            Net cash provided by operating activities was $260,048 in the three months ended August 31, 1999 and net cash provided by operating activities was $243,244 in the three months ended August 31, 1998. Cash flows from operations increased in the 1999 period primarily due to accounts receivable offset by a higher loss from operations as adjusted for the increased amortization of software development.

            The Company capitalized $305,522 and $219,582 in the three months ended August 31, 1999 and 1998, respectively, for software development costs. The capitalized software development costs in process in the 1999 period included costs of adding, among other things, functionality to provide additional internet and intranet-based capability to the standard RIMS.2001 product. The Company expended $1,674 and $10,806 in the three months ended August 31, 1999 and 1998, respectively, for purchases of property and equipment.

            As of August 31, 1999, the Company had $293,943 in cash and cash equivalents and working capital of $975,773.

            Management believes that cash flow from operations, existing cash and cash equivalents and short-term investments and amounts available under the Line of Credit will be sufficient to meet the Company's currently anticipated working capital and software development requirements for the next twelve months. The Company's working capital needs for the next twelve months include approximately $900,000 for software development costs.

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

PART II. OTHER INFORMATION:

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

          Exhibit Number                      Description
          --------------                      -----------

              10.1 Letter Agreement, dated October 14, 1999, between The Bank of New York and the Company.

              27                Financial Data Schedule

      (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the first quarter of fiscal 2000.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Massapequa, New York, on October 15, 1999.


                                  ROBOCOM SYSTEMS INTERNATIONAL INC.


                                      By: /s/ David Dinin
                                          --------------------------------------
                                          David Dinin
                                          President and Chief Executive Officer


                                      By: /s/ Elizabeth A. Burke
                                          --------------------------------------
                                          Elizabeth A. Burke
                                          Vice President - Finance and Chief
                                          Financial Officer

                                  Exhibit Index

Exhibit
Number                                 Description
------                                 -----------

10.1 Letter Agreement, dated October 14, 1999, between The Bank of New York and the Company.

27          Financial Data Schedule