Form 10QSB
period 1999-11-30
ROBOCOM SYSTEMS INC
filed 2000-01-14
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended November 30, 1999

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _____________ to ______________.

                         Commission File Number 0-22735
                                                -------

                                  ------------

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
                -------------------------------------------------
           (Name of small business issuer as specified in its charter)

              New York                                  11-2617048
----------------------------------------    ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

                  511 Ocean Avenue, Massapequa, New York 11758
                -------------------------------------------------
                    (Address of principal executive offices)

                                  516-795-5100
                  ---------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of January 14, 2000, 4,415,984 shares the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one); Yes |_| No |X|

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                   FORM 10-QSB

                                      INDEX

PART I.     Financial Information

Item 1.     Financial Statements:                                       Page no.

            Balance Sheets - November 30, 1999 and May 31, 1999 ........   3

            Statements of Operations - Three months ended November 30,
            1999 and 1998  .............................................   4

            Statements of Operations - Six months ended November 30,
            1999 and 1998  .............................................   5

            Statements of Cash Flows - Six months ended November 30,
            1999 and 1998 ..............................................   6

            Notes to Financial Statements ..............................   7

Item 2.     Management's Discussion and Analysis or Plan of Operation ..   8

PART II.    Other Information:

Item 4.     Submission of Matters to a Vote of Security Holders ........  11

Item 5.     Other Information ..........................................  11

Item 6.     Exhibits and Reports on Form 8-K ...........................  12

Signatures  ............................................................  12

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                                       November 30, 1999     May 31, 1999
                                                                       -----------------     ------------
                                                                          (Unaudited)
Assets
Current assets:
       Cash and cash equivalents ...................................      $  1,098,860       $    101,148
       Short-term investments ......................................           213,928          1,144,136
       Accounts receivable, net ....................................         1,379,483          1,694,241
       Unbilled revenue ............................................           181,752            272,733
       Deferred taxes ..............................................           152,511            177,305
       Other current assets ........................................           226,323            242,580
                                                                          ------------       ------------
Total current assets ...............................................         3,252,857          3,632,143

Property and equipment, net ........................................           283,118            314,872
Software development costs, net ....................................         4,548,481          4,632,208
Other assets .......................................................            15,463             15,991
                                                                          ------------       ------------
Total assets .......................................................      $  8,099,919       $  8,595,214
                                                                          ============       ============

Liabilities and Shareholders' Equity Current liabilities:
       Accounts payable ............................................      $    292,404       $    294,579
       Accrued expenses ............................................           720,848            946,981
       Deferred revenue ............................................           851,684            509,494
                                                                          ------------       ------------
Total current liabilities ..........................................         1,864,936          1,751,054
Deferred tax liabilities ...........................................           196,649            221,444
                                                                          ------------       ------------
Total liabilities ..................................................         2,061,585          1,972,498
                                                                          ------------       ------------

Shareholders' equity:
       Preferred stock, $.01 par value; 1,000,000 shares authorized;
          none issued ..............................................                --                 --
       Common stock, $.01 par value; 10,000,000 shares authorized;
         4,415,984 and 3,467,984  shares issued and outstanding at
         November 30, 1999 and at May 31, 1999, respectively .......            44,160             34,680
       Additional paid-in capital ..................................        11,744,402         10,571,882
       Accumulated deficit .........................................        (5,703,591)        (3,899,259)
       Deferred compensation .......................................           (46,637)           (84,587)
                                                                          ------------       ------------
Total shareholders' equity .........................................         6,038,334          6,622,716
                                                                          ------------       ------------
Total liabilities and shareholders' equity .........................      $  8,099,919       $  8,595,214
                                                                          ============       ============

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 Three Months Ended November 30,
                                                 ------------------------------
                                                      1999             1998
                                                 -------------      -----------
Revenues:
      Software license fees ..................     $   264,634      $   103,115
      Services ...............................         346,240          826,708
      Hardware ...............................         383,538          672,800
      Maintenance ............................         342,475          333,477
                                                   -----------      -----------
      Total revenues .........................       1,336,887        1,936,100
                                                   -----------      -----------

Cost of revenues:
      Cost of license fees ...................          31,281           29,030
      Cost of services .......................         313,803          336,734
      Cost of hardware .......................         274,418          538,653
      Cost of maintenance ....................         251,870          277,542
                                                   -----------      -----------
      Total cost of revenues .................         871,372        1,181,959
Amortization of software development costs ...         352,482          263,829
                                                   -----------      -----------
                                                     1,223,854        1,445,788
                                                   -----------      -----------
Gross margin .................................         113,033          490,312

Selling, general and administrative expenses .         926,505        1,121,990
                                                   -----------      -----------
                                                      (813,472)        (631,678)
Interest income and other, net ...............           7,233           26,784
                                                   -----------      -----------
Loss before benefit for income taxes .........        (806,239)        (604,894)
Benefit for income taxes .....................              --         (241,958)
                                                   -----------      -----------
Net loss .....................................     $  (806,239)     $  (362,936)
                                                   ===========      ===========

Net loss per basic and diluted share .........     $     (0.23)     $     (0.10)
                                                   ===========      ===========

Weighted average shares outstanding ..........       3,478,402        3,467,984
                                                   ===========      ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   Six Months Ended November 30,
                                                   ----------------------------
                                                       1999             1998
                                                   -----------      -----------
Revenues:
      Software license fees ..................     $   457,491      $   380,732
      Services ...............................         626,768        1,458,089
      Hardware ...............................         600,703        1,267,961
      Maintenance ............................         692,920          633,009
                                                   -----------      -----------
      Total revenues .........................       2,377,882        3,739,791
                                                   -----------      -----------

Cost of revenues:
      Cost of license fees ...................          80,806           95,157
      Cost of services .......................         621,389          735,051
      Cost of hardware .......................         457,453        1,032,237
      Cost of maintenance ....................         532,790          628,486
                                                   -----------      -----------
      Total cost of revenues .................       1,692,438        2,490,931
Amortization of software development costs ...         704,964          527,658
                                                   -----------      -----------
                                                     2,397,402        3,018,589
                                                   -----------      -----------
Gross margin .................................         (19,520)         721,202

Selling, general and administrative expenses .       1,807,308        2,039,904
                                                   -----------      -----------
                                                    (1,826,828)      (1,318,702)

Interest income and other, net ...............          22,496           53,010
                                                   -----------      -----------
Loss before benefit for income taxes .........      (1,804,332)      (1,265,692)
Benefit for income taxes .....................              --         (506,276)
                                                   -----------      -----------
Net loss .....................................     $(1,804,332)     $  (759,416)
                                                   ===========      ===========

Net loss per basic and diluted share .........     $     (0.52)     $     (0.22)
                                                   ===========      ===========

Weighted average shares outstanding ..........       3,473,164        3,467,984
                                                   ===========      ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        Six Months Ended November 30,
                                                        ----------------------------
                                                            1999             1998
                                                        -----------      -----------
Operating activities
Net loss ..........................................     $(1,804,332)     $  (759,416)
Adjustments to reconcile net loss to net
   cash (used in) provided by operating activities:
      Depreciation ................................          57,850           54,292
      Benefit for deferred income taxes ...........              --         (506,276)
      Amortization of software development costs ..         704,964          527,658
      Amortization of deferred compensation .......          37,950           37,950
      Changes in operating assets and liabilities:
         Accounts receivable ......................         270,147          263,243
         Unbilled revenue .........................          90,981          744,503
         Other current assets and other ...........          16,784           (2,317)
         Accounts payable .........................          (2,175)          13,163
         Accrued expenses .........................        (226,133)          57,793
         Deferred revenue .........................         386,800          (44,617)
                                                        -----------      -----------
Net cash (used in) provided by operating activities        (467,164)         385,976
                                                        -----------      -----------

Investing activities
Software development costs ........................        (621,237)        (533,818)
Purchase of short-term investments ................      (1,983,012)      (7,568,831)
Redemption of short-term investments ..............       2,913,221        7,772,214
Capital expenditures ..............................         (26,096)         (16,241)
                                                        -----------      -----------
Net cash provided by (used in) investing activities         282,876         (346,676)
                                                        -----------      -----------

Financing activities
Net proceeds from private placement ...............       1,182,000               --
                                                        -----------      -----------
Net cash provided by financing activities .........       1,182,000               --
                                                        -----------      -----------

Increase in cash and cash equivalents .............         997,712           39,300
Cash and cash equivalents at beginning of  period .         101,148          384,034
                                                        -----------      -----------
Cash and cash equivalents at end of period ........     $ 1,098,860      $   423,334
                                                        ===========      ===========

Supplemental disclosures of cash flow information:
Cash paid for income taxes ........................     $     8,956      $    14,785
                                                        ===========      ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 1999
                                   (unaudited)

1. Background and Basis of Financial Statement Presentation

      The accompanying unaudited financial statements of Robocom Systems International Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's operations consist of the development and marketing of automated warehouse management systems and related software which is used by various commercial enterprises primarily located in the United States, Australia and Europe. The Company licenses and installs its proprietary software product RIMS.2001, which is an "off-the-shelf" inventory management system. The Company also provides related services, including modification, project management, training, implementation support, maintenance and the sale of hardware and third party software.

      Operating results for the six month period ended November 30, 1999 are not necessarily indicative of the results that may be expected for the year ended May 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 1999.

2. Private Placement Offering

      On November 30, 1999, the Company raised net proceeds of $1,182,000 in a private placement offering of its common stock with a group of the Company's founders and executive management team. In exchange for $1,182,000, 948,000 shares of common stock were issued together with five year warrants to purchase up to 355,500 shares of common stock at exercise prices ranging from $1.50 to $4.00. Subsequent to this financing, the Company has 4,415,984 shares outstanding, of which the Company's directors and executive officers own in the aggregate, approximately 59%.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended November 30, 1999 and November 30, 1998

      Revenues. Total revenues decreased by approximately 31% to $1,336,887 in the three months ended November 30, 1999 as compared to $1,936,100 in the three months ended November 30, 1998. Software license fees increased by approximately 157% during the 1999 period as compared to the 1998 period primarily due to domestic sales of RIMS.2001 software licenses with a high number of users in the three months ended November 30, 1999, as compared to the three months ended November 30, 1998. Service revenues decreased by approximately 58% for the 1999 period as compared to the 1998 period, primarily due to lower revenues from services provided for installations of RIMS software and a lower number of installations of computer systems networks and office software in the 1999 period. Hardware revenues decreased by approximately 43% during the 1999 period as compared to the 1998 period, primarily due to fewer deliveries of computer systems network and office hardware in the 1999 period. Maintenance revenues remained relatively consistent for the 1999 period as compared to the 1998 period.

      Cost of Revenues. Total cost of revenues decreased by approximately 26% to $871,372 in the three months ended November 30, 1999 as compared to $1,181,959 in the three months ended November 30, 1998. As a percentage of revenues, total cost of revenues increased to approximately 65% in the 1999 period as compared to approximately 61% in the 1998 period. As a percentage of license fee revenues, cost of license fees decreased primarily due to higher license revenues with no associated third party or distributor fees in the 1999 period as compared to the 1998 period. As a percentage of service revenues, the cost of services was significantly higher in the 1999 period as compared to the 1998 period primarily due to lower billable support services in the 1999 period. As a percentage of hardware revenues, the cost of hardware decreased due to the type of hardware installed. As a percentage of maintenance revenues, the cost of maintenance was lower in the 1999 period as compared to the 1998 period due to a larger number of maintenance contracts in operation in the 1999 period and lower costs associated with maintaining older versions.

      Amortization of Software Development Costs. Amortization of software development costs increased by approximately 34% to $352,482 in the three months ended November 30, 1999 as compared to $263,829 in the three months ended November 30, 1998. The increase was due to the commencement of amortization of capitalized software development costs for RIMS.2001 Version 4.0 in the fourth quarter of fiscal 1999, during which time such versions were first available for sale. As a percentage of revenue, the amortization of software development costs was approximately 26% in the 1999 period and 14% in the 1998 period.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by approximately 17% to $926,505 in the three months ended November 30, 1999 as compared to $1,121,990 in the three months ended November 30, 1998. The decrease is primarily due to lower advertising costs and lower costs to support the two international offices. As a percentage of revenue, selling, general and administrative expenses increased to approximately 69% in the 1999 period as compared to approximately 58% in the 1998 period. The increase in selling, general and administrative expense as a percentage of revenues is due to lower revenues in the 1999 period as selling, general and administrative expenses do not result in attendant increases in revenues.

      Interest Income and Other, net. Interest income decreased by $19,551 to $7,233 in the three months ended November 30, 1999 as compared to the three months ended November 30, 1998. The decrease is primarily due to the reduction of the remaining net proceeds from the Company's June 1997 initial public offering, which were utilized for software development and working capital requirements.

      Benefit for Income Taxes. Since the Company is operating at a loss, no provision or benefit is reflected in the 1999 period. No deferred tax expense has been recorded in the 1999 period as the Company continues to record a valuation allowance to reserve for the net deferred tax assets. The benefit for income taxes for the three month period ended November 30, 1998 consisted of a tax benefit reflected at 40% of the loss before the benefit for income taxes.

Comparison of Six Months Ended November 30, 1999 and November 30, 1998

      Revenues. Total revenues decreased by approximately 36% to $2,377,882 in the six months ended November 30, 1999 as compared to $3,739,791 in the six months ended November 30, 1998. The Company believes the results for the six months ended November 30, 1999 were significantly affected by the year 2000 slowdown in sales of software. Software license fees increased by approximately 20% during the 1999 period as compared to the 1998 period primarily due the increased domestic sales of RIMS.2001 software licenses in the six months ended November 30, 1999, as compared to the six months ended November 30, 1998. Software license fees from one customer accounted for approximately 12% of total revenues for the six months ended November 30, 1999. Service revenues decreased by approximately 57% for the 1999 period as compared to the 1998 period, primarily due to lower revenues from services provided for installations of RIMS.2001 software for significantly higher user licenses and a lower number of installations of computer systems networks and office software in the 1999 period. Hardware revenues decreased by approximately 53% during the 1999 period as compared to the 1998 period, primarily due to fewer deliveries of computer systems network and office hardware in the 1999 period. Maintenance revenues increased slightly to 9% for the 1999 period as compared to the 1998 period.

      Cost of Revenues. Total cost of revenues decreased by approximately 32% to $1,692,438 in the six months ended November 30, 1999 as compared to $2,490,931 in the six months ended November 30, 1998. As a percentage of revenues, total cost of revenues increased to approximately 71% in the 1999 period as compared to approximately 67% in the 1998 period. As a percentage of license fee revenues, cost of license fees decreased primarily due to higher license revenues with no associated third party or distributor fees in the 1999 period as compared to the 1998 period. As a percentage of service revenues, the cost of services was significantly higher in the 1999 period as compared to the 1998 period primarily due to lower billable support services in the 1999 period. As a percentage of hardware revenues, the cost of hardware decreased due to the type of hardware installed. As a percentage of maintenance revenues, the cost of maintenance was lower in the 1999 period as compared to the 1998 period due to a larger number of maintenance contracts in operation in the 1999 period. In the 1998 period, several RIMS versions and language translations had been released and therefore, required higher initial maintenance.

      Amortization of Software Development Costs. Amortization of software development costs increased by approximately 34% to $704,964 in the six months ended November 30, 1999 as compared to $527,658 in the six months ended November 30, 1998. The increase was due to the commencement of amortization of capitalized software development costs for RIMS.2001 Version 4.0 in the fourth quarter of fiscal 1999, during which time such versions were first available for sale. As a percentage of revenue, the amortization of software development costs was approximately 30% in the 1999 period and 14% in the 1998 period.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by approximately 11% to $1,807,308 in the six months ended November 30, 1999 as compared to $2,039,904 in the six months ended November 30, 1998. As a percentage of revenue, selling, general and administrative expenses increased to approximately 76% in the 1999 period as compared to approximately 55% in the 1998 period. The increase in selling, general and administrative expense as a percentage of revenues is due to lower revenues in the 1999 period as selling, general and administrative expenses do not result in attendant increases in revenues.

      Interest Income and Other, net. Interest income decreased by $30,514 to $22,496 in the six months ended November 30, 1999 as compared to the six months ended November 30, 1998. The decrease is primarily due to the reduction of the remaining net proceeds from the Company's June 1997 initial public offering, which were utilized for software development and working capital requirements.

      Benefit for Income Taxes. Since the Company is operating at a loss, no provision or benefit is reflected in the 1999 period. No deferred tax expense has been recorded in the 1999 period as the Company continues to record a valuation allowance to reserve for the net deferred tax assets. The benefit for income taxes for the six month period ended November 30, 1998 consisted of a tax benefit reflected at 40% of the loss before the benefit for income.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has a bank line of credit (the "Line of Credit"), which expires on September 30, 2000 and provides for borrowings of up to $2,000,000. Amounts outstanding under the Line of Credit are payable on demand and are collateralized by the assets of the Company. Borrowings bear interest at the prime rate (8.50% at January 14, 2000). The Company had no borrowings under the Line of Credit at November 30, 1999. In the future, however, the Company may borrow against this or a subsequent line of credit. The amount available under the Line of Credit is reduced by a $50,000 standby letter of credit with the same bank, which is being utilized as collateral for a vendor and which expires on December 31, 2000.

      Net cash used by operating activities was $467,164 in the six months ended November 30, 1999 and net cash provided by operating activities was $385,976 in the six months ended November 30, 1998. Cash flows from operations decreased in the 1999 period primarily due to a higher loss from operations and lower unbilled revenues.

      The Company capitalized $621,237 and $533,818 in the six months ended November 30, 1999 and 1998, respectively, for software development costs. The capitalized software development costs in process in the 1999 period included costs of adding, among other things, functionality to provide additional internet and intranet-based capability to the standard RIMS.2001 product. The Company expended $26,096 and $16,241 in the six months ended November 30, 1999 and 1998, respectively, for purchases of equipment.

      As of November 30, 1999, the Company had $1,098,860 in cash and cash equivalents and working capital of $1,387,921.

      On November 30, 1999, the Company issued 948,000 shares of common stock and warrants to purchase up to 355,500 shares of common stock at exercise prices ranging from $1.50 to $4.00. The Company raised net proceeds of $1,182,000 from this private placement offering.

      Management believes that cash flow from operations, existing cash and cash equivalents and short-term investments and amounts available under the Line of Credit will be sufficient to meet the Company's currently anticipated working capital and software development requirements for the next twelve months. The Company's working capital needs for the next twelve months include approximately $1,200,000 for software development costs.

Year 2000 Readiness Disclosure

      The Company's primary software, RIMS.2001, is Year 2000 compliant, which means that it is not adversely affected by the century change. RIMS.2001 will function properly and as would be expected for all dates before and beyond the year 2000. The RIMS application uses a modern fourth generation software language (Progress) that supports Year 2000 and was designed with Year 2000 in mind. For clients with customized systems or systems that pre-date the Company's standard RIMS.2001 product line, the Company has made every effort to ensure that the maintained application operates properly with regard to the century transition. The Company has determined that there were no material issues associated with Year 2000 compliance.

PART II. OTHER INFORMATION:

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company's Annual Meeting of shareholders was held on October 29, 1999. At the meeting, the only matter acted upon by the shareholders was the election of seven directors to the Board of Directors. As of September 20, 1999, the record date for the Annual Meeting, 3,467,984 shares of common stock were outstanding and eligible to vote. Of the 2,541,639 shares of common stock voted at the meeting, in person or by proxy, the number of votes in favor of and against each director was as follows:

           Director           Votes cast in favor      Votes cast against
           --------           -------------------      ------------------
   Irwin Balaban                   2,521,189                 20,450
   Mark Berhman                    2,527,589                 14,050
   David Dinin                     2,528,589                 13,050
   Herbert Goldman                 2,527,589                 14,050
   William J. Hancock              2,528,589                 13,050
   Lawrence B. Klein               2,527,589                 14,050
   Yacov Shamash                   2,528,589                 13,050

No other matters were brought before the meeting for a shareholder vote.

ITEM 5. OTHER INFORMATION

      On November 30, 1999, the Company sold 11.85 units, each unit consisting of (i) 80,000 shares of common stock, par value $.01 per share, (ii) a five-year warrant to purchase up to 5,000 shares of common stock at exercise price of $1.50 per share, (iii) a five-year warrant to purchase up to 10,000 shares of common stock at exercise price of $2.50 per share, and (iv) a five-year warrant to purchase up to 15,000 shares of common stock at exercise price of $4.00 per share. The Company raised net proceeds of $1,182,000 from this private placement offering which was sold primarily to a group of the Company's directors and executive officers.

      The offering and sale of the units was exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits
      Exhibit Number          Description
      --------------          -----------

          10.1           Consulting Agreement between the Company and William J.
                         Hancock dated November 23, 1999

          10.2           Form of Warrant issued in November 1999

          27             Financial Data Schedule

      (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the second quarter of fiscal
2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Massapequa, New York, on January 14, 2000.

                                 ROBOCOM SYSTEMS INTERNATIONAL INC.


                                      By:  /s/David Dinin
                                           -------------------------------------
                                           David Dinin
                                           President and Chief Executive Officer


                                      By:  /s/Elizabeth A. Burke
                                           -------------------------------------
                                           Elizabeth A. Burke
                                           Vice President - Finance and Chief
                                           Financial Officer

                                  Exhibit Index

Exhibit
Number                         Description
------                         -----------

10.1 Consulting Agreement between the Company and William J. Hancock dated November 23, 1999

10.2        Form of Warrants issued in November 1999

27          Financial Data Schedule