Form 10QSB
period 2000-02-29
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2000-04-14
CIK 1039757

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended: February 29, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________________ to ______________________

Commission file number 0-22735.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            New York                                         11-2617048
  -------------------------------                       -------------------
  (State or Other Jurisdiction of                        (I.R.S. Employer
  Incorporation or Organization)                        Identification No.)

                  511 Ocean Avenue, Massapequa, New York 11758
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  516-795-5100
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
      (Former Name, Address and Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Registrant had 4,495,984 shares of common stock outstanding as of April 14, 2000.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                   FORM 10-QSB

                                      INDEX

PART I.    Financial Information


Item 1.    Financial Statements:                                        Page no.

           Balance Sheets - February 29, 2000 and May 31, 1999.........    3

           Statements of Operations - Three months ended
             February 29, 2000 and 1999 ...............................    4

           Statements of Operations - Nine months ended
             February 29, 2000 and 1999 ...............................    5

           Statements of Cash Flows - Nine months ended
             February 29, 2000 and 1999 ...............................    6

           Notes to Financial Statements...............................    7

Item 2.    Management's Discussion and Analysis or
             Plan of Operation.........................................    8

PART II.   Other Information:

Item 5.    Other Information...........................................   12

Item 9.    Exhibits and Reports on Form 8-K............................   12

Signatures.............................................................   12

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                                             February 29, 2000   May 31, 1999
                                                                             -----------------   ------------
Assets                                                                          (Unaudited)
Current assets:
    Cash and cash equivalents ...............................................   $     59,250    $    101,148
    Short-term investments ..................................................      1,276,935       1,144,136
    Accounts receivable, net ................................................      1,381,913       1,694,241
    Unbilled revenue ........................................................        100,710         272,733
    Deferred taxes ..........................................................        152,511         177,305
    Other current assets ....................................................        234,161         242,580
                                                                                ------------    ------------
Total current assets ........................................................      3,205,480       3,632,143

Property and equipment, net .................................................        256,680         314,872
Software development costs, net .............................................      4,501,260       4,632,208
Other assets ................................................................         11,439          15,991
                                                                                ============    ============
Total assets ................................................................   $  7,974,859    $  8,595,214
                                                                                ============    ============

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable ........................................................   $    866,031    $    294,579
    Accrued expenses ........................................................        814,288         946,981
    Deferred revenue ........................................................        538,612         509,494
                                                                                ------------    ------------
Total current liabilities ...................................................      2,218,931       1,751,054
Deferred tax liabilities ....................................................        196,649         221,444
                                                                                ------------    ------------
Total liabilities ...........................................................      2,415,580       1,972,498
                                                                                ------------    ------------

Shareholders' equity:
    Preferred stock, $.01 par value; 1,000,000 shares authorized; none
       issued ...............................................................             --              --
                                                                                ------------    ------------
    Common stock, $.01 par value; 10,000,000 shares authorized; 4,495,984 and
      3,467,984 shares issued and outstanding at
      February 29, 2000 and at May 31, 1999, respectively ...................         44,960          34,680
    Additional paid-in capital ..............................................     11,842,471      10,571,882
    Accumulated deficit .....................................................     (6,300,490)     (3,899,259)
    Deferred compensation ...................................................        (27,662)        (84,587)
                                                                                ------------    ------------
Total shareholders' equity ..................................................      5,559,279       6,622,716
                                                                                ------------    ------------
Total liabilities and shareholders' equity ..................................   $  7,974,859    $  8,595,214
                                                                                ============    ============

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                              Three Months Ended February 29,
                                                                              -------------------------------
                                                                                    2000             1999
                                                                               --------------    -----------
Revenues:
      Software license fees...................................................    $   140,068    $   413,709
      Services ................................................................       505,301        687,388
      Hardware ................................................................     1,191,582        435,106
      Maintenance .............................................................       316,076        320,634
                                                                                  -----------    -----------
      Total revenues ..........................................................     2,153,027      1,856,837
                                                                                  -----------    -----------

Cost of revenues:
      Cost of license fees ....................................................       112,475        112,832
      Cost of services ........................................................       295,300        346,906
      Cost of hardware ........................................................       846,372        452,648
      Cost of maintenance .....................................................       248,513        295,041
                                                                                  -----------    -----------
      Total cost of revenues ..................................................     1,502,660      1,207,427
Amortization of software development costs............                                385,872        263,829
                                                                                  -----------    -----------
                                                                                    1,888,532      1,471,256
                                                                                  -----------    -----------
Gross margin ..................................................................       264,495        385,581

Selling, general and administrative expenses ..................................       872,259        867,283
                                                                                  -----------    -----------
                                                                                     (607,764)      (481,702)
Interest income and other, net ................................................        10,863         16,876
                                                                                  -----------    -----------
Loss before benefit for income taxes ..........................................      (596,901)      (464,826)
Benefit for income taxes ......................................................            --       (171,711)
                                                                                  -----------    -----------
Net loss ......................................................................   $  (596,901)   $  (293,115)
                                                                                  ===========    ===========
Net loss per basic and diluted share ..........................................   $     (0.14)   $     (0.08)
                                                                                  ===========    ===========
Weighted average shares outstanding............................................     4,420,380      3,467,984
                                                                                  ===========    ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                  Nine Months Ended February 29,
                                                  ------------------------------
                                                       2000             1999
                                                  -----------       -----------
Revenues:
       Software license fees ...................  $   597,559       $   794,441
       Services ................................    1,132,069         2,145,477
       Hardware ................................    1,792,285         1,703,067
       Maintenance .............................    1,008,996           953,643
                                                  -----------       -----------
       Total revenues ..........................    4,530,909         5,596,628
                                                  -----------       -----------
Cost of revenues:
       Cost of license fees ....................      193,281           207,989
       Cost of services ........................      916,689         1,081,958
       Cost of hardware ........................    1,303,825         1,484,885
       Cost of maintenance .....................      781,303           923,527
                                                  -----------       -----------
       Total cost of revenues ..................    3,195,098         3,698,359
Amortization of software development costs .....    1,090,836           791,487
                                                  -----------       -----------
                                                    4,285,934         4,489,846
                                                  -----------       -----------
Gross margin ...................................      244,975         1,106,782

Selling, general and administrative expenses ...    2,679,566         2,907,187
                                                  -----------       -----------
                                                   (2,434,591)       (1,800,405)
Interest income and other, net .................       33,360            69,887
                                                  -----------       -----------
Loss before benefit for income taxes ...........   (2,401,231)       (1,730,518)
                                                  -----------       -----------
Benefit for income taxes .......................           --          (677,987)
                                                  -----------       -----------
Net loss .......................................  $(2,401,231)      $(1,052,531)
                                                  ===========       ===========
Net loss per basic and diluted share ...........  $     (0.63)      $     (0.30)
                                                  ===========       ===========

Weighted average shares outstanding ............    3,787,750         3,467,984
                                                  ===========       ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                Nine Months Ended February 29,
                                                                -----------------------------
                                                                     2000            1999
                                                                ------------    ------------
Operating activities
Net loss ....................................................   $ (2,401,231)   $ (1,052,531)
Adjustments to reconcile net loss to net
   cash (used in) provided by operating activities:
    Depreciation ............................................         87,966          82,033
    Benefit for deferred income taxes .......................             --        (677,988)
    Amortization of software development costs ..............      1,090,836         791,487
    Amortization of deferred compensation ...................         56,925          56,925
    Changes in operating assets and liabilities:
       Accounts receivable ..................................        283,572         362,001
       Unbilled revenue .....................................        172,023         600,821
       Other current assets and other .......................         (2,885)       (123,686)
       Accounts payable .....................................        571,452           8,253
       Accrued expenses .....................................       (132,692)         20,983
       Deferred revenue .....................................         73,728         134,529
                                                                ------------    ------------
Net cash (used in) provided by operating activities..........       (200,306)        202,827
                                                                ------------    ------------

Investing activities
Software development costs ..................................       (959,888)       (848,153)
Purchase of short-term investments ..........................     (4,144,964)    (10,061,380)
Redemption of short-term investments ........................      4,012,165      10,546,340
Capital expenditures ........................................        (29,774)        (21,681)
                                                                ------------    ------------
Net cash used in investing activities .......................     (1,122,461)       (384,874)
                                                                ------------    ------------
Financing activities
Net proceeds from private placement .........................      1,280,869              --
                                                                ------------    ------------
Net cash provided by financing activities ...................      1,280,869              --
                                                                ------------    ------------
Decrease in cash and cash equivalents .......................        (41,898)       (182,047)
Cash and cash equivalents at beginning of  period ...........        101,148         384,034
                                                                ------------    ------------
Cash and cash equivalents at end of period ..................   $     59,250    $    201,987
                                                                ============    ============
Supplemental disclosures of cash flow information:
Cash paid for income taxes ..................................   $     11,253    $     17,467
                                                                ============    ============

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
                          NOTES TO FINANCIAL STATEMENTS
                                February 29, 2000
                                   (unaudited)

1.   Background and Basis of Financial Statement Presentation

   The accompanying unaudited financial statements of Robocom Systems International Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's operations consist of the development and marketing of automated warehouse management systems and related software, which is used by various commercial enterprises primarily located in the United States, Australia and Europe. The Company licenses and installs its proprietary software product, RIMS, which is an "off-the-shelf" inventory management system. The Company also provides related services, including modification, project management, training, implementation support, maintenance and the sale of hardware and third party software.

   Operating results for the nine-month period ended February 29, 2000 are not necessarily indicative of the results that may be expected for the year ended May 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 1999.

2.    Private Placement Offering

   On November 30, 1999 and February 25, 2000, the Company raised aggregate net proceeds of $1,280,869 in private placement offering of its common stock, primarily with a group of the Company's founders and executive management team. In exchange for the net proceeds, 1,028,000 shares of common stock were issued, together with five-year warrants to purchase up to 385,500 shares of common stock at exercise prices ranging from $1.50 to $4.00. Subsequent to this financing, the Company has 4,495,984 shares outstanding, of which the Company's directors and executive officers own in the aggregate approximately 58%.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended February 29, 2000 and February 28, 1999

      Revenues. Total revenues increased by approximately 16% to $2,153,027 in the three months ended February 29, 2000 as compared to $1,856,837 in the three months ended February 28, 1999. Software license fees decreased by approximately 66% primarily due to lower sales, both domestically and internationally, in the three months ended February 29, 2000, as compared to the three months ended February 28, 1999, due to a significant slowdown in new contracts principally as a result of Year 2000 concerns. Software license fees should accelerate beginning in the fourth quarter of fiscal 2000 due to the elimination of these concerns and the Company's investments in sales and marketing. Service revenues decreased by approximately 27% for the 2000 period as compared to the 1999 period, primarily due to lower revenues from services provided for fewer installations of RIMS software in the 2000 period as a result of the slowdown in new contracts. Hardware revenues increased by approximately 174% during the 2000 period as compared to the 1999 period, primarily due to significant sales of RIMS related hardware to two customers offset in part, by fewer sales of hardware related to computer systems networks in the 2000 period. Maintenance revenues remained relatively consistent in the 2000 period as compared to the 1999 period due to a 20% increase in the number of sites under software maintenance offset, in part, by lower hardware related maintenance revenues in the 2000 period due to the election of several customers to discontinue hardware maintenance on older equipment.

      Cost of Revenues. Total cost of revenues increased by approximately 25% to $1,502,660 in the three months ended February 29, 2000 as compared to $1,207,428 in the three months ended February 28, 1999. As a percentage of revenues, total cost of revenues increased to approximately 70% in the 2000 period as compared to approximately 65% in the 1999 period. As a percentage of license fee revenues, cost of license fees significantly increased primarily due to lower software revenues with related third party software fees in the 2000 period as compared to a significant portion of software license revenues with no related third party software fees in the 1999 period. The cost of license fees as a percentage of license fee revenues was unusually high during the 2000 period and is expected to normalize as additional licenses are sold. As a percentage of service revenues, the cost of services increased in the 2000 period as compared to the 1999 period primarily due to lower billable support services in the 2000 period. This percentage may increase due to lower services related to modifications as the Company continues to sell primarily its standard RIMS product. As a percentage of hardware revenues, the cost of hardware decreased due to higher hardware revenues in the 2000 period as compared to the 1999 period. In addition, in the 1999 period, hardware revenues related to computer systems networks were not sufficient to cover the related overhead costs resulting in a significantly higher cost of hardware as a percentage of hardware revenues. As a percentage of maintenance revenues, the cost of maintenance was lower in the 2000 period as compared to the 1999 period due to a larger number of maintenance contracts in operation in the 2000 period and lower costs associated with maintaining older versions of RIMS.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(continued)

      Amortization of Software Development Costs. Amortization of software development costs increased by approximately 46% to $385,872 in the three months ended February 29, 2000 as compared to $263,829 in the three months ended February 28, 1999. The increase was due to the commencement of amortization of capitalized software development costs for RIMS Version 4.0 in the fourth quarter of fiscal 1999 and RIMS Version 4.2 in the third quarter of fiscal 2000, during which quarters such versions were first available for sale. As a percentage of revenue, the amortization of software development costs was approximately 18% in the 2000 period and 14% in the 1999 period.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses remained relatively consistent at $872,259 in the three months ended February 29, 2000 as compared to $867,283 in the three months ended February 28, 1999. As a percentage of revenue, selling, general and administrative expenses decreased to approximately 41% in the 2000 period as compared to approximately 47% in the 1999 period. The decrease in selling, general and administrative expenses as a percentage of revenues is due to higher revenues in the 2000 period as selling, general and administrative expenses do not result in attendant increases in revenues.

      Interest Income and Other, net. Interest income decreased by $6,013 to $10,863 in the three months ended February 29, 2000 as compared to the three months ended February 28, 1999. The decrease is primarily due to the reduction of the remaining net proceeds from the Company's June 1997 initial public offering, which were utilized for software development and working capital requirements, offset by interest income earned on the net proceeds of the private placement in November 1999.

      Benefit for Income Taxes. Since the Company is operating at a loss, no provision or benefit is reflected in the 2000 period. No deferred tax expense has been recorded in the 2000 period as the Company continues to record a valuation allowance to reserve for the net deferred tax assets. The benefit for income taxes for the three-month period ended February 28, 1999 consisted of a tax benefit reflected at 37% of the loss before the benefit for income taxes. The effective rate reflects a valuation allowance of $48,000.

Comparison of Nine Months Ended February 29, 2000 and February 28, 1999

      Revenues. Total revenues decreased by approximately 19% to $4,530,909 in the nine months ended February 29, 2000 as compared to $5,596,628 in the nine months ended February 28, 1999. The Company believes the results for the nine months ended February 29, 2000 were significantly affected by the Year 2000 slowdown in sales of software. Software license fees decreased by approximately 25%, during the 2000 period as compared to the 1999 period, primarily due to this slowdown. Software license fees should accelerate beginning in the fourth quarter of fiscal 2000 due to the elimination of Year 2000 concerns and the Company's investments in sales and marketing. Software license fees from one customer accounted for approximately 8% of total revenues for the nine months ended February 29, 2000. Service revenues decreased by approximately 47% for the 2000 period as compared to the 1999 period, primarily due to lower revenues from services provided for fewer installations of RIMS software as a result of the slowdown in new contracts and, to a lesser extent, fewer installations of computer systems networks and office software in the 2000 period. Hardware revenues increased by approximately 5% during the 2000 period as compared to the 1999 period, primarily due to the increased sale of RIMS related hardware in the 2000 period. Maintenance revenues increased by approximately 6% for the 2000 period as compared to the 1999 period due to a 20% increase in the number of sites under software maintenance offset in part, by lower hardware related maintenance revenues in the 2000 period due to the election by several customers to discontinue hardware maintenance on older equipment.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(continued)

      Cost of Revenues. Total cost of revenues decreased by approximately 14% to $3,195,098 in the nine months ended February 29, 2000 as compared to $3,698,359 in the nine months ended February 28, 1999. As a percentage of revenues, total cost of revenues increased to approximately 71% in the 2000 period as compared to approximately 66% in the 1999 period. As a percentage of license fee revenues, cost of license fees increased primarily due to lower license fee revenues with no associated third party software fees as a result of the slowdown in new contracts. As a percentage of service revenues, the cost of services was significantly higher in the 2000 period as compared to the 1999 period primarily due to lower billable support and installation services in the 2000 period as a result of the slow down in new contracts. As a percentage of hardware revenues, the cost of hardware decreased due to the type of hardware installed. As a percentage of maintenance revenues, the cost of maintenance was lower in the 2000 period as compared to the 1999 period due to a larger number of maintenance contracts in operation in the 2000 period. In the 1999 period, several RIMS versions and language translations had been released that required higher initial maintenance.

      Amortization of Software Development Costs. Amortization of software development costs increased by approximately 38% to $1,090,836 in the nine months ended February 29, 2000 as compared to $791,487 in the nine months ended February 28, 1999. The increase was due to the commencement of amortization of capitalized software development costs for RIMS Version 4.0 in the fourth quarter of fiscal 1999 and RIMS Version 4.2 in the third quarter of fiscal 2000, during which quarters such versions were first available for sale. As a percentage of revenue, the amortization of software development costs was approximately 24% in the 2000 period and 14% in the 1999 period.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by approximately 8% to $2,679,566 in the nine months ended February 29, 2000 as compared to $2,907,187 in the nine months ended February 28, 1999. As a percentage of revenue, selling, general and administrative expenses increased to approximately 59% in the 2000 period as compared to approximately 52% in the 1999 period. The increase in selling, general and administrative expenses as a percentage of revenues is due to lower revenues in the 2000 period as selling, general and administrative expenses do not result in attendant increases in revenues. The Company anticipates that sales and marketing expenses should increase due to increased emphasis on marketing RIMS.

      Interest Income and Other, net. Interest income decreased by $36,527 to $33,360 in the nine months ended February 29, 2000 as compared to the nine months ended February 28, 1999. The decrease is primarily due to the reduction of the remaining net proceeds from the Company's June 1997 initial public offering, which were utilized for software development and working capital requirements, offset, in part, by interest income earned on the net proceeds of the private placement in November 1999.

     Benefit for Income Taxes. Since the Company is operating at a loss, no provision or benefit is reflected in the 2000 period. No deferred tax expense has been recorded in the 2000 period as the Company continues to record a valuation allowance to reserve for the net deferred tax assets. The benefit for income taxes for the nine-month period ended February 28, 1999 consisted of a tax benefit reflected at 39% of the loss before the benefit for income taxes. The effective rate reflects a valuation allowance of $48,000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(continued)

LIQUIDITY AND CAPITAL RESOURCES

      The Company has a bank line of credit (the "Line of Credit"), which expires on September 30, 2000 and provides for borrowings of up to $2,000,000. Amounts outstanding under the Line of Credit are payable on demand and are collateralized by the assets of the Company. Borrowings bear interest at the prime rate (9.00% at April 14, 2000). The Company had no borrowings under the Line of Credit at February 29, 2000. In the future, however, the Company may borrow against this or a subsequent line of credit. The amount available under the Line of Credit is reduced by two $50,000 standby letters of credit with the same bank. One is being utilized as collateral for a vendor and expires on December 31, 2000. The other is being utilized as collateral for a customer and expires on February 9, 2001.

      Net cash used by operating activities was $200,306 in the nine months ended February 29, 2000 and net cash provided by operating activities was $202,827 in the nine months ended February 28, 1999. Cash flows from operations decreased in the 2000 period primarily due to a higher loss from operations.

      The Company capitalized $959,888 and $848,153 in the nine months ended February 29, 2000 and February 28, 1999, respectively, for software development costs. The capitalized software development costs in process in the 2000 period included costs of adding, among other things, functionality to provide additional internet and intranet-based capability to the standard RIMS product and universal integration to legacy and enterprise resource planning systems. The Company expended $29,774 and $21,681 in the nine months ended February 29, 2000 and February 28, 1999, respectively, for purchases of equipment.

      As of February 29, 2000, the Company had $59,250 in cash and cash equivalents and working capital of $986,549.

      To fund working capital and provide for future growth, management is currently seeking to raise additional capital through a private financing. Our inability to raise additional funds when needed could have a material adverse effect on our business, operating results and financial condition. Our capital requirements depend on many factors, including the expansion of sales and marketing, new product development (which approximates $1.2 million in the next twelve months) and the level and timing of revenue.

Impact of Year 2000

      In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In fiscal 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company incurred minimal costs in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

PART II.    OTHER INFORMATION:

ITEM 5.     OTHER INFORMATION

      On February 25, 2000, the Company sold one unit, consisting of (i) 80,000 shares of common stock, par value $.01 per share, (ii) a five-year warrant to purchase up to 5,000 shares of common stock at exercise price of $1.50 per share, (iii) a five-year warrant to purchase up to 10,000 shares of common stock at exercise price of $2.50 per share, and (iv) a five-year warrant to purchase up to 15,000 shares of common stock at exercise price of $4.00 per share. Net proceeds to the Company were $98,068 from this private placement offering.

      The offering and sale of the unit was exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof.


ITEM 9.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits
      Exhibit Number          Description
      --------------          -----------

               27       Financial Data Schedule

      (b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the third quarter of fiscal 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Massapequa, New York, on April 14, 2000.

                               ROBOCOM SYSTEMS INTERNATIONAL INC.

                                     By:  /s/David Dinin
                                          --------------------------------------
                                           David Dinin
                                           President and Chief Executive Officer

                                     By:  /s/Elizabeth A. Burke
                                          --------------------------------------
                                           Elizabeth A. Burke
                                           Vice President - Finance and Chief
                                           Financial Officer