Form 10KSB40
period 2000-05-31
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2000-09-26
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended May 31, 2000

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to ______________.

                         Commission File Number 0-22735
                                                --------

                                ----------------

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
        ----------------------------------------------------------------
                 (Name of small business issuer in its charter)

           New York                                      11-2617048
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 511 Ocean Avenue, Massapequa, New York                              11758
----------------------------------------                       -----------------
(Address of principal executive offices)                           (Zip Code)

Issuer's telephone number: (516) 795-5100

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
        ----------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure is contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year. $6,762,891

As of August 31, 2000, the issuer had outstanding 4,495,984 shares of its common stock.

As of August 31, 2000, the aggregate market value of the issuer's common stock held by non-affiliates was $8,148,971 (based upon the closing price of the issuer's common stock on The Nasdaq SmallCap Market on such date).

DOCUMENTS INCORPORATED BY REFERENCE
                                                           Part    Item
1.    Proxy Statement for the 2000 Annual Meeting of
      Stockholders to be held on October 30, 2000           III    9, 10, 11, 12

Transitional Small Business Disclosure Format (check one) Yes |_|  No |X|

                                     Part I

Item 1. Description of Business.

General

      Robocom Systems International Inc. (the "Company"), incorporated in 1982, develops, markets and supports advanced warehouse management software solutions that enable companies to realize significant cost savings by automating their warehouse operations and providing inventory visibility throughout the supply chain. The Company's primary product, RIMS, is a client-configurable software solution that enables a company's warehouse to respond to a customer order with greater accuracy and in a more timely manner, thereby turning the warehouse into a competitive advantage. RIMS operates in an open system environment and interfaces with an organization's existing information systems. In addition to providing RIMS software licenses, the Company provides installation, training, implementation support and maintenance services and resells related hardware.

Industry Background

      In recent years, a number of business trends have converged to change the historical relationships among retailers, manufacturers and suppliers, and distributors. Increasing globalization of the marketplace has resulted in greater geographic diversity of supply and production facilities and has increased competition as more suppliers are offering a greater range of product offerings at multiple price levels. In addition, a number of trends in retailing, including the emergence of virtual electronic commerce, shorter product life cycles, a significant increase in the number and variety of product offerings, and a more informed and price conscious consumer, have put increased pressure on retailers to reduce expenses to remain competitive. Consequently, distributors and retailers are seeking to reduce inventory and inventory management costs by selecting suppliers that can respond to "just-in-time" purchasing and "quick response" delivery techniques that enable the distributor or retailer to better match product inventory to actual customer demand. Retailers and other vendors also are increasingly demanding that their suppliers comply with standards for electronic commerce and very specific labeling requirements.

      As a result of these trends, manufacturers and suppliers are experiencing significant pressures to satisfy customer demands for improved product visibility delivery and reduced delivery times. Historically, manufacturers have organized their businesses primarily to increase manufacturing efficiency and output. However, as major customers shift the burden of inventory management to the manufacturer or distributor, manufacturers and distributors have refocused their business process re-engineering efforts to evaluate the service and value provided to customers from existing operations and supply chains and are seeking alternatives for streamlining the supply, warehousing and distribution process. The need to satisfy customer demand for more effective and efficient order fulfillment has caused manufacturers and distributors to seek greater communication, understanding and control over the entire supply chain. This is necessary to minimize materials inventories, ensure the timing of deliveries from suppliers, reduce manufacturing cycle times, minimize finished goods inventories, maximize the efficiency of warehousing and transportation systems and provide superior response times to customers.

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

o Support Internet Transaction and Electronic Commerce. Trading partners are increasingly expecting that systems with which they interface will be able to support electronic commerce as well as specific labeling and packaging requirements. A warehouse management system can provide compliant labeling and the data required to support electronic commerce.

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

o New Product Development. The Company intends to continue to produce a quality warehouse management system product that meets client expectations in terms of functionality, flexibility, procurement cost, implementation cost and ongoing maintenance cost. The Company believes RIMS meets these expectations and will continue to do so as the product evolves. The Company is committed to continuous product improvement through a software development program that is driven by industry focus groups and customer input. The Company intends to continue to utilize its industry, customer and supplier relationships to keep abreast of emerging standards, protocols and application programming interfaces as such trends are introduced and gain market acceptance. The Company believes Internet-based applications will drive the next significant technology change in the warehouse management system industry. The Company believes that an event driven, open, world wide web-based, multi-tiered application architecture will supplant the traditional rule based, proprietary client/server technology currently employed by its competitors. See "-- Products, "-- Third Party Hardware Products," and "-- Product Development." In addition, the Company believes the incorporation of certain management decision support tools will make the product more unique.

o Improve Vertical Market Concentration. By tailoring RIMS to support the unique size requirements of certain targeted vertical markets, the Company believes it will have a competitive advantage in selling to prospective clients regardless of size in the same industry. The Company believes the expertise developed in each of these vertical markets also will further contribute to its standard RIMS product. See "-- Products."

o International Expansion. The Company intends to continue to establish itself in the international business market. In this regard, the Company has established formal relationships with distributors in Argentina, Australia, Belgium, Israel, Luxembourg, the Netherlands, New Zealand and the United Kingdom that are established systems integrators with large client bases in their respective regions. The Company has established international sales and support offices in the Netherlands and Australia. The Company intends to establish additional international relationships. See "-- Sales and Marketing."

o Training, Implementation and Support. A key to the success of a warehouse management system supplier is its ability to provide the necessary services and expertise required to effectively implement a complex warehouse management system. The Company believes the efficiency of its implementation process will allow the Company to increase sales to prospective clients seeking standard, configurable software solutions and enable the Company to increase its market share with respect to its competitors. The Company intends to continue to develop and improve its services organization and its innovative conference room pilot program to ensure a continued simple and efficient implementation process for its clients. See "-- Service and Maintenance" and "-- Sales and Marketing."

Products

      The Company's principal product, RIMS, is a full-featured, state-of-the-art warehouse management solution. RIMS is a highly scaleable, highly configurable and flexible product with baseline functionality and features sufficient for most warehouse installations. The strength of RIMS is its adaptability to varied environments with little or no modification. In the United States, RIMS is generally sold as an entire turnkey solution that provides the Company's clients with the software, services and hardware necessary for a comprehensive warehouse management system solution. Internationally, RIMS is generally sold to clients via distributors and implemented by distributors and/or implementers.

      The Company also markets pre-configured versions of RIMS that are specifically targeted to various vertical markets such as food distribution, medical and automotive. These pre-configured versions use the basic RIMS system as the core with additional industry-specific features and functions.

      As a standard, "off-the-shelf," highly-configurable software system, RIMS is designed to be deployed in approximately four months and to achieve measurable cost savings for clients. The efficiency of implementing the Company's software solutions results from the open systems architecture of RIMS, which runs on various operating platforms (most notably Unix, Linux and NT), has a "Windows or screen" configurator and uses either Oracle or Progress database management system software. The Company believes its clients recognize cost savings throughout the warehousing and distribution processes as a result of increases in worker productivity, efficiencies in space utilization, increases in inventory accuracy due to lot number controls, product expiration date controls and product serialization controls, and the elimination of costly shipping errors through the use of bar code technology.

      RIMS. RIMS is a responsive software application designed to manage an entire warehouse operation. As a user configurable solution, RIMS incorporates numerous warehousing practices and strategies as standard capability. RIMS is an open systems solution that is not restricted to any particular equipment or computer system. As such, the application software has been installed on numerous hardware platforms and database management systems. RIMS can interface with an organization's current materials handling equipment and is easily integrated with customer or third party purchasing, electronic data exchange, bar coding, accounting, manufacturing resource planning ("MRP") and enterprise resource planning ("ERP") applications. RIMS also utilizes radio frequency communications and bar coding to provide real-time management, validation and tracking of all warehouse activities. RIMS directs personnel and equipment and manages the inventory, space, labor and equipment in the warehouse in an efficient and cost effective manner.

      RIMS is a comprehensive application that manages the receiving, put away, outbound order processes, and general warehouse operations. With each warehouse process, RIMS provides a variety of tactical choices that can be user defined to a client's specific requirements and needs and that are designed to maximize efficiency. Major system functions include:

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

o Picking and Shipping. The RIMS outbound order process analyzes each order to determine the most efficient packing, loading and shipping procedures. The order processing function is configured to match each client's management strategies. The outbound order process includes, among other features, order selection, allocation, picking, loading and shipping.

o Management. The general warehouse operations process manages the availability of space and the movement of warehouse personnel, inventory and material handling equipment through information shared by management and warehouse employees. The real-time information and product flexibility allows a client to test or implement different strategies to maximize productivity and efficiency. The system allows clients to combine multiple tasks into a single job assignment, such as grouping a put-away and picking assignment into one trip. RIMS facilitates cycle counting, automatic replenishment, product moves, inventory control and consolidation, labor tracking, system security, space utilization, vehicle management and rewarehousing.

o Standard Interfaces. The Company has developed standard, certified interfaces to two leading ERP products: MFG/PRO (QAD) and R/3 (SAP). These interfaces are available "off the shelf" and will enable users of these ERP products to seamlessly benefit from RIMS warehouse management.

Service and Maintenance

      In addition to licensing of RIMS, the Company provides its clients with a wide range of services which include:

      o     Computer software and hardware configuration services
      o     Operational process review and consultation
      o     Project management of the implementation
      o     Implementation support
      o     Configuration and User Training
      o     Customization
      o     Material handling and facility layout consulting
      o     Software and hardware maintenance services.

      With a goal of total client satisfaction, the Company offers a structured program that typically lasts four to six months and begins with the development of joint business scenarios between the Company and its client. This program includes configuration of the software and hardware, configuration training, a prototype "pilot training" program, project management and implementation support services. These programs facilitate and integrate the skill of the Company into the client's processes and operations resulting in a modeling of the client's warehouse management operations. The outcome of this program is the early identification of client operating issues prior to client implementation. In addition, this program aids in the development of standard warehouse operating procedures for the client. The Configuration course explains basic RIMS terminology and methodology related to system configuration and setup. The Company provides management and installation of operating systems, hardware, networks, communication links and relational database management tools. Standard User training for RIMS includes a Supervisors course, which provides supervisory warehouse management training which is necessary to effectively control and monitor the warehouse facility; a Operators course, a hands-on training course for warehouse workers concentrating in the execution of RIMS related tasks. In addition curriculum have been added during the past year including a post implementation class and audit of client operational procedures after implementation. Customized courses are also made available on request. A Train-the-Trainer course provides information and materials to third-party trainers who will perform the future RIMS training.

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

      In those cases in which the standard RIMS product cannot meet the clients needs, the Company can enter into contracts to perform certain modifications to the baseline product.

Third Party Hardware Products

      The Company's RIMS products use an open architecture that enables clients to use various operating systems, operate on multiple hardware platforms and inter-operate with many third party software applications and legacy systems. This open system capability enables clients to continue using their existing computer resources and to choose among a wide variety of existing and emerging computer hardware and peripheral technologies.

      In conjunction with domestic sales of RIMS, the Company offers for resale a variety of hardware products developed by third parties, including computer hardware, radio frequency terminal networks, bar code printers and scanners, and other peripherals. In addition, the Company resells computer hardware and network devices in support of office client server systems. The Company resells all third-party products pursuant to agreements with the products' manufacturers or through distributor authorized reseller agreements pursuant to which the Company is entitled to purchase products at discount prices and to receive technical support in connection with product installations and subsequent product malfunctions. The RIMS hardware-related agreements generally permit the Company to resell the third-parties' products to any RIMS user in the United States. The Company anticipates that its foreign distributors or other third party vendors will sell any hardware or peripherals required in connection with the sale of RIMS outside of the United States.

Clients

      The Company targets its marketing efforts primarily on manufacturers, distributors, retailers and wholesalers in the food processing, consumer products, petro chemical products, public utilities, pharmaceutical sectors, as well as other high-volume wholesalers.

      Client orders for the Company's RIMS products over the last three fiscal years have ranged from approximately $50,000 to over $1 million. Due to the size of most orders and the need for differing amounts of modification for each installation, the Company historically has obtained orders from a relatively small number of new clients each fiscal quarter. As a result, individual clients have often accounted for more than 10% of total revenues in a particular fiscal period. For the fiscal year ended May 31, 1998, none of the Company clients accounted for more than 10% of total revenues. For each of the fiscal years ended May 31, 1999 and 2000, the Company had one client that accounted for approximately 10% of total revenues. Because of the nature of the Company's business operations, the Company anticipates that the number of clients that account for more than 10% of total revenues for a fiscal period will vary from period to period depending on the status and timing of significant orders by a particular client or clients in any given fiscal period.

Sales and Marketing

      The Company currently markets its products and services primarily through a direct sales force in North America and directly and indirectly in other parts of the world. The Company conducts marketing and sales programs that include strategic partner development, public relations, direct mail, advertising, seminars, trade shows and ongoing client communications programs. Sales and marketing personnel are located at the Company's headquarters in Massapequa, New York. During the latter half of fiscal 1998, the Company opened two international sales and support offices in Amsterdam, Netherlands and Sydney, Australia. The mission of the international offices is to seek viable distributors in their region of operation and to technically support RIMS products.

      The Company obtains sales leads through partners, advertising, seminars, trade shows and relationships with industry consultants and other key players. A typical sales cycle begins with the generation of a sales lead or the receipt of a Request For Proposal ("RFP") from a prospective client or his representative. After qualification of the sales lead and analysis of the prospective client's requirements, a formal proposal in response to the RFP is prepared. The proposal generally describes how RIMS is expected to meet the RFP requirements and associated costs. Product demonstrations are often conducted at the prospective client's facilities using realistic data and scenarios. Site visits to other RIMS installations are also encouraged by the Company's sales staff. While the sales cycle varies substantially from opportunity to opportunity, it typically ranges from six months for a standard system and from six to 12 months for a system requiring substantial modification.

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

      The Company intends to supplement its marketing efforts by aligning itself with complimentary solutions providers and technology partners. Strategic alliances also assist the Company in keeping pace with technological developments of the major software and hardware vendors and, in certain instances, provide the Company with product development services. The Company has entered into a strategic alliance with QAD, Inc., the developer of the MFG/PRO ERP system. This relationship includes co-marketing and technology-sharing arrangements, and provides the Company access to a very large existing client bases. Purchasers of the MFG/PRO ERP system may be linked to RIMS through an application program interface module that contains software of the Company as an integral component. In addition, the Company has entered into a Solutions Integrator Agreement with Symbol Technologies, Inc. as an authorized reseller of its products and licensed software.

      The Company has developed an interface to SAP AG's ("SAP") R/3 ERP system, which is SAP certified. The Company believes its SAP-certified interface will make its RIMS product significantly more attractive to SAP clients.

      The Company currently markets RIMS through resellers located in the Argentina, Australia, Belgium, Europe, Israel, Luxembourg, the Netherlands, New Zealand and the United Kingdom. The Company's resellers are established systems integrators with large client bases in their respective regions. The Company's agreements with such resellers are not exclusive. The Company intends to establish additional non-exclusive international resellers in Europe.

      For the fiscal years ended May 31, 1998, 1999 and 2000, approximately 9.8%, 10.3% and 5.9%, respectively, of the Company's revenues were generated outside the United States. The Company expects that international sales will significantly increase because year 2000 concerns have been eliminated and as the Company adds additional international resellers. There are a number of risks inherent in the Company's current and proposed international business activities. There can be no assurance that such factors will not have an adverse effect on the ability of the Company to increase revenues from future international sales and, consequently, on the Company's results of operations.

Product Development

      The Company seeks to offer an extensive, integrated product line that provides complete warehouse management functionality to warehouses worldwide. To effect this strategy, the Company intends to continue to introduce new modules, upgraded functionality and enhancements to existing products.

      The Company, through its development and support personnel, works closely with its clients and prospective clients to determine their requirements and to design enhancements and new products to meet client needs. Using input from the user community, the Company's steering committee will select suitable enhancements for inclusion in future releases of RIMS. Product improvements are often initiated by client-funded modifications that can be incorporated into the standard package. Clients benefit by funding enhancements that improve the baseline product through lower maintenance costs and future ability to upgrade. All Company product development is performed by its employees. The Company's capitalized software development costs were $1,562,463, $1,309,213; and $1,261,600 in fiscal 1998, 1999 and 2000, respectively.

      The Company plans to undertake continuous product improvement to ensure competitiveness. New modules and features are constantly being added to the product. In May 1997, the Company released Version 3.4. In August 1997, the Company released the first pre-configured RIMS system for the food industry (RIMS.Food). In May 1998, the Company released Version 3.5, which features wave planning, standard conveyor/sortation interface and modules for picking production materials and bulk receiving. In April 1999, the Company released Version 4.0 which, based on Internet technology, enables authorized users to monitor and manage their warehouses and enables supply chain partners to access order and shipment status in real time, for the cost of an Internet connection. Version 4.0 provides Internet functionality with Microsoft Windows NT compatibility while maintaining compatibility with UNIX. In December 1999, the Company released Version 4.2, which enables users to manage and operate their warehouses using an easily managed web browser interface on either a corporate Intranet or the Internet without the need for additional software. This new Data View technology provides secure, real-time visibility and access directly into a RIMS warehouse.

      The Company is continuing its software development efforts by designing enhancements to RIMS using Internet technology that focuses on the Java programming language and Extensible Markup Language (XML). By incorporating this technology into RIMS, authorized users and their supply chain applications on the World Wide Web are able to access and manage a RIMS controlled warehouse from anywhere on the Internet. For example, a RIMS client is able to permit its authorized users to access its RIMS data repository via the Internet, which will reduce the burden on its own customer service department because the status of orders and the location of inventory for an order may be monitored directly by the authorized user (i.e., a retail client or plant manager). Protection of the client's data and restriction of unauthorized access are provided within the RIMS system using standards based authorization and encryption. Scalability and ease of maintenance are additional benefits of this architecture. The first Internet- and intranet-based, Windows NT enabled RIMS Version was released in April 1999 as Version 4.0. Version 4.2, which provides additional Internet- and intranet-based capabilities, was released in December 1999, and Version 4.3 was released in July 2000. RIMS Version 4.3 features multiwarehouse functionality, a yard management system for inbound and outbound trucks and a link to a transportation management system (TMS). RIMS Version 4.3 also highlights tasks interleaving and new system directed RF task for increased operator productivity.

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

      There can be no assurance that the development of these product enhancements will be completed successfully or that they will include the features required to achieve market acceptance. The introduction of each new release of RIMS has resulted in enhancements of earlier releases as the new releases offer improved features and functionality over prior versions. At the present time, the Company offers maintenance services for earlier releases of RIMS, the obsolescence of earlier releases has not had and is not expected to have a material impact on the Company's results of operations or financial condition. Delays or difficulties associated with introductions of new features, modules and products could have a material adverse effect on the Company's business, results of operations or financial condition.

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

      The Company believes that, unlike most of its competitors, it can compete effectively in both the high end and middle segments of the market due to the scaleability, flexibility, configurability, functionality and price of RIMS. Consequently, the Company is implementing a product family to address the high end, the middle and the middle-to-low end market segments. The Company has a large number of competitors in these markets and believes that its primary competitors in these markets are McHugh Freeman and Associates, Manhattan Associates, EXE Technologies, Inc. and Catalyst International, Inc., each of which provides complete warehouse management and distribution software. In addition, certain well-known computer manufacturers and software developers, such as SAP AG, J.D. Edwards & Co., Great Plains Software Inc. and PeopleSoft, Inc., offer integrated manufacturing or accounting software packages that include a warehouse management component. Many of the Company's competitors have greater name recognition, more extensive engineering, management and marketing capabilities and significantly greater financial, technological and personnel resources than the Company.

      Over the last few years, as software developers began to develop software for more than one client in the same industry, the market for warehouse management systems has increasingly been characterized by the industry in which the client competes. By easily tailoring RIMS to support the unique features of certain targeted markets, the Company believes it will have a competitive advantage in selling prospective clients in the same industry in which similar functionality and implementation issues arise.

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

      The Company sells its products to its clients under a non-transferable perpetual license. The Company generally licenses its products solely for the clients' internal operations and only at designated sites. The Company also makes available multi-site licenses. Multi-site licenses are discounted from the first license fee for the second site and beyond. Licensing of RIMS is based on the number of concurrent users.

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

Employees

      As of August 31, 2000, the Company had 41 employees, of which five were employees primarily in management and administration, thirteen in product development, two in software services, eleven in client support, and ten in sales and marketing. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company considers its relations with its employees to be satisfactory.

Item 2. Description of Property.

      The Company's headquarters are located in Massapequa, New York in approximately 10,000 square feet of office space that is leased from Robocom Properties, Inc., a corporation of which the principal shareholders are currently officers or directors of the Company. See "Item 12. Certain Relationships and Related Transactions". The annual rental on the corporate headquarters is $168,000 (excluding operating expenses, insurance, property taxes and assessments), subject to increases based upon fluctuations in the prime rate, as published in the Wall Street Journal. The lease expires on December 31, 2010. The Company also leases approximately 1,775 square feet of office space adjacent to this facility from an unrelated lessor. The lease on this additional space expires on February 28, 2001 and has an annual rental rate of $37,527 (excluding operating expenses and insurance).

      The Company also leases approximately 2,000 square feet in Teaneck, New Jersey. The lease expires on January 1, 2002 and may be extended by the Company for an additional five-year period. The lease has an annual rental rate of $33,330 (excluding operating expenses and insurance).

      The Company also leases approximately 1,300 square feet in Hoofddorp in the Netherlands. The lease expires on April 30, 2003 and may be extended by the Company for an additional five-year period. The lease has an annual rental rate of approximately $10,000 (excluding operating expenses and insurance). Effective August 1, 2000, the Company has subleased this facility in its entirety to an unaffiliated party.

      The Company believes that its existing facilities are sufficient for its current operations.

Item 3. Legal Proceedings.

      The Company is not a party to any material legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                     Part II

Item 5. Market for Common Equity and Related Shareholder Matters.

      The Company's Common Stock has been listed on The Nasdaq SmallCap Market under the symbol RIMS since January 25, 1999. From June 26, 1997, the date of the initial public offering of the Common Stock, to January 25, 1999, the Common stock had been listed on The Nasdaq Stock Market. The following table represents the high and low price information for the Company's Common Stock for each quarterly period in fiscal 2000, 1999 and 1998 since the initial public offering.

                               Fiscal 2000       Fiscal 1999       Fiscal 1998
                               -----------       -----------       -----------
                              High      Low     High     Low      High      Low
                              ----      ---     ----     ---      ----      ---

Quarter ended August 31      $3.000   $1.250   $4.500   $2.750   $7.719   $6.875
Quarter ended November 30     2.313    1.313    3.000    0.625    8.500    7.000
Quarter ended February 29     4.625    1.063    2.250    1.000    8.000    5.250
Quarter ended May 31          9.938    1.875    3.000    1.313    6.375    3.750

      Prices listed above are determined by the over-the-counter market and therefore do not reflect broker's fees or commissions.

      As of August 31, 2000, there were 4,495,984 shares of the Company's Common Stock outstanding held by approximately 35 shareholders of record.

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

      During fiscal 2000, the Company raised aggregate net proceeds of approximately $1,271,000 in a private placement offering of its Common Stock, primarily with a group of the Company's founders and executive management team. In exchange for the net proceeds, 1,028,000 shares of Common Stock were issued, together with five-year warrants to purchase up to 385,500 shares of Common Stock at exercise prices ranging from $1.50 to $4.00 per share.

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

Overview

      The Company's principal activities include marketing and support of comprehensive warehouse management software systems. In addition to its core business, the Company also provides, to a limited extent, system integration services in support of office client server systems. The Company licenses its RIMS warehouse management systems and, in connection with its other system integration services, certain third-party software products; it provides related services (including customization and modification, project management, training and implementation) and maintenance support; and it sells related third-party hardware products. Prior to fiscal 1997, the Company's revenues were principally derived from highly-customized RIMS warehouse systems and adaptations that required substantial modifications to meet the functionality required by clients. Over the past three fiscal years, the Company's has replaced virtually all of the customized revenues with revenues from the sale of the Company's standard RIMS warehouse management software system. As a result, the Company's future operating results are significantly dependent upon continued market acceptance of RIMS and enhancements thereto. In addition, since a substantial portion of the Company's revenues in any fiscal period are derived from relatively few sales of RIMS, both the number of new sales of RIMS and the timing of orders for, and installations of, new systems in any fiscal period, has caused and is expected to continue to cause, significant fluctuations in revenue from period to period.

      The Company's revenues are derived from software license fees, fees for services, sales of hardware and maintenance fees. Software license fees include revenue from the licensing of the Company's proprietary RIMS software and revenue from the sublicensing of certain third-party software. Software license fee revenue is recorded when the software has been delivered, the license agreement with the client has been executed and collection of the resulting receivable is deemed probable. Service revenues are derived from project management, customization and modification of licensed software, training, on-site support and implementation services. Service revenues are recorded when the service is performed. Hardware revenues are derived from the Company's resale of a variety of third-party hardware products on behalf of other manufacturers, including computer hardware, radio frequency equipment, bar code printers and other peripherals. Such revenues are recognized when the title to such hardware passes to the client. Clients typically enter into one-year maintenance agreements with the Company upon the completion of the software utilization and pay maintenance fees annually or monthly in advance. The Company recognizes revenue from each maintenance agreement ratably over the period covered by the agreement, but is only required to perform maintenance services as and when the client requests them. Historically, all of the Company's RIMS clients have entered into, and substantially all of the Company's RIMS clients have renewed, maintenance agreements with the Company.

      Prior to fiscal 2000, the Company's total revenues in any period had become less dependent upon a relatively small number of large sales. However, during fiscal 2000, the Company experienced two anomalies. First, in the fall of 1999, the Company executed a $4 million contract with one customer. In addition, during fiscal

2000, the Company experienced fewer sales of RIMS due to the year 2000 slowdown. This combination resulted in fewer new customer installations in fiscal 2000, while the significant contract with one customer contributed significantly to revenues. Revenues from the Company's five largest clients in each of fiscal 1998, 1999 and 2000 accounted for approximately 34%, 33% and 45% of total revenues, respectively. With the elimination of year 2000 concerns and the availability of financing for sales and marketing and additional product differentiation development, the Company expects the concentration of revenues with a small number of customers to decline.

      Costs of revenues represents the cost of software modification, system implementation and other services, hardware and maintenance support. Costs of services and costs of maintenance consist primarily of labor costs for client support, including personnel costs, and costs relating to subcontracted services and overhead. Typically, costs of maintenance associated with the Company's standard maintenance contract decrease over the life of the maintenance contract. The number of programmers and service and support personnel employed by the Company was 43, 29 and 29 at May 31, 1998, 1999 and 2000, respectively. Programmers also function as engineers in the development of software, as described below. Cost of hardware consists primarily of the cost of hardware sold by the Company on behalf of other manufacturers.

      Amortization of software development costs consists of the amortization of costs of engineering personnel and related development expenses, such as the development of software tools and documentation, capitalized starting at the point technological feasibility is demonstrated. The Company believes that a significant level of investment in software development is essential to achieve and maintain a market leadership position. The Company capitalized $1,562,463, $1,309,213 and $1,261,600 in fiscal 1998, 1999 and 2000, respectively, for software development costs. Research and developments costs for these periods were not significant. The Company employed 24, 17, and 14 software development employees at May 31, 1998, 1999 and 2000, respectively, some of which also functioned as programmers for the installation or modification of the Company's software. Amortization of software development costs has increased primarily due to the commencement of amortization of capitalized software development costs for RIMS Version 3.5 in May 1998, and Version 4.0 in April 1999 and Version 4.2 in December 1999, the month in which such versions were first available for sale. RIMS has been technologically feasible since 1992 and saleable since the beginning of fiscal 1995. The Company's past, current and planned product development efforts are directed at enhancing and improving RIMS. Version 4.0, based on Internet technology, enables authorized users to monitor and manage their warehouses and enables supply chain partners to access order and shipment status in real time, for the cost of an Internet connection. Version 4.0 provides Internet functionality with Microsoft Windows NT compatibility while maintaining compatibility with UNIX. Version 4.2 provides additional Internet- and intranet-based capabilities. The Company anticipates that the dollar amount of the costs capitalized will decrease during fiscal 2001. However, amortization of software development expenses will increase as new RIMS releases become available for sale. RIMS Version 4.3 was released in July 2000. Some of RIMS Version 4.3 new features include multiwarehouse functionality, a yard management system for inbound and outbound trucks and a link to a transportation management system (TMS). As a percentage of total revenue, however, the Company anticipates that amortization of software development expenses will decrease as revenues increase.

      Selling, general and administrative expenses consist primarily of salaries for sales, marketing, administrative, executive and financial personnel, commissions paid to sales personnel and travel and promotional expenses. The sales and marketing, general and administrative staff consisted of 24, 21 and 20 employees at May 31, 1998, 1999 and 2000, respectively. The Company anticipates that such expenses will decrease as a percentage of total revenues as revenues increase.

Results of Operations:

      The following table sets forth, for the periods indicated, certain statement of operations data:

                                 (In thousands)

                                                        Year ended May 31,
                                                  ------------------------------
                                                    1998       1999       2000
                                                  -------    -------    -------
Revenue:
   Software license fees                          $ 1,670    $ 1,166    $   916
   Services                                         2,266      2,802      1,733
   Hardware                                         2,560      2,301      2,804
   Maintenance                                      1,048      1,276      1,310
                                                  -------    -------    -------
   Total revenues                                   7,544      7,545      6,763
                                                  -------    -------    -------

Cost of revenue:
  Cost of license fees                                389        280        161
  Cost of services                                  2,163      1,511      1,255
  Cost of hardware                                  2,491      1,924      2,128
  Cost of maintenance                                 709      1,193      1,012
                                                  -------    -------    -------
  Total cost of revenues                            5,752      4,908      4,556
                                                  -------    -------    -------

Amortization of software
  development costs                                   730      1,085      1,477
                                                  -------    -------    -------
Gross margin                                        1,062      1,552        730
Selling, general and administrative
  expenses                                          3,234      3,799      3,673
                                                  -------    -------    -------
Loss from operations                               (2,172)    (2,247)    (2,943)
Interest expense (income), net                       (173)       (85)       (46)
                                                  -------    -------    -------
Loss before income taxes                           (1,999)    (2,162)    (2,897)
Provision (benefit) for income taxes                  722       (678)        --
Proforma provision (benefit) for income taxes        (128)        --         --
                                                  -------    -------    -------
Net income (loss)                                 $(2,593)   $(1,484)   $(2,897)
                                                  =======    =======    =======

Comparison of Fiscal Years Ended May 31, 1999 and May 31, 2000

      Revenue. Total revenue decreased from $7,544,989 in the year ended May 31, 1999 to $6,762,891 for the year ended May 31, 2000. The Company believes these results were significantly affected by the Year 2000 slowdown in sales of software. Software license fees decreased by approximately 21% in fiscal 2000 as compared to fiscal 1999, primarily due to this slowdown. The Company believes its fiscal 2000 results were greatly affected by the year 2000 slowdown in sales of software. In particular, international sales were less than 6% of revenues whereas in the past two fiscal years, international sales accounted for approximately 10% of revenues. Services revenues decreased by approximately 38% in fiscal 2000 as compared to fiscal 1999, primarily due to lower revenues from services provided for fewer installations of RIMS software as a result of the slowdown in new contracts, and to a lesser extent, fewer installations of computer systems networks and office software in the 2000 period. Hardware revenues increased by approximately 22% in fiscal 2000 as compared to fiscal 1999, primarily due to increased sales of RIMS-related hardware in the 2000 period. Maintenance revenues increased by approximately 3% in fiscal 2000 as compared to fiscal 1999, due to the increased number of sites under maintenance offset, in part, by lower hardware related maintenance revenues in the 2000 period due to the election by several customers to discontinue hardware maintenance on older equipment.

      Cost of Revenues. Total cost of revenues decreased by approximately 7% from $4,907,471 in fiscal 1999 to $4,556,178 in fiscal 2000. As a percentage of revenue, total cost of revenues increased from approximately 65% in fiscal 1999 to approximately 67% in fiscal 2000. As a percentage of license fee revenues, cost of license fees decreased to approximately 18% in fiscal 2000 as compared to approximately 24% in fiscal 1999. This decrease is primarily due to higher license fee revenues with no associated third party software fees in fiscal 2000. As a percentage of services revenues, the cost of services was significantly higher in fiscal 2000 as compared to fiscal 1999, primarily due to lower billable support and installation services as a result of the slowdown in new contracts. As a percentage of hardware revenues, the cost of hardware was lower in fiscal 2000 due to increased sales of the lower-cost RIMS related hardware and significantly lower sales of higher cost hardware related to computer systems networks in the 2000 period. As a percentage of maintenance revenues, the cost of maintenance was significantly lower in the fiscal 2000 period due to a larger number of maintenance contracts in operation in the 2000 period, improved quality control procedures prior to product release and lower costs associated with maintaining older versions of RIMS. In the 1999 period, several RIMS versions and language translations had been released that required higher initial maintenance.

      Amortization of Software Development Costs. Amortization of software development costs increased by approximately 36% from $1,084,867 in fiscal 1999 to $1,476,708 in fiscal 2000. The increase was due to the commencement of amortization of capitalized software development costs for RIMS Version 4.0 in April 1999 and Version 4.2 in December 1999, the month in which such versions were first available for sale. As a percentage of revenue, the amortization of software development costs was approximately 14% in fiscal 1999 and approximately 22% in fiscal 2000.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by approximately 3% from $3,799,846 in fiscal 1999 to $3,673,533 in fiscal 2000. As a percentage of revenue, selling, general and administrative expenses increased from approximately 50% in fiscal 1999 to approximately 53% for the 2000 period. The increase in selling, general and administrative expenses as a percentage of revenues is due to lower revenues in the 2000 period as selling, general and administrative expenses do not result in attendant increases in revenues. Several reductions in selling, general and administrative expenses were reflected in sales and marketing expenses and lower insurance costs. Higher consulting services and higher travel expenses offset these reductions.

      Interest Expense (Income), net. Interest income decreased by $38,920 to $46,432 in fiscal 2000 as compared to $85,352 in fiscal 1999. The decrease is primarily due to the reduction of the remaining net proceeds from the Company's public offering, which was utilized for software development and working capital requirements, offset, in part, by interest income earned on the net proceeds of the private placement fiscal 2000.

      Provision (Benefit) for Income Taxes. No net deferred tax expense was recorded as the Company continues to record a valuation allowance to reserve for the net deferred tax asset. An additional valuation allowance of approximately $1,100,000 was provided for fiscal 2000 because of uncertainty, based on the Company's historical operating results, with respect to realization of deferred tax assets. The benefit for income taxes for fiscal 1999 consisted of a tax benefit reflected at 40% of the loss before the provision for income taxes. A valuation allowance of approximately $221,000 was provided for in the fourth quarter of fiscal 1999.

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

      Amortization of Software Development Costs. Amortization of software development costs increased by approximately 49% from $729,943 in fiscal 1998 to $1,084,867 in fiscal 1999. The increase was due to the commencement of amortization of capitalized software development costs for RIMS Version 3.5 and several language translations in May 1998 and Version 4.0 in April 1999, the month in which such versions were first available for sale. As a percentage of revenue, the amortization of software development costs were approximately 10% in fiscal 1998 and approximately 14% in fiscal 1999.

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

Fluctuations in Operating Results

      The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future, depending upon a number of factors, such as the length of the Company's sales cycle, the unanticipated cancellation of significant license agreements, the timing of new version releases by the Company and its competitors, budgeting cycles of the Company's clients, demand for the Company's software, software life cycles, acceptance of new software introduced by the Company and its competitors, the size and timing of client orders, changes in the proportion of revenues attributable to software license fees versus services, changes in the level of operating expenses and general economic conditions. In addition, a significant portion of the Company's revenues has been derived from relatively few sales of licenses for RIMS, and, consequently, the timing of such sales has caused material fluctuations in the Company's operating results. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

      Because the Company recognizes a significant portion of revenues over the installation period of the system (which, although designed to be completed in approximately four months, generally ranges from four to eight months in duration as a result of the client's scheduling requirements) and because installation commences promptly after execution of the related license agreement, the Company does not maintain a significant backlog. Software license fees for each quarter depend in part on orders for which implementation has begun during that quarter and on license agreements under implementation that were executed in prior quarters. The sales cycle for RIMS typically ranges from four to six months, and contract signing may be delayed for a number of reasons, including client budgetary constraints and internal authorization reviews. In addition, delays in the completion of a contract may require that the revenues associated with such contract be recognized over a longer period. Consequently, the Company's business, results of operations or financial condition for a quarter could be materially adversely affected by implementation delays.

Liquidity and Capital Resources

      During fiscal 2000, the Company funded its operations primarily through cash generated from the net proceeds of the Private Placement of its Common Stock in November 1999 and February 2000. The Company raised net proceeds of approximately $1,271,000 in these private placement offerings of its common stock with a group of the Company's founders and executive management team. In exchange for the proceeds, 1,028,000 shares of common stock were issued together with five-year warrants to purchase up to 385,500 shares of common stock at exercise prices ranging from $1.50 to $4.00. In fiscal 1999 and fiscal 1998, the Company funded its operations primarily through cash flow from operations and cash generated from the proceeds from the Offering. The Company has a bank line of credit (the "Line of Credit"), which expires on September 30, 2000 and provides for borrowings of up to $2,000,000. Amounts outstanding under the Line of Credit are payable on demand and are collateralized by the assets of the Company. Borrowings bear interest at the prime rate (9.50% at May 31, 2000). The amount available under the Line of Credit is reduced by a $50,000 standby letter of credit with the same bank, which is being utilized as collateral for a customer and expires on February 9, 2001. There were no amounts outstanding under the Line of Credit at May 31, 2000 or August 31, 2000. The Company does not intend to renew this Line of Credit.

      Net cash used in operating activities was $613,737 in fiscal 2000. Net cash provided by operating activities was $290,251 in fiscal 1999, and net cash used in operating activities was $1,222,183 in fiscal 1998. Cash flows from operations decreased in the 2000 period primarily due to a higher loss from operations.

      The Company capitalized $1,562,463, $1,309,213 and $1,261,600 in fiscal 1998, 1999 and 2000, respectively, for software development costs. The Company did not have any material commitments for software development costs as of May 31, 2000. Any such costs will be financed through working capital.

      As of May 31, 2000, the Company had $60,673 in cash and cash equivalents, $463,833 in marketable securities and total working capital of $488,083.

      As of September 19, 2000, the Company secured additional lines of credit from three shareholders of the Company. These lines of credit provide for borrowings of up to $1,050,000 and expire on September 19, 2001. Borrowings bear interest at the prime rate plus two percent (11.50% at September 19, 2000). As of September 25, 2000, the Company had drawn down $500,000 from these lines.

      To fund working capital and provide for future growth, management is currently seeking to raise additional capital through a private financing. Our inability to raise additional funds when needed could have a material adverse effect on our business, operating results and financial condition. Our capital requirements depend on many factors, including the expansion of sales and marketing, new product development and the level and timing of revenue.

      Management believes that cash flows from operations, existing cash, cash equivalents and marketable securities and the additional ability to borrow from the lines of credit from the stockholders will be sufficient to meet the Company's currently anticipated working capital and software development requirements for the next 12 months.

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

Item 7. Financial Statements

                          INDEX TO FINANCIAL STATEMENTS

                                                                     Form 10-KSB
                                                                    Page Numbers
                                                                    ------------

Report of Independent Auditors..............................................  21

Balance Sheets as of May 31, 2000 and 1999..................................  22

Statements of Operations for the years ended May 31, 1998, 1999 and 2000....  23

Statements of Shareholders' Equity for the years ended May 31, 1998, 1999 and 2000...................................................................  24

Statements of Cash Flows for the years ended May 31, 1998, 1999 and 2000....  25

Notes to Financial Statements...............................................  26

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
  Robocom Systems International Inc.

We have audited the accompanying balance sheets of Robocom Systems International Inc. as of May 31, 2000 and 1999, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robocom Systems International Inc. at May 31, 2000 and 1999, and the results of its operations, and its cash flows for each of the three years in the period ended May 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                        /s/ Ernst & Young LLP

Melville, New York
August 7, 2000, except for the second paragraph of Note 1, as to which date is September 25, 2000.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                                          1999            2000
                                                                     ------------    ------------
Assets
Current assets:
     Cash and cash equivalents ...................................   $    101,148    $     60,673
     Short-term investments ......................................      1,144,136         463,833
     Accounts receivable, less allowance for doubtful accounts of
        $145,204 in 1999 and $8,823 in 2000 ......................      1,694,241       1,352,736
     Unbilled revenue ............................................        272,733         172,023
     Deferred taxes ..............................................        177,305          72,353
     Other current assets ........................................        242,580         177,183
                                                                     ------------    ------------
Total current assets .............................................      3,632,143       2,298,801
Property and equipment, net ......................................        314,872         241,474
Software development costs, net ..................................      4,632,208       4,417,100
Other assets .....................................................         15,991          81,999
                                                                     ------------    ------------
Total assets .....................................................   $  8,595,214    $  7,039,374
                                                                     ============    ============
Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable ............................................   $    294,579    $    455,985
     Accrued expenses ............................................        946,981         885,388
     Deferred revenue ............................................        509,494         509,345
                                                                     ------------    ------------
Total current liabilities ........................................      1,751,054       1,850,718
Deferred tax liabilities .........................................        221,444         116,492
                                                                     ------------    ------------
Total liabilities ................................................      1,972,498       1,967,210
                                                                     ------------    ------------
Shareholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares authorized;
        None issued ..............................................             --              --
     Common stock, $.01 par value; 10,000,000 shares authorized;
       3,467,984 shares issued and outstanding at May 31, 1999 and
       4,495,984 at May 31, 2000 .................................         34,680          44,960
     Additional paid-in capital ..................................     10,571,882      11,832,246
     Accumulated deficit .........................................     (3,899,259)     (6,796,355)
     Deferred compensation .......................................        (84,587)         (8,687)
                                                                     ------------    ------------
Total shareholders' equity .......................................      6,622,716       5,072,164
                                                                     ------------    ------------
Total liabilities and shareholders' equity .......................   $  8,595,214    $  7,039,374
                                                                     ============    ============

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS

                                                                          Year ended May 31,
                                                              ------------------------------------------
                                                                  1998           1999           2000
Revenues:
   Software license fees ..................................   $ 1,670,118    $ 1,166,149    $   915,774
   Services ...............................................     2,265,516      2,801,392      1,732,558
   Hardware ...............................................     2,559,895      2,301,221      2,804,092
   Maintenance ............................................     1,048,269      1,276,227      1,310,467
                                                              -----------    -----------    -----------
   Total revenues .........................................     7,543,798      7,544,989      6,762,891
                                                              -----------    -----------    -----------
Cost of revenues:
   Cost of license fees ...................................       389,086        279,687        161,253
   Cost of services .......................................     2,162,589      1,511,037      1,254,964
   Cost of hardware .......................................     2,490,603      1,924,014      2,128,212
   Cost of maintenance ....................................       709,569      1,192,733      1,011,749
                                                              -----------    -----------    -----------
   Total cost of revenues .................................     5,751,847      4,907,471      4,556,178
Amortization of software development costs ................       729,943      1,084,867      1,476,708
                                                              -----------    -----------    -----------
                                                                6,481,790      5,992,338      6,032,886
                                                              -----------    -----------    -----------
Gross margin ..............................................     1,062,008      1,552,651        730,005
Selling, general and administrative expenses ..............     3,233,605      3,799,846      3,673,533
                                                              -----------    -----------    -----------
Loss from operations ......................................    (2,171,597)    (2,247,195)    (2,943,528)
Interest income and other .................................       189,987         85,352         46,432
Interest expense and other ................................       (17,183)            --             --
                                                              -----------    -----------    -----------
Loss before provision (benefit) for income taxes ..........    (1,998,793)    (2,161,843)    (2,897,096)
Provision (benefit) for income taxes ......................       722,126       (677,987)            --
                                                              -----------    -----------    -----------
Net loss ..................................................    (2,720,919)   $(1,483,856)   $(2,897,096)
                                                              ===========    ===========    ===========
Pro forma unaudited benefit for  income taxes .............      (128,317)
                                                              -----------
Pro forma unaudited net loss ..............................   $(2,592,602)
                                                              ===========
Pro forma unaudited net loss for 1998 and net loss for 1999
   and 2000 per basic and diluted share ...................   $      (.77)   $      (.43)   $      (.73)
                                                              ===========    ===========    ===========
Weighted average shares outstanding .......................     3,365,244      3,467,984      3,965,776
                                                              ===========    ===========    ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                      Common Stock
                                ------------------------
                                                             Additional     Retained                       Total
                                               Par Value      Paid-In       Earnings      Deferred     Shareholders'
                                   Shares        $.01         Capital       (Deficit)   Compensation       Equity
                                -----------   -----------   -----------   -----------   ------------    -----------
Balance, May 31, 1997 .......     1,967,984   $    19,680   $   262,832   $ 4,069,750    $  (236,387)   $ 4,115,875
Net loss ....................            --            --            --    (2,720,919)            --     (2,720,919)
Initial Public Offering .....     1,500,000        15,000     8,144,816            --             --      8,159,816
Distributions to
 S Corporation shareholders .            --            --            --    (1,600,000)            --     (1,600,000)
Reclassification of
 S Corporation earnings .....            --            --     2,164,234    (2,164,234)            --             --
Amortization of deferred
   compensation .............            --            --            --            --         75,900         75,900
                                -----------   -----------   -----------   -----------    -----------    -----------
Balance, May 31, 1998 .......     3,467,984        34,680    10,571,882    (2,415,403)      (160,487)     8,030,672
Net loss ....................            --            --            --    (1,483,856)            --     (1,483,856)
Amortization of deferred
   compensation .............            --            --            --            --         75,900         75,900
                                -----------   -----------   -----------   -----------    -----------    -----------
Balance, May 31, 1999 .......     3,467,984        34,680    10,571,882    (3,899,259)       (84,587)     6,622,716
Private placements, net .....     1,028,000        10,280     1,260,364            --             --      1,270,644
Net loss ....................            --            --            --    (2,897,096)            --     (2,897,096)
Amortization of deferred
   compensation .............            --            --            --            --         75,900         75,900
                                -----------   -----------   -----------   -----------    -----------    -----------
Balance, May 31, 2000 .......     4,495,984   $    44,960   $11,832,246   $(6,796,355)   $    (8,687)   $ 5,072,164
                                ===========   ===========   ===========   ===========    ===========    ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS

                                                                   Year ended May 31,
                                                       --------------------------------------------
                                                           1998            1999            2000
                                                       ------------    ------------    ------------
Operating activities
Net loss ...........................................   $ (2,720,919)   $ (1,483,856)   $ (2,897,096)
Adjustments to reconcile net loss to net
   cash (used in) provided by operating activities:
       Depreciation and amortization of property and
       equipment ...................................         43,273         108,895         118,659
       Provision (benefit) for deferred taxes ......        722,126        (677,987)             --
       Amortization of software development costs ..        729,943       1,084,867       1,476,708
       Amortization of deferred compensation .......         75,900          75,900          75,900
       Provision for bad debts .....................        192,360          30,000              --
       Changes in operating assets and liabilities:
         Accounts receivable .......................       (724,927)        180,043         296,895
         Unbilled revenue ..........................        379,090         651,565         100,710
         Other current assets ......................       (140,727)       (100,494)         65,397
         Accounts payable ..........................       (357,410)        106,625         161,406
         Accrued expenses ..........................        433,685          30,817         (61,593)
         Deferred revenue ..........................        154,808         281,945          44,461
         Other assets ..............................         (9,385)          1,931           4,816
                                                       ------------    ------------    ------------
Net cash (used in) provided by operating activities      (1,222,183)        290,251        (613,737)
                                                       ------------    ------------    ------------
Investing activities
Software development costs .........................     (1,562,463)     (1,309,213)     (1,261,600)
Purchase of short-term investments .................    (13,042,984)    (12,332,532)     (5,479,486)
Redemption of short-term investments ...............     11,128,132      13,103,248       6,159,789
Capital expenditures ...............................       (374,217)        (34,640)        (45,261)
                                                       ------------    ------------    ------------
Net cash used in investing activities ..............     (3,851,532)       (573,137)       (626,558)
                                                       ------------    ------------    ------------
Financing activities
Net payments of bank note payable ..................     (1,300,000)             --              --
Net proceeds from sale of common stock .............      8,308,684              --       1,270,644
Deferred costs related to private placement in
process ............................................             --              --         (70,824)
Distributions of S corporation retained earnings to
  S corporation shareholders .......................     (1,600,000)             --              --
                                                       ------------    ------------    ------------
Net cash provided by financing activities ..........      5,408,684              --       1,199,820
                                                       ------------    ------------    ------------
Increase (decrease) in cash and cash equivalents ...        334,969        (282,886)        (40,475)
Cash and cash equivalents at beginning of year .....         49,065         384,034         101,148
                                                       ------------    ------------    ------------
Cash and cash equivalents at end of year ...........   $    384,034    $    101,148    $     60,673
                                                       ============    ============    ============
Supplemental disclosures of cash flow information:
  Cash paid for interest ...........................   $     21,892    $         --    $      1,712
                                                       ============    ============    ============

See accompanying notes.

                       Robocom Systems International Inc.
                          Notes to Financial Statements

1. Organization and Significant Accounting Policies

Organization

      Robocom Systems International Inc. (the "Company") was incorporated in June 1982 in the State of New York. The Company is engaged in the development and marketing of automated warehouse management systems and related software, which is used by various commercial enterprises located in the United States and abroad. Since June 1994, the Company licenses and installs its proprietary software product RIMS, which is an "off-the-shelf" inventory management system. The Company also provides related services, including modification, project management, training, implementation support, maintenance and the sale of hardware and third party software.

      The Company had working capital of $448,083, at May 31, 2000 and net losses of $2,897,096, $1,483,856 and $2,720,919 for the years ended May 31,
2000, 1999 and 1998, respectively. The Company's ability to maintain a satisfactory level of working capital during 2001 depends on its ability to increase revenue, reduce costs, and obtain additional financing, if needed. As of September 19, 2000, the Company secured additional lines of credit from three shareholders of the Company. These lines of credit provide for borrowings of up to $1,050,000 and expire on September 19, 2001. Borrowings bear interest at the prime rate plus two percent (11.50% at September 19, 2000). As of September 25, 2000, the Company had drawn down $500,000 from these lines.

      The Company's management believes that cash flows from operations, existing cash, cash equivalents and marketable securities and the additional ability to borrow from the lines of credit from the stockholders will be sufficient to meet the Company's currently anticipated working capital and software development requirements for the next 12 months.

Significant Accounting Policies

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Concentration of Credit Risk

      The Company's client base is comprised of large clients in diversified industries. Ongoing credit evaluations of its clients' financial condition are made and generally no collateral is required. For the year ended May 31, 1998, none of the Company's clients accounted for 10% or more of total revenues. For the year ended May 31, 1999 and 2000, the Company had one client that accounted for 10% of total revenues. Revenues from the Company's five largest clients in each of fiscal 1998, 1999 and 2000 accounted for approximately 34%, 33% and 45% of total revenues, respectively. Management does not believe significant credit risk exists at May 31, 2000.

      Carrying Value of Financial Instruments

      The carrying value of the Company's financial instruments, such as cash and cash equivalents and short-term investments approximate their fair values.

                       Robocom Systems International Inc.
                    Notes to Financial Statements (continued)

      Revenue Recognition

      The Company's revenues are derived from software license fees, fees for services, sales of hardware and maintenance contracts. Software license fees include revenue from the licensing of the Company's proprietary RIMS software and revenue from the sublicensing of certain third-party software. Software license fee revenue is recorded when the software has been delivered, the license agreement with the client has been executed, and collection of the resulting receivable is deemed probable. Service revenues are derived from project management, training, on-site support and implementation services, and, to a lesser extent, from customization and modification of licensed software. The majority of service revenues are recorded when the service is performed. Service revenues for project management and modifications are recorded using the percentage of completion method. Hardware revenues are derived from the sale of products of other manufacturers, including computer hardware, radio frequency equipment, bar code printers and other peripherals. Such revenues are recognized when title to such hardware passes to the client. Clients typically enter into one-year maintenance agreements with the Company upon utilization of RIMS and pay maintenance fees annually or monthly in advance. The Company recognizes revenue from each maintenance agreement ratably over the period covered by the agreement, but is only required to perform maintenance services as and when the client requests them. The Company recognized revenues, in all periods presented, in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition", and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions", which amends paragraphs 11 and 12 of SOP 97-2, to require recognition of revenue using the residual method under certain circumstances. Unbilled revenues represent aggregate revenues earned in excess of related billings and are shown as a current asset. Deferred revenues relate to billings in advance of the services and are shown as a current liability.

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

                       Robocom Systems International Inc.
                    Notes to Financial Statements (continued)

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

      Basic and Diluted Net Loss Per Share

      Basic and diluted net loss per share is computed using historical or pro forma net loss divided by the weighted average number of shares of common stock outstanding for the periods presented. Since the Company's common equivalent shares, which consist of stock options and warrants, are antidilutive, the basic and diluted net loss per share amounts are the same.

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

      Income Taxes

      Prior to the Offering, the Company elected to operate under Subchapter S of the Internal Revenue Code and, consequently, was not subject to Federal and certain state income taxes. The shareholders included their proportionate share of the Company's taxable income (loss) in their personal tax returns for federal and certain state income tax purposes. Concurrent with the closing of the Offering, the Company terminated its status as an S Corporation and became subject to Federal and state income taxes. The pro forma information presented on the statements of operations reflects a provision for such income taxes for the period prior to the offering at an effective rate of 42%. As a result of the termination of the Company's S Corporation status on June 25, 1997, the Company recorded a one-time, non-cash charge against earnings for deferred income taxes which was primarily related to temporary differences for software development costs.

      The Company provides for income taxes under SFAS No. 109, "Accounting for Income Taxes," which employs an asset and liability approach in accounting for income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted laws.

      Advertising Costs

      Advertising costs are expensed as incurred and for the years ended May 31, 1998, 1999 and 2000 amounted to approximately $298,000, $347,000 and $208,000, respectively.

                       Robocom Systems International Inc.
                    Notes to Financial Statements (continued)

      Segment Information

      The Company operates in one business segment, as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

      The Company's revenues by geographic markets are summarized below:

                                       For the fiscal year ended May 31,
                                ------------------------------------------------
                                   1998               1999               2000
                                ------------------------------------------------

Domestic ..............         $6,801,762         $6,764,662         $6,360,854
Europe ................            453,929            482,801            254,464
Pacific ...............            225,615            215,391            125,413
Other .................             62,492             82,135             22,160
                                ----------         ----------          ---------
                                $7,543,798         $7,544,989          6,762,891
                                ==========         ==========          =========

2. Shareholders' Equity

      Initial Public Offering and Private Placements

      The Company completed its initial public offering of 1,500,000 shares of common stock for sales to the public on June 26, 1997 (the "Offering"). Proceeds from the Offering were approximately $8,160,000, net of expenses of $1,590,000.

      During fiscal 2000, the Company raised aggregate net proceeds of approximately $1,271,000 in private placement offerings of its common stock (the "Private Placement"), primarily from a group of the Company's founders and executive management team. In exchange for the net proceeds, 1,028,000 shares of common stock were issued, together with five-year warrants to purchase up to 385,500 shares of common stock at exercise prices ranging from $1.50 to $4.00 per share.

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

                       Robocom Systems International Inc.
                    Notes to Financial Statements (continued)

   The following summarizes stock option activity during fiscal 1998, 1999 and 2000:

                                                                            Weighted-
                                                           Shares           Average
                                                            under           Exercise
                                                           Option             Price
                                                     ------------------    --------------
Balance, June 1, 1997 ......................                 --               --
Grants .....................................            328,075            $   6.74
Canceled ...................................             (2,900)           $   6.50
                                                        -------
Balance, May 31, 1998 ......................            325,175            $   6.74
Grants .....................................            155,000            $   1.95
Cancelled ..................................            (51,750)           $   6.34
                                                        -------
Balance, May 31, 1999 ......................            428,425            $   5.04
Grants .....................................            234,000            $   2.17
Cancelled ..................................            (29,475)           $   3.70
                                                        -------
Balance, May 31, 2000 ......................            632,950            $   3.91
                                                        =======

      The options exercisable at May 31, 1998, 1999 and 2000 were 10,000, 104,197 and 197,227, respectively. The weighted average price of options exercisable at May 31, 1998, 1999 and 2000 was $6.50, $6.78 and $5.86,
respectively.

      The weighted-average fair value of options granted during the years ended May 31, 1998, 1999 and 2000 was $2.16 per share, $1.30 per share and $1.58 per share, respectively.

      The following table summarized information about these plans at May 31, 2000:

                    Options Outstanding
                    -------------------
                                   Weighted
                                    Average         Options
                                    Remaining     Exercisable
  Exercise                        Contractual     -----------
   Prices          Shares             Life          Shares
  --------       ---------        -----------     -----------
  $1.2810          10,000          1.6 years         3,333
  $1.4375          55,000          2.4 years        15,000
  $1.5000           2,500          2.0 years            --
  $1.7500          45,000          2.0 years            --
  $2.0000         145,000          1.8 years        18,333
  $2.6250         131,500          2.9 years            --
  $6.5000         118,950          0.1 years        83,617
  $7.0000          15,000          2.1 years         6,000
  $7.1500         110,000          1.1 years        70,944
                ----------                       ----------
                  632,950                          197,227
                ==========                       ==========

      In April 1999, stock options to purchase 90,000 shares of common stock at an exercise price of $2.00 were granted to the President and Chief Executive Officer of the Company, under his employment agreement. These stock options were cancelled on August 16, 2000. In fiscal 2000, stock options to purchase 30,000 shares of common stock at an exercise price of $1.75 were granted to the Senior Vice President of the Company, under his employment agreement. In addition, 10,000 shares of common stock at an exercise price of $1.4375 were granted

                       Robocom Systems International Inc.
                    Notes to Financial Statements (continued)

to the Chief Financial Officer of the Company during fiscal 2000. These stock options vest subject to the Company's net profit, as defined, for each of the next two fiscal years. None of these stock options vested as of May 31, 2000.

      In connection with the Offering, the managing underwriters received five-year warrants to purchase up to 150,000 shares of common stock at an exercise price of $7.80 per share.

      Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock option grants under the fair value method required by SFAS No. 123. The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                 For the year ended May 31,
                                         ---------------------------------------
                                            1998          1999          2000
                                            ----          ----          ----
      Expected life ..................   3-5 years     3-5 years     3-5 years
      Interest rate ..................         5.5%          5.5%          6.0%
      Volatility .....................        .385        1.0442          1.20
      Dividend yield .................           0%            0%            0%

      If the Company had recognized compensation cost for stock-based employee compensation in accordance with SFAS No. 123, the Company's net loss for the years ended May 31, 1998, 1999 and 2000 would have increased as follows:

                                                           For the year ended May 31,
                                                  -----------------------------------------------
                                                       1998             1999             2000
                                                       ----             ----             ----
Pro forma net loss:
    As reported ...............................   ($  2,592,602)   ($  1,483,856)   ($  2,897,096)
    Pro forma in accordance with SFAS No. 123 .   ($  2,772,317)   ($  1,625,350)   ($  2,909,530)
Pro forma basic and diluted net loss per share:
    As reported ...............................   $        (.77)   $        (.43)   $        (.73)
    Pro forma in accordance with SFAS No. 123 .   $        (.82)   $        (.47)   $        (.73)

      The compensation expense and pro forma net loss may not be indicative of amounts to be included in future periods.

      The total number of shares reserved for options and warrants at May 31, 2000 was 1,185,500.

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

                       Robocom Systems International Inc.
                    Notes to Financial Statements (continued)

3. Detail of Certain Balance Sheet Accounts

      Property and Equipment, net

      Property and equipment, net, consist of the following:

                                                              May 31,
                                                     --------------------------
                                           .            1999             2000
                                                     ---------        ---------
 Equipment ...................................       $ 452,526        $ 497,787
 Furniture and fixtures ......................         157,716          157,716
 Automobiles .................................          55,088           55,088
 Leasehold improvements ......................          15,317           15,317
                                                     ---------        ---------
                                                       680,647          725,908
 Less accumulated depreciation and
 amortization ................................        (365,775)        (484,434)
                                                     ---------        ---------
                                                     $ 314,872        $ 241,474
                                                     =========        =========

      Software Development Costs, net

      Software development costs, net, consist of the following:

                                                            May 31,
                                                 ------------------------------
                                                     1999               2000
                                                 -----------        -----------
 Software development costs ..............       $ 7,496,627        $ 8,758,227
 Less accumulated amortization ...........        (2,864,419)        (4,341,127)
                                                 -----------        -----------
                                                 $ 4,632,208        $ 4,417,100
                                                 ===========        ===========

      Accrued Expenses

      Accrued expenses consist of the following:

                                                                 May 31,
                                                        ------------------------
                                                          1999            2000
                                                        --------        --------

Accrued third party software costs .............        $307,700        $240,357
Payroll and related taxes ......................         254,908         140,606
Accrued hardware costs .........................         105,498         125,139
Professional fees and other ....................         278,875         379,287
                                                        --------        --------
                                                        $946,981        $885,389
                                                        ========        ========

4. Employee Benefit Plan

      The Company has a 401(k) defined contribution plan. This plan covers virtually all full-time employees subject to certain service requirements. Under the terms of the 401(k) plan, the Company will match 50% of an employee's contribution up to 4% of the participating employee's compensation. Effective May 30, 1998, the Company's

                       Robocom Systems International Inc.
                    Notes to Financial Statements (continued)

pension plan was merged into the 401(k) defined contribution plan. Plan expenses for each of the years ended May 31, 1998, 1999 and 2000 amounted to $49,000, $54,000, and $51,000 respectively.

5. Income Taxes

      Deferred tax assets and liabilities are determined based on the difference between the financial accounting and the tax bases of assets and liabilities. Significant components of the Company's deferred tax assets and liabilities as of May 31, 1999 and 2000 are as follows:

                                                                 May 31,
                                                        ------------------------
                                                           1999          2000
                                                        ----------    ----------
           Deferred tax assets:
              Accrued expenses .....................    $  119,223    $   68,824
              Allowance for doubtful accounts ......        58,082         3,529
              Net operating loss carryforwards .....     1,781,231     2,885,807
              Deferred compensation ................        71,650       102,010
                                                        ----------    ----------
           Total deferred tax assets ...............     2,030,186     3,060,170
           Valuation allowance .....................       221,442     1,337,469
                                                        ----------    ----------
           Net deferred tax assets .................     1,808,744     1,722,701
           Deferred tax liabilities:
               Software development costs ..........     1,852,883     1,766,840
                                                        ----------    ----------
           Net deferred tax liabilities ............    $   44,139    $   44,139
                                                        ==========    ==========

      The valuation allowance at May 31, 1999 and 2000 was provided because of uncertainty, based on the Company's historical results, with respect to realization of deferred tax assets. At May 31, 1998, there was no valuation allowance.

      The components of the tax provision (benefit) for the years ended May 31, 1998, 1999 and 2000 are as follows:

                                                For the year ended May 31,
                                          --------------------------------------
                                             1998            1999         2000
                                          ---------       ---------        -----
           Deferred:
               Federal ............       $ 584,578       ($446,567)       $  --
               State ..............         137,548        (231,420)          --
                                          ---------       ---------        -----
           Total ..................       $ 722,126       ($677,987)       $  --
                                          =========       =========        =====

                       Robocom Systems International Inc.
                    Notes to Financial Statements (continued)

   The provision (benefit) for income taxes for the fiscal years ended May 31, 1998, 1999 and 2000 differs from the statutory U.S. federal income tax rate due to the following:

                                                    For the year ended May 31,
                                                  -----------------------------
                                                    1998       1999       2000
     Federal statutory tax rate ...............    (34.0%)    (34.0%)    (34.0%)
     State income taxes, net of Federal benefit     (8.0)      (7.1)      (5.9)
     Valuation allowance ......................       --       10.2       38.9
     Cumulative effect of termination of
       S corporation status ...................     71.7         --         --
     Loss attributable to period prior
        to termination of S corporation status       6.4         --         --
     Other ....................................       --        (.5)       1.0
                                                  ------     ------     ------
                                                    36.1%     (31.4%)      0.0%
                                                  ======     ======     ======

      At May 31, 2000, the Company has net operating loss carryforwards of approximately $7.2 million for income tax purposes, which may be able to reduce taxable income in future years. The utilization of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Net operating loss carryforwards will expire through May 31, 2020.

6. Related Party Transactions

      The Company leases its principal facilities from Robocom Properties, Inc. ("Properties"). The shareholders of Properties are also shareholders of the Company. The Company paid to Properties rent of $168,000 for each of the two years in the period ended May 31, 1999. For fiscal 2000, the Company paid $132,000 to Properties and, at May 31, 2000, $36,000 was included in accrued expenses in the accompanying balance sheet. In connection with the purchase by Properties in 1989 of the Company's corporate headquarters building, the Company guaranteed three mortgage loans in an aggregate original principal amount of $1,053,000 that mature in 2010 and bear interest at rates ranging from 8.25% to 8.877% per annum. At May 31, 2000, the outstanding aggregate principal amount of the mortgage loans was approximately $717,000.

      As of May 2000, a director and principal shareholder of the Company entered into a one-year consulting agreement with the Company to provide consulting services. No fees were accrued or paid under this agreement during fiscal 2000.

      As of November 1999, a director of the Company entered into a one-year consulting agreement with the Company. During fiscal 2000, consulting fees of approximately $26,000 were paid under this agreement.

      As of April 1999, the chairman of the board and a principal shareholder of the Company entered into a three-year consulting agreement with the Company to provide consulting services with respect to new product development and related technical matters. During fiscal 1999 and 2000, consulting fees of approximately $3,000 and $22,000, respectively, were paid under this agreement. At May 31, 2000, $6,000 is unpaid relating to such services.

      As of May 1998, a director and principal shareholder of the Company entered into a three-year consulting agreement with the Company to provide consulting services. During fiscal 1998, 1999 and 2000, consulting fees of approximately $12,000, $23,000 and $17,000, respectively, were paid under this agreement. At May 31, 2000, $6,000 is unpaid relating to such services.

                       Robocom Systems International Inc.
                    Notes to Financial Statements (continued)

7. Lease Commitments

      The Company is obligated, under noncancellable operating leases covering its facilities (Note 6) and certain equipment and automobiles, to pay minimum annual rentals of approximately:

Fiscal year ending:

   2001.........................................  $   245,000
   2002.........................................      178,000
   2003.........................................      177,000
   2004.........................................      168,000
   2005.........................................      168,000
   2006 and thereafter..........................      938,000
                                                 ------------
                                                  $ 1,874,000
                                                 ============

      Total rental expense for each of the years ended May 31, 1998, 1999 and 2000 amounted to approximately $236,000, $301,000, and $247,000, respectively.

8. Bank Note Payable

      The Company has a line of credit facility with a bank that provides for maximum borrowings of $2,000,000 and expires on September 30, 2000. Amounts outstanding under the line of credit are due upon demand and are collateralized by the Company's assets. Interest is payable at the bank's prime interest rate (9.50% at May 31, 2000). At May 31, 2000, no borrowings were outstanding under the line of credit. The amount available under the line of credit is reduced by a $50,000 standby letter of credit with the same bank, which is being utilized as collateral for a customer and expires on February 9, 2001. In the future, however, the Company may borrow against this or a subsequent line of credit.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Sections 16(a) of the Exchange Act

Directors and Executive Officers

      Information regarding the Directors of the Company is incorporated by reference to the section entitled "Election of Directors" appearing in the Company's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "Commission") within 120 days after the end of the Company's fiscal year ended May 31, 2000.

Item 10. Executive Compensation.

      Information regarding executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended May 31, 2000.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management Ownership" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended May 31, 2000.

Item 12. Certain Relationships and Related Transactions.

      Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended May 31, 2000.

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

10.5 Employment Agreement dated May 15, 1997, between the Company and Robert O'Connor (incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form SB-2 (Registration No. 333-27587)).

10.6 Consulting Agreement dated April 1, 1999, between the Company and Irwin Balaban (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10QSB for the quarter ended February 28, 1999 as filed with the Commission on April 14, 1999 (File No. 0-22735)).

10.7 Consulting Agreement dated November 23, 1999, between the Company and William J. Hancock (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-QSB for the quarter ended November 30, 1999 as filed with the Commission on January 15, 2000 (File No. 0-22735)).

10.8 Consulting Agreement dated May 16, 2000, between the Company and Lawrence B. Klein.

10.9 Employment Agreement dated August 25, 2000, between the Company and C. Kenneth Morrelly.

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

10.12 Letter Agreement dated January 5, 2000 between the Company and The Bank of New York. (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-QSB for the quarter ended November 30, 1999 as filed with the Commission on January 15, 2000 (File No. 0-22735)).

10.13 Tax Indemnification Agreement, dated June 6, 1997, between the Company and certain shareholders of the Company (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1997 as filed with the Commission on September 25, 1997 (File No. 0-22735)).

10.14    Line of Credit Commitment dated September 19, 2000 of Irwin Balaban.

10.15    Promissory Note dated September 19, 2000 from the Company to Irwin
         Balaban.

10.16    Line of Credit Commitment dated September 19, 2000 of Herbert Goldman.

10.17 Promissory Note dated September 19, 2000 from the Company to Herbert Goldman.

10.18    Line of Credit Commitment dated September 19, 2000 of Lawrence B.
         Klein.

10.19    Promissory Note dated September 19, 2000 from the Company to Lawrence
         Klein.

27       Financial Data Schedule.

      (b) Reports on Form 8-K.

      No reports on Form 8-K were filed during the fourth quarter of fiscal
2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Massapequa, New York, on September 26, 2000.

                                        ROBOCOM SYSTEMS INTERNATIONAL INC.

                                        By: /s/ C. Kenneth Morrelly
                                           -------------------------------------
                                           C. Kenneth Morrelly
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

       Signature                                           Title                                       Date
       ---------                                           -----                                       ----
/s/Elizabeth A. Burke
--------------------------------------    Vice President - Finance and Chief Financial Officer  September 26, 2000
Elizabeth A. Burke                        (Principal Accounting Officer)

/s/Irwin Balaban
--------------------------------------    Director and Chairman of the Board                     September 26, 2000
Irwin Balaban

/s/Lawrence B. Klein
--------------------------------------    Director                                               September 26, 2000
Lawrence B. Klein

/s/Herbert Goldman
--------------------------------------    Director                                               September 26, 2000
Herbert Goldman

/s/Yacov Shamash                          Director                                               September 26, 2000
--------------------------------------
Yacov Shamash

/s/William J. Hancock                     Director                                               September 26, 2000
--------------------------------------
William J. Hancock

                                  Exhibit Index

Exhibit
Number                                               Description

10.8 Consulting Agreement dated May 16, 2000, between the Company and Lawrence B. Klein.

10.9 Employment Agreement dated August 25, 2000, between the Company and C. Kenneth Morrelly.

10.14    Line of Credit Commitment dated September 19, 2000 of Irwin Balaban.

10.15    Promissory Note dated September 19, 2000 from the Company to Irwin
         Balaban.

10.16    Line of Credit Commitment dated September 19, 2000 of Herbert Goldman.

10.17 Promissory Note dated September 19, 2000 from the Company to Herbert Goldman.

10.18    Line of Credit Commitment dated September 19, 2000 of Lawrence B.
         Klein.

10.19    Promissory Note dated September 19, 2000 from the Company to Lawrence
         Klein.

27       Financial Data Schedule