Form 10QSB
period 2000-08-31
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2000-10-13
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

  (Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended August 31, 2000

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______________to______________.

                         Commission File Number 0-22735
                                                -------

                                 --------------

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

                  New York                             11-2617048
---------------------------------------------      -------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of October 13, 2000, 4,495,984 shares the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one); Yes |_| No |X|

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                   FORM 10-QSB

                                      INDEX

PART I.  Financial Information

Item 1.  Financial Statements:                                          Page no.

         Balance Sheets - August 31, 2000 and May 31, 2000 ............    3

         Statements of Operations - Three months ended
          August 31, 2000 and 1999 ....................................    4

         Statements of Cash Flows - Three months ended
          August 31, 2000 and 1999 ....................................    5

         Notes to Financial Statements ................................    6

Item 2.  Management's Discussion and Analysis or Plan of Operation ....    7

PART II. Other Information:

Item 6.  Exhibits and Reports on Form 8-K .............................    9

Signatures ............................................................    9

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                                   August 31, 2000   May 31, 2000
                                                                   ---------------   ------------
                                                                      (Unaudited)
Assets
Current assets:
    Cash and cash equivalents ....................................   $     42,926    $     60,673
    Short-term investments .......................................        345,587         463,833
    Accounts receivable, net .....................................        827,198       1,352,736
    Unbilled revenue .............................................        141,886         172,023
    Deferred taxes ...............................................         72,353          72,353
    Other current assets .........................................        172,026         177,183
                                                                     ------------    ------------
Total current assets .............................................      1,601,976       2,298,801

Property and equipment, net ......................................        211,250         241,474
Software development costs, net ..................................      4,176,658       4,417,100
Other assets .....................................................         19,275          81,999
                                                                     ------------    ------------
Total assets .....................................................   $  6,009,159    $  7,039,374
                                                                     ============    ============

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable .............................................   $    261,448    $    455,985
    Accrued expenses .............................................        664,695         885,388
    Deferred revenue .............................................        540,649         509,345
                                                                     ------------    ------------
Total current liabilities ........................................      1,466,792       1,850,718
Deferred tax liabilities .........................................        116,491         116,492
                                                                     ------------    ------------
Total liabilities ................................................      1,583,283       1,967,210
                                                                     ------------    ------------

Shareholders' equity:
    Preferred  stock, $.01 par value; 1,000,000 shares authorized;
      None issued ................................................             --              --
    Common stock, $.01 par value; 10,000,000 shares authorized;
      4,495,984 shares issued and  outstanding at August
      31, 2000 and at May 31, 2000 ...............................         44,960          44,960
    Additional paid-in capital ...................................     11,832,246      11,832,246
    Accumulated deficit ..........................................     (7,447,143)     (6,796,355)
    Deferred compensation ........................................         (4,187)         (8,687)
                                                                     ------------    ------------
Total shareholders' equity .......................................      4,425,876       5,072,164
                                                                     ------------    ------------
Total liabilities and shareholders' equity .......................   $  6,009,159    $  7,039,374
                                                                     ============    ============

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                  Three months ended August 31,
                                                  -----------------------------
                                                       2000           1999
                                                   -----------    -----------
Revenues:
  Software license fees ........................   $   231,986    $   192,857
  Services .....................................       353,623        280,560
  Hardware .....................................       122,433        217,165
  Maintenance ..................................       333,704        350,445
                                                   -----------    -----------
  Total revenues ...............................     1,041,746      1,041,027
                                                   -----------    -----------

Cost of revenues:
  Cost of license fees .........................        41,643         49,525
  Cost of services .............................       292,648        307,586
  Cost of hardware .............................       114,247        183,035
  Cost of maintenance ..........................       301,924        280,920
                                                   -----------    -----------
  Total cost of revenues .......................       750,462        821,066
Amortization of software development costs .....       401,185        352,482
                                                   -----------    -----------
                                                     1,151,647      1,173,548
                                                   -----------    -----------
Gross margin ...................................      (109,901)      (132,521)

Selling, general and administrative expenses ...       549,759        880,803
                                                   -----------    -----------
Loss from operations ...........................      (659,660)    (1,013,324)
Interest income and other ......................         8,872         15,263
                                                   -----------    -----------
Loss before provision (benefit) for income taxes      (650,788)      (998,061)
Provision (benefit) for income taxes ...........            --             --
                                                   -----------    -----------
Net loss .......................................   $  (650,788)   $  (998,061)
                                                   -----------    -----------

Net loss per basic and diluted share ...........   $      (.14)   $      (.29)
                                                   ===========    ===========

Weighted average shares outstanding ............     4,495,984      3,467,984
                                                   ===========    ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                               Three months ended August 31,
                                                               -----------------------------
                                                                    2000           1999
                                                                -----------    -----------
Operating activities
Net loss ....................................................   $  (650,788)   $  (998,061)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
      Depreciation and amortization of property and equipment        28,524         28,516
      Amortization of software development costs ............       401,186        352,482
      Amortization of deferred compensation .................         4,500         18,975
      Changes in operating assets and liabilities:
        Accounts receivable .................................       525,538        858,549
        Unbilled revenue ....................................        30,137        145,431
        Gain on sale of property and equipment ..............       (13,167)            --
        Other current assets and other ......................        19,326         18,508
        Accounts payable ....................................      (194,537)      (116,723)
        Accrued expenses ....................................      (169,704)       (67,296)
        Deferred revenue ....................................        31,304         19,667
                                                                -----------    -----------
Net cash provided by operating activities ...................        12,319        260,048
                                                                -----------    -----------

Investing activities
Software development costs ..................................      (160,744)      (305,522)
Purchase of short-term investments ..........................            --     (1,209,240)
Redemption of short-term investments ........................       118,246      1,449,183
Proceeds from the sale of property and equipment ............        22,558             --
Capital expenditures ........................................        (7,691)        (1,674)
                                                                -----------    -----------
Net cash used in investing activities .......................       (27,631)       (67,253)
                                                                -----------    -----------

Financing activities
Deferred costs related to private placement in process ......        (2,435)            --
                                                                -----------    -----------
Net cash used in financing activities .......................        (2,435)            --
                                                                -----------    -----------

(Decrease) increase in cash and cash equivalents ............       (17,747)       192,795
Cash and cash equivalents at beginning of year ..............        60,673        101,148
                                                                -----------    -----------
Cash and cash equivalents at end of year ....................   $    42,926    $   293,943
                                                                ===========    ===========
Supplemental disclosures of cash flow information:
  Cash paid for interest ....................................   $       469    $     8,068
                                                                ===========    ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2000
                                   (unaudited)

1. Background and Basis of Financial Statement Presentation

      The accompanying unaudited financial statements of Robocom Systems International Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's operations consist of the development, marketing and support of advanced warehouse management software solutions that enable companies to realize significant cost savings by automating their warehouse operations and providing inventory visibility throughout the supply chain. The Company's primary product, RIMS, is a client-configurable software solution that enables a company's warehouse to respond to a customer order with greater accuracy and in a more timely manner, thereby turning the warehouse into a competitive advantage. RIMS operates in an open system environment and interfaces with an organization's existing information systems. In addition to providing RIMS software licenses, the Company provides installation, training, implementation support and maintenance services and resells related hardware.

      Operating results for the three-month period ended August 31, 2000 are not necessarily indicative of the results that may be expected for the year ended May 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, availability, terms and deployment of capital; uncertainties relating to general economic and business conditions; industry trends; changes in demand for the Company's product; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in pricing policies by the Company or its competitors; unanticipated delays in the development, market acceptance or installation of the Company's products; availability of management and other key personnel; relationships with third-party equipment suppliers; governmental export and import policies; global trade policies; and worldwide political stability and economic growth. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

RESULTS OF OPERATIONS

Comparison of Three Months Ended August 31, 2000 and August 31, 1999

      Revenues. Total revenues were flat at $1,041,746 in the three months ended August 31, 2000 as compared to $1,041,027 in the three months ended August 31, 1999. Software license fees increased by approximately 20% during the 2000 period as compared to the 1999 period, primarily due to higher sales of RIMS software licenses sold. Software license sales for the 2000 period were primarily through an international distributor. Service revenues increased by approximately 26% for the 2000 period as compared to the 1999 period, primarily due to higher revenues from services related to installations with a large number of RIMS users. Hardware revenues decreased by approximately 44% during the 2000 period as compared to the 1999 period, primarily due to the lower sales of computer systems network and office hardware in the 2000 period. Maintenance revenues decreased approximately 5% for the 2000 period as compared to the 1999 period, due to the election by several customers to discontinue hardware maintenance on older equipment and higher research and development expenditures in the 2000 period, offset by a larger number of maintenance contracts in operation.

      Cost of Revenues. Total cost of revenues decreased by approximately 9% to $750,462 in the three months ended August 31, 2000 as compared to $821,066 in the three months ended August 31, 1999. As a percentage of revenues, total cost of revenues decreased to approximately 72% in the 2000 period as compared to approximately 79% in the 1999 period. As a percentage of license fee revenues, cost of license fees in the 2000 period decreased primarily due to lower third party software fees. The cost of license fees in the 1999 period primarily reflected third party software and certain fixed costs. As a percentage of services revenues, the cost of services was significantly lower in the 2000 period as compared to the 1999 period primarily due to higher billable support services and higher services revenues for modifications, offset, in part, by fewer installations of computer systems networks and office software in the 2000 period. As a percentage of hardware revenues, the cost of hardware was higher in the 2000 period due to the fixed hardware expenses as applied to lower hardware revenues. As a percentage of maintenance revenues, the cost of maintenance was higher in the 2000 period as compared to the 1999 period due to higher maintenance costs relating to RIMS Version 4.3, which was released in the 2000 period, offset, in part, by a larger number of maintenance contracts in operation in the 2000 period.

      Amortization of Software Development Costs. Amortization of software development costs increased by approximately 14% to $401,185 in the three months ended August 31, 2000 as compared to $352,482 in the three months ended August 31, 1999. The increase was due to the inclusion of amortization of capitalized software development costs for RIMS Version 4.2 and Version 4.3 in the 2000 period. Version 4.3 was first available for sale in the 2000 period. As a percentage of revenue, the amortization of software development costs was approximately 39% in the 2000 period and 34% in the 1999 period.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by approximately 38% to $549,759 in the three months ended August 31, 2000 as compared to $880,803 in the three months ended August 31, 1999. Several reductions in selling, general and administrative expenses were reflected in the operating costs of the Company's international offices, professional fees and sales and marketing expenses.

      Interest Income and Other, net. Interest income decreased to $8,872 in the three months ended August 31, 2000 as compared to $15,263 in the three months ended August 31, 1999. The decrease is primarily due to the reduction of the remaining net proceeds from the Company's public offering, which were utilized for software development and working capital requirements, offset, in part, by interest earned on the net proceeds of the private placement completed in fiscal 2000.

      Benefit for Income Taxes. Since the Company is operating at a loss, no provision or benefit is reflected in the 2000 or 1999 period. No deferred tax expense has been recorded in the 2000 or the 1999 period as the Company continues to record a valuation allowance to reserve for its net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities was $12,319 in the three months ended August 31, 2000 and net cash provided by operating activities was $260,048 in the three months ended August 31, 1999. Cash flows from operations decreased in the 2000 period primarily due to lower accounts receivable collections, and decreases in accounts payable and accrued expenses primarily related to hardware purchases, offset, in part, by a lower loss from operations.

      The Company capitalized $160,744 and $305,522 in the three months ended August 31, 2000 and 1999, respectively, for software development costs. The Company did not have any material commitments for software development costs as of August 31, 2000. The Company expended $7,691 and $1,674 for property and equipment in the three months ended August 31, 2000 and 1999, respectively.

      As of August 31, 2000, the Company had $42,926 in cash and cash equivalents, $345,587 in marketable securities, and working capital of $135,184.

      As of September 19, 2000, the Company obtained lines of credit from three shareholders of the Company. These lines of credit provide for borrowings of up to $1,050,000 and expire on September 19, 2001. Borrowings bear interest at the prime rate plus two percent (11.50% at September 19, 2000). On September 25, 2000, the Company had drawn down $500,000 from these lines.

      To fund working capital and provide for future growth, management is currently seeking to raise additional capital through a private financing. The inability of the Company to raise additional funds when needed will have a material adverse effect on its business, operating results and financial condition. The Company's capital requirements depend on many factors, including the expansion of sales and marketing, new product development and the level and timing of revenue.

      Management believes that cash flows from operations, existing cash, cash equivalents and marketable securities, and the additional funds available to the Company ability to borrow from the lines of credit from the shareholders will be sufficient to meet the Company's currently anticipated working capital and software development requirements for the next 12 months.

PART II. OTHER INFORMATION:

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
      Exhibit Number       Description
      --------------       -----------

            27             Financial Data Schedule

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the first quarter of fiscal 2001.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Massapequa, New York, on October 13, 2000.

                                     ROBOCOM SYSTEMS INTERNATIONAL INC.


                                     By: /s/ C. Kenneth Morrelly
                                         ---------------------------------------
                                         C. Kenneth Morrelly
                                         President and Chief Executive Officer


                                     By: /s/ Elizabeth A. Burke
                                         ---------------------------------------
                                         Elizabeth A. Burke
                                         Vice President - Finance and Chief
                                         Financial Officer