Form 10KSB/A
period 2000-05-31
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2000-10-30
CIK 1039757

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

            For the transition period from ____________ to ______________

                         Commission File Number 0-22735
                                                -------

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
                  ---------------------------------------------
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

                          Common Stock, $.01 par value
                  ---------------------------------------------
                                (Title of Class)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 31, 2000, 4,495,984.

As of August 31, 2000, the aggregate market value of the registrant's common stock held by non-affiliates was $8,148,971 (based upon the closing price of the issuer's common stock on The Nasdaq Stock Market on such date).

Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                 AMENDMENT NO. 1
                       TO THE ANNUAL REPORT ON FORM 10-KSB
                     FOR THE FISCAL YEAR ENDED MAY 31, 2000

      Robocom Systems International Inc. (the "Registrant" or the "Company") hereby amends and restates "Item 13. Exhibits and Reports on Form 8-K" of its Annual Report on Form 10-KSB for the fiscal year ended May 31, 2000, as set forth below:

Item 13. Exhibits and Reports on Form 8-K.

      (a)   Exhibits.

Exhibit
Number                             Description
------                             -----------

3.1 Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-27587)).

3.2 Amendment dated November 9, 1998 to Restated Certificate of Incorporation of the Company to reflect name change to Robocom Systems International Inc. (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1999 as filed with the Commission on August 25, 1999 (File No. 0-22735)).

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, New York, on October 30, 2000.

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