Form 10QSB
period 2000-11-30
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2001-01-16
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended November 30, 2000

      |_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _______________ to _______________

                         Commission File Number 0-22735
                                                -------

                                  ------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of January 16, 2001, 4,495,984 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one); Yes |_| No |X|

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                   FORM 10-QSB

                                      INDEX

PART I.    Financial Information

Item 1.    Financial Statements                                         Page no.

           Balance Sheets - November 30, 2000 and May 31 ,2000........      3

           Statements of Operations - Three months ended November 30,
           2000 and 1999..............................................      4

           Statements of Operations - Six months ended November 30,
           2000 and 1999..............................................      5

           Statements of Cash Flows - Six months ended November 30,
           2000 and 1999..............................................      6

           Notes to Financial Statements.............................       7

Item 2.    Management's Discussion and Analysis or Plan of Operation.       8

PART II.   Other Information

Item 4.    Submission of Matters to a Vote of Security Holders.......      12

Item 6.    Exhibits and Reports on Form 8-K..........................      12

Signatures ..........................................................      13

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                                   November 30, 2000     May 31, 2000
                                                                   -----------------     ------------
                                                                      (Unaudited)
Assets
Current assets:
  Cash and cash equivalents ....................................      $    311,674       $     60,673
  Short-term investments .......................................           351,111            463,833
  Accounts receivable, net .....................................           718,896          1,352,736
  Unbilled revenue .............................................            81,284            172,023
  Deferred taxes ...............................................            72,353             72,353
  Other current assets .........................................           229,291            177,183
                                                                      ------------       ------------
Total current assets ...........................................         1,764,609          2,298,801

Property and equipment, net ....................................           183,440            241,474
Software development costs, net ................................         3,831,987          4,417,100
Other assets ...................................................           105,775             81,999
                                                                      ------------       ------------
Total assets ...................................................      $  5,885,811       $  7,039,374
                                                                      ============       ============

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable .............................................      $    298,674       $    455,985
  Accrued expenses .............................................           635,077            885,388
  Loan payable to shareholders .................................           550,000                 --
  Deferred revenue .............................................           608,051            509,345
                                                                      ------------       ------------
Total current liabilities ......................................         2,091,802          1,850,718
Deferred tax liabilities .......................................           116,491            116,492
                                                                      ------------       ------------
Total liabilities ..............................................         2,208,293          1,967,210
                                                                      ------------       ------------

Shareholders' equity:
  Preferred stock,  $.01 par value; 1,000,000 shares authorized;
    None issued ................................................                --                 --
  Common stock, $.01 par value; 10,000,000 shares authorized;
    4,495,984 shares issued and outstanding at November 30, 2000
    and at May 31, 2000 ........................................            44,960             44,960
  Additional paid-in capital ...................................        11,832,246         11,832,246
  Accumulated deficit ..........................................        (8,198,501)        (6,796,355)
  Deferred compensation ........................................            (1,187)            (8,687)
                                                                      ------------       ------------
Total shareholders' equity .....................................         3,677,518          5,072,164
                                                                      ------------       ------------
Total liabilities and shareholders' equity .....................      $  5,885,811       $  7,039,374
                                                                      ============       ============

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     Three months ended November 30,
                                                     -------------------------------
                                                          2000              1999
                                                      -----------       -----------
Revenues:
  Software license fees ........................      $   130,078       $   264,634
  Services .....................................          316,523           346,240
  Hardware .....................................           57,821           383,538
  Maintenance ..................................          361,581           342,475
                                                      -----------       -----------
  Total revenues ...............................          866,003         1,336,887
                                                      -----------       -----------

Cost of revenues:
  Cost of license fees .........................           36,937            31,281
  Cost of services .............................          200,145           313,803
  Cost of hardware .............................           36,862           274,418
  Cost of maintenance ..........................          338,064           251,870
                                                      -----------       -----------
  Total cost of revenues .......................          612,008           871,372
Amortization of software development costs .....          431,814           352,482
                                                      -----------       -----------
                                                        1,043,822         1,223,854
                                                      -----------       -----------
Gross margin ...................................         (177,819)          113,033

Selling, general and administrative expenses ...          572,554           926,505
                                                      -----------       -----------
Loss from operations ...........................         (750,373)         (813,472)
Interest (expense) income and other, net .......             (984)            7,233
                                                      -----------       -----------
Loss before provision (benefit) for income taxes         (751,357)         (806,239)
Provision (benefit) for income taxes ...........               --                --
                                                      -----------       -----------
Net loss .......................................      $  (751,357)      $  (806,239)
                                                      -----------       -----------

Net loss per basic and diluted share ...........      $     (0.17)      $      (.23)
                                                      ===========       ===========

Weighted average shares outstanding ............        4,495,984         3,478,402
                                                      ===========       ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                      Six months ended November 30,
                                                      -----------------------------
                                                          2000              1999
                                                      -----------       -----------
Revenues:
  Software license fees ........................      $   362,063       $   457,491
  Services .....................................          670,148           626,768
  Hardware .....................................          180,254           600,703
  Maintenance ..................................          695,284           692,920
                                                      -----------       -----------
  Total revenues ...............................        1,907,749         2,377,882
                                                      -----------       -----------

Cost of revenues:
  Cost of license fees .........................           78,580            80,806
  Cost of services .............................          492,795           621,389
  Cost of hardware .............................          151,109           457,453
  Cost of maintenance ..........................          639,987           532,790
                                                      -----------       -----------
  Total cost of revenues .......................        1,362,471         1,692,438
Amortization of software development costs .....          833,000           704,964
                                                      -----------       -----------
                                                        2,195,471         2,397,402
                                                      -----------       -----------
Gross margin ...................................         (287,722)          (19,520)

Selling, general and administrative expenses ...        1,122,313         1,807,308
                                                      -----------       -----------
Loss from operations ...........................       (1,410,035)       (1,826,828)
Interest income and other, net .................            7,889            22,496
                                                      -----------       -----------
Loss before provision (benefit) for income taxes       (1,402,146)       (1,804,332)
Provision (benefit) for income taxes ...........               --                --
                                                      -----------       -----------
Net loss .......................................      $(1,402,146)      $(1,804,332)
                                                      -----------       -----------

Net loss per basic and diluted share ...........      $      (.31)      $      (.52)
                                                      ===========       ===========

Weighted average shares outstanding ............        4,495,984         3,473,164
                                                      ===========       ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                 Six months ended November 30,
                                                                 -----------------------------
                                                                    2000              1999
                                                                 -----------       -----------
Operating activities
Net loss ..................................................      $(1,402,146)      $(1,804,332)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization of property and equipment           56,335            57,850
    Amortization of software development costs ............          833,000           704,964
    Amortization of deferred compensation .................            7,500            37,950
    Changes in operating assets and liabilities:
      Accounts receivable .................................          633,840           270,147
      Unbilled revenue ....................................           90,739            90,981
      Gain on sale of property and equipment ..............          (13,166)               --
      Other current and non current assets ................          (37,942)           16,784
      Accounts payable ....................................         (157,311)           (2,175)
      Accrued expenses ....................................         (199,322)         (226,133)
      Deferred revenue ....................................           98,706           386,800
                                                                 -----------       -----------
Net cash used in operating activities .....................          (89,767)         (467,164)
                                                                 -----------       -----------

Investing activities
Software development costs ................................         (247,887)         (621,237)
Purchase of short-term investments ........................               --        (1,983,012)
Redemption of short-term investments ......................          112,723         2,913,221
Proceeds from the sale of property and equipment ..........           22,558                --
Capital expenditures ......................................           (7,691)          (26,096)
                                                                 -----------       -----------
Net cash (used in) provided by investing activities .......         (120,297)          282,876
                                                                 -----------       -----------

Financing activities
Deferred costs related to private placement in process ....          (88,935)               --
Proceeds from loans from shareholders .....................          550,000                --
Net proceeds from private placement .......................               --         1,182,000
                                                                 -----------       -----------
Net cash provided by financing activities .................          461,065         1,182,000
                                                                 -----------       -----------

Increase in cash and cash equivalents .....................          251,001           997,712
Cash and cash equivalents at beginning of period ..........           60,673           101,148
                                                                 -----------       -----------
Cash and cash equivalents at end of period ................      $   311,674       $ 1,098,860
                                                                 -----------       -----------

Supplemental disclosures of cash flow information:
  Cash paid for interest ..................................      $     9,757       $        --
                                                                 -----------       -----------
  Cash paid for income taxes ..............................      $     4,970       $     8,956
                                                                 -----------       -----------

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2000
                                   (unaudited)

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

      Operating results for the six-month period ended November 30, 2000 are not necessarily indicative of the results that may be expected for the year ended May 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2000.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended November 30, 2000 and November 30, 1999

      Revenues. Total revenues decreased by approximately 35% to $866,003 in the three months ended November 30, 2000 as compared to $1,336,887 in the three months ended November 30, 1999. Software license fees decreased by approximately 51% during the 2000 period as compared to the 1999 period, primarily due to the sale of domestic licenses to one customer with a higher number of users during the 1999 period as compared to the 2000 period, offset by an increase in international sales of RIMS in the 2000 period. Service revenues decreased by approximately 9% for the 2000 period as compared to the 1999 period, primarily due to the lower services related to installations of computer systems networks and office software which were substantially offset by higher services related to implementations in the 2000 period. Hardware revenues decreased by approximately 85% during the 2000 period as compared to the 1999 period, primarily due to the cessation of sales of computer systems network and office hardware in the 2000 period. Maintenance revenues increased approximately 6% for the 2000 period as compared to the 1999 period, due to a larger number of maintenance contracts in operation in the 2000 period.

      Cost of Revenues. Total cost of revenues decreased by approximately 30% to $612,008 in the three months ended November 30, 2000 as compared to $871,372 in the three months ended November 30, 1999. As a percentage of revenues, total cost of revenues increased to approximately 71% in the 2000 period as compared to approximately 65% in the 1999 period. As a percentage of license fee revenues, cost of license fees in the 2000 period increased primarily due to higher third party software fees. As a percentage of services revenues, the cost of services was significantly lower in the 2000 period as compared to the 1999 period primarily due to higher billable support services and higher services revenues for modifications, offset, in part, by the cessation of installations of computer systems networks and office software and the reduction in related personnel in the 2000 period. As a percentage of hardware revenues, the cost of hardware was lower in the 2000 period due to the type of hardware installed and lower hardware costs from alternative suppliers. As a percentage of maintenance revenues, the cost of maintenance was higher in the 2000 period as compared to the 1999 period due to higher maintenance costs relating to RIMS Version 4.3, which was released in the 2000 period, offset, in part, by a larger number of maintenance contracts in operation in the 2000 period.

      Amortization of Software Development Costs. Amortization of software development costs increased by approximately 23% to $431,814 in the three months ended November 30, 2000 as compared to $352,482 in the three months ended November 30, 1999. The increase was due to the inclusion of amortization of capitalized software development costs for RIMS Version 4.2 and Version 4.3 in the 2000 period. As a percentage of revenue, the amortization of software development costs was approximately 50% in the 2000 period and 26% in the 1999 period.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by approximately 38% to $572,554 in the three months ended November 30, 2000 as compared to $926,505 in the three months ended November 30, 1999. Lower selling, general and administrative expenses resulted from reductions in the operating costs of the Company's international offices, sales and marketing expenses and the costs associated with providing the installation of computer systems networks and office software.

      Interest (Expense) Income and Other, net. Interest (expense) income and other, net, decreased by $8,217 to interest expense, net of ($984) in the three months ended November 30, 2000 as compared to interest income, net, of $7,233 in the three months ended November 30, 1999. During the 2000 period, the Company incurred interest expense associated with the outstanding borrowings under Company's lines of credit. Interest income for both periods was relatively constant.

      Provision (Benefit) for Income Taxes. Since the Company is operating at a loss, no provision or benefit is reflected in the 2000 or 1999 period. No deferred tax expense has been recorded in the 2000 or the 1999 period as the Company continues to record a valuation allowance to reserve for its net deferred tax assets.

Comparison of Six Months Ended November 30, 2000 and November 30, 1999

      Revenues. Total revenues decreased by approximately 20% to $1,907,749 in the six months ended November 30, 2000 as compared to $2,377,882 in the six months ended November 30, 1999. Software license fees decreased by approximately 21% during the 2000 period as compared to the 1999 period, primarily due to the sale of domestic licenses to one customer with a higher number of users during the 1999 period as compared to the 2000 period, offset by an increase in international sales of RIMS in the 2000 period. Service revenues increased by approximately 7% for the 2000 period as compared to the 1999 period, primarily due to higher services revenues for modifications to standard RIMS as well as higher revenues from services related to installations with a large number of RIMS users, offset, in part, by the cessation of installations of computer systems networks and office software in the 2000 period. Hardware revenues decreased by approximately 70% during the 2000 period as compared to the 1999 period, primarily due to the cessation of sales of computer systems network and office hardware in the earlier part of the 2000 period. Maintenance revenues increased slightly during the 2000 period as compared to the 1999 period, due to a larger number of maintenance contracts in operation in the 2000 period offset, in part, by the election by several customers to discontinue hardware maintenance on older equipment.

      Cost of Revenues. Total cost of revenues decreased by approximately 19% to $1,362,471 in the six months ended November 30, 2000 as compared to $1,692,438 in the six months ended November 30, 1999. As a percentage of revenues, total cost of revenues remained consistent at 71% in both the 2000 and 1999 periods. As a percentage of license fee revenues, cost of license fees in the 2000 period increased primarily due to higher license revenues with no associated third party or distributor fees in the 1999 period as compared to the 2000 period. As a percentage of services revenues, the cost of services was significantly lower in the 2000 period as compared to the 1999 period primarily due to higher services revenues for modifications to standard RIMS and higher billable support services, offset, in part, by the cessation of installations of computer systems networks and office software and the reduction in related personnel in the 2000 period. As a percentage of hardware revenues, the cost of hardware was higher in the 2000 period due to the fixed hardware expenses as applied to lower hardware revenues and the cost of replacement hardware at no cost for one customer. As a percentage of maintenance revenues, the cost of maintenance was higher in the 2000 period as compared to the 1999 period due to higher maintenance costs relating to RIMS Version 4.3, which was released in the 2000 period, offset, in part, by a larger number of maintenance contracts in operation in the 2000 period.

      Amortization of Software Development Costs. Amortization of software development costs increased by approximately 18% to $833,000 in the six months ended November 30, 2000 as compared to $704,964 in the six months ended November 30, 1999. The increase was due to the inclusion of amortization of capitalized software development costs for RIMS Version 4.2 and Version 4.3 in the 2000 period. As a percentage of revenue, the amortization of software development costs was approximately 44% in the 2000 period and 30% in the 1999 period.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by approximately 38% to $1,122,313 in the six months ended November 30, 2000 as compared to $1,807,308 in the six months ended November 30, 1999. Lower selling, general and administrative expenses resulted from reductions in the operating costs of the Company's international offices, professional fees, sales and marketing expenses and the costs associated with the office which provided the installation of computer systems networks and office software.

      Interest Income and Other, net. Interest income and other, net, decreased to $7,889 in the six months ended November 30, 2000 as compared to $22,496 in the six months ended November 30, 1999. This decrease is primarily due to interest expense incurred associated with the outstanding borrowings under the Company's lines of credit and lower interest income related to lower interest bearing balances during the 2000 period.

      Provision (Benefit) for Income Taxes. Since the Company is operating at a loss, no provision or benefit is reflected in the 2000 or 1999 period. No deferred tax expense has been recorded in the 2000 or the 1999 period as the Company continues to record a valuation allowance to reserve for its net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash used in operating activities was $89,767 in the six months ended November 30, 2000 as compared to $467,164 in the six months ended November 30, 1999. Cash flows from operations increased in the 2000 period primarily due a lower loss from operations and higher accounts receivable collections offset, in part, by decreases in accounts payable and accrued expenses primarily related to payments made in the six months ended November 30, 2000 for hardware purchases at the end of fiscal 2000.

      The Company capitalized $247,887 and $621,237 in the six months ended November 30, 2000 and 1999, respectively, for software development costs. The Company did not have any material commitments for software development costs as of November 30, 2000. The Company expended $7,691 and $26,096 for property and equipment in the six months ended November 30, 2000 and 1999, respectively.

      As of November 30, 2000, the Company had $311,674 in cash and cash equivalents, $351,111 in short term investments, and negative working capital of ($327,193).

      As of September 19, 2000, the Company obtained lines of credit from three shareholders of the Company. These lines of credit provide for borrowings of up to $1,050,000 and mature on September 19, 2001. Borrowings bear interest at the prime rate plus two percent (11.50% at November 30, 2000). At November 30, 2000, the Company had drawn down $550,000 from these lines.

      The Company's capital requirements depend on many factors, including the level and timing of revenue, new product development and the expansion of sales and marketing. However, the Company is limited to its current cash, cash equivalents and short term investment balances and available unused lines of credit for funding such internal growth and development, unless the Company is able in the future to raise significant additional funds. To fund working capital and provide for future growth, management is currently seeking to raise additional capital through a private financing. The inability of the Company to raise additional funds when needed will have a material adverse effect on its business, operating results and financial condition. There can be no assurance that the Company will be able to raise any such financing. Under present circumstances, assuming the execution of contracts for RIMS licenses for which we have been selected, or other comparable contracts, under the Company's standard business terms, the Company's existing cash and cash equivalents, short term investments and unused lines of credit will be sufficient to meet the Company's currently anticipated operating and working capital and software development requirements for the next 12 months.

PART II. OTHER INFORMATION:

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company's Annual Meeting of shareholders was held on December 4, 2000. At the meeting, four matters were acted upon by the shareholders.

At the meeting, the first matter acted upon by the shareholders was the election of six directors to the Board of Directors. As of October 25, 2000, the record date for the Annual Meeting, 4,495,984 shares of common stock were outstanding and eligible to vote. Of the 2,992,955 shares of common stock voted at the meeting, in person or by proxy, the number of votes in favor of and withheld from each director was as follows:

           Director             Votes cast in favor         Votes withheld
           --------             -------------------         --------------

      Irwin Balaban                   2,864,035                 128,920
      Herbert Goldman                 2,867,535                 125,420
      William J. Hancock              2,819,895                 173,060
      Lawrence B. Klein               2,866,535                 126,420
      C. Kenneth Morrelly             2,867,635                 125,320
      Yacov Shamash                   2,819,895                 173,060

The second matter acted upon by the shareholders was the approval and adoption of a proposal to amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 shares to 30,000,000 shares. Of the 4,495,984 shares of Common Stock outstanding and eligible to vote, 2,969,478 were voted in favor of the proposal, 124,910 were voted against the proposal and 19,000 abstained from a vote on the proposal.

The third matter acted upon by the shareholders was the approval of a private placement offering of equity securities, or securities convertible into equity securities, of the Company for aggregate consideration in an amount not to exceed $10,000,000. Of the 4,495,984 shares of Common Stock outstanding and eligible to vote, 2,014,526 were voted in favor of the proposal, 126,100 were voted against the proposal and 22,097 abstained from a vote on the proposal.

The fourth matter acted upon by the shareholders was the approval and adoption of a proposal to amend the Company's 1997 Stock Option and Long-Term Incentive Compensation Plan to increase the number of shares of Common Stock that may be issued thereunder from 650,000 to 1,150,000. Of the 4,495,984 shares of Common Stock outstanding and eligible to vote, 1,952,112 were voted in favor of the proposal, 190,670 were voted against the proposal and 19,941 abstained from a vote on the proposal.

No other matters were brought before the meeting for a shareholder vote.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            Exhibit Number      Description
            --------------      -----------

                  27            Financial Data Schedule

            (b)   Reports on Form 8-K

            No reports on Form 8-K were filed during the second quarter of fiscal 2001.

                                   SIGNATURES

      Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ROBOCOM SYSTEMS INTERNATIONAL INC.
                                        ----------------------------------
                                        (Registrant)


Date: January 16, 2001                          By: /s/ C. Kenneth Morrelly
      ----------------                              ----------------------------
                                                    C. Kenneth Morrelly
                                                    President and Chief
                                                    Executive Officer


Date: January 16, 2001                          By: /s/ Elizabeth A. Burke
      ----------------                              ----------------------------
                                                    Elizabeth A. Burke
                                                    Vice President - Finance and
                                                    Chief Financial Officer