Form 10QSB
period 2001-02-28
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2001-04-16
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended February 28, 2001

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________.

                         Commission File Number 0-22735
                                                -------

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
               --------------------------------------------------
               (Name of small business issuer as specified in its
                                    charter)

                  New York                                  11-2617048
---------------------------------------------    -------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
              or organization)                                  No.)

                  511 Ocean Avenue, Massapequa, New York 11758
                  --------------------------------------------
                    (Address of principal executive offices)

                                  516-795-5100
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of April 16, 2001, 4,495,984 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one);      Yes |_| No |X|

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                   FORM 10-QSB

                                      INDEX

PART I.      Financial Information

Item 1.      Financial Statements (unaudited)                           Page no.

             Balance Sheets - February 28, 2001 and May 31 , 2000.......   3

             Statements of Operations - Three months ended
             February 28, 2001 and 2000.................................   4

             Statements of Operations - Nine months ended
             February 28, 2001 and 2000.................................   5

             Statements of Cash Flows - Nine months ended
             February 28, 2001 and 2000.................................   6

             Notes to Financial Statements..............................   7

Item 2.      Management's Discussion and Analysis or Plan of
             Operation..................................................   8

PART II.     Other Information

Item 6.      Exhibits and Reports on Form 8-K...........................  12

Signatures   ...........................................................  12

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                                      February 28, 2001   May 31, 2000
                                                                      -----------------   ------------
                                                                         (Unaudited)         (Note 1)
Assets
Current assets:
     Cash and cash equivalents ....................................     $    242,873      $     60,673
     Short-term investments .......................................          356,461           463,833
     Accounts receivable, net .....................................          398,069         1,352,736
     Unbilled revenue .............................................          155,417           172,023
     Deferred taxes ...............................................           72,353            72,353
     Other current assets .........................................          218,381           177,183
                                                                        ------------      ------------
Total current assets ..............................................        1,443,554         2,298,801

Property and equipment, net .......................................          155,629           241,474
Software development costs, net ...................................        3,485,230         4,417,100
Other assets ......................................................          155,186            81,999
                                                                        ------------      ------------
Total assets ......................................................     $  5,239,599      $  7,039,374
                                                                        ============      ============

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable .............................................     $    334,542      $    455,985
     Accrued expenses .............................................          592,926           885,388
     Loan payable to shareholders .................................          550,000                --
     Deferred revenue .............................................          597,468           509,345
                                                                        ------------      ------------
Total current liabilities .........................................        2,074,936         1,850,718
Deferred tax liabilities ..........................................          116,492           116,492
                                                                        ------------      ------------
Total liabilities .................................................        2,191,428         1,967,210
                                                                        ------------      ------------

Shareholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares authorized;
        None issued ...............................................               --                --
     Common stock, $.01 par value; 10,000,000 shares authorized;
       4,495,984 shares issued and outstanding at February 28, 2001
       and at May 31, 2000 ........................................           44,960            44,960
     Additional paid-in capital ...................................       11,832,246        11,832,246
     Accumulated deficit ..........................................       (8,829,035)       (6,796,355)
     Deferred compensation ........................................               --            (8,687)
                                                                        ------------      ------------
Total shareholders' equity ........................................        3,048,171         5,072,164
                                                                        ------------      ------------
Total liabilities and shareholders' equity ........................     $  5,239,599      $  7,039,374
                                                                        ============      ============

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 Three months ended February 28,
                                                 -------------------------------
                                                      2001             2000
                                                 ------------      -------------
Revenues:
   Software license fees .....................    $   121,610      $   140,068
   Services ..................................        276,262          505,301
   Hardware ..................................        205,971        1,191,582
   Maintenance ...............................        351,973          316,076
                                                  -----------      -----------
   Total revenues ............................        955,816        2,153,027
                                                  -----------      -----------

Cost of revenues:
   Cost of license fees ......................         (1,185)         112,475
   Cost of services ..........................        174,345          295,300
   Cost of hardware ..........................         89,230          846,372
   Cost of maintenance .......................        313,444          248,513
                                                  -----------      -----------
   Total cost of revenues ....................        575,834        1,502,660
Amortization of software development costs ...        437,784          385,872
                                                  -----------      -----------
                                                    1,013,618        1,888,532
                                                  -----------      -----------
Gross margin .................................        (57,802)         264,495

Selling, general and administrative expenses .        566,192          872,259
                                                  -----------      -----------
Loss from operations .........................       (623,994)        (607,764)
Interest (expense) income and other, net .....         (6,540)          10,863
                                                  -----------      -----------
Loss before provision for income taxes .......       (630,534)        (596,901)
Provision for income taxes ...................             --               --
                                                  -----------      -----------
Net loss .....................................    $  (630,534)     $  (596,901)
                                                  ===========      ===========

Net loss per basic and diluted share .........    $      (.14)     $      (.14)
                                                  ===========      ===========

Weighted average shares outstanding ..........      4,495,984        4,420,380
                                                  ===========      ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                  Nine months ended February 28,
                                                  ------------------------------
                                                      2001             2000
                                                  ------------      ------------
Revenues:
   Software license fees .....................     $   483,674      $   597,559
   Services ..................................         946,409        1,132,069
   Hardware ..................................         386,225        1,792,285
   Maintenance ...............................       1,047,258        1,008,996
                                                   -----------      -----------
   Total revenues ............................       2,863,566        4,530,909
                                                   -----------      -----------

Cost of revenues:
   Cost of license fees ......................          77,395          193,281
   Cost of services ..........................         667,138          916,689
   Cost of hardware ..........................         240,339        1,303,825
   Cost of maintenance .......................         953,431          781,303
                                                   -----------      -----------
   Total cost of revenues ....................       1,938,303        3,195,098
Amortization of software development costs ...       1,270,784        1,090,836
                                                   -----------      -----------
                                                     3,209,087        4,285,934
                                                   -----------      -----------
Gross margin .................................        (345,521)         244,975

Selling, general and administrative expenses .       1,688,508        2,679,566
                                                   -----------      -----------
Loss from operations .........................      (2,034,029)      (2,434,591)
Interest income and other, net ...............           1,349           33,360
                                                   -----------      -----------
Loss before provision for income taxes .......      (2,032,680)      (2,401,231)
Provision for income taxes ...................              --               --
                                                   -----------      -----------
Net loss .....................................     $(2,032,680)     $(2,401,231)
                                                   ===========      ===========

Net loss per basic and diluted share .........     $      (.45)     $      (.63)
                                                   ===========      ===========

Weighted average shares outstanding ..........       4,495,984        3,787,750
                                                   ===========      ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                            Nine months ended February 28,
                                                            ------------------------------
                                                                2001             2000
                                                            -----------      -------------
Operating activities
Net loss ..............................................     $(2,032,680)     $(2,401,231)
Adjustments to reconcile net loss to net
   cash used in operating activities:
       Depreciation and amortization of property and
         equipment ....................................          84,145           87,966
       Amortization of software development costs .....       1,270,784        1,090,836
       Amortization of deferred compensation ..........           8,687           56,925
       Gain on sale of property and equipment .........         (13,167)              --
       Changes in operating assets and liabilities:
         Accounts receivable ..........................         954,667          283,572
         Unbilled revenue .............................          16,606          172,023
         Other current and non current assets .........         (27,027)          (2,885)
         Accounts payable .............................        (121,443)         571,452
         Accrued expenses .............................        (241,473)        (132,692)
         Deferred revenue .............................          88,123           73,728
                                                            -----------      -----------
Net cash used in operating activities .................         (12,778)        (200,306)
                                                            -----------      -----------

Investing activities
Software development costs ............................        (338,914)        (959,888)
Purchase of short-term investments ....................              --       (4,144,964)
Redemption of short-term investments ..................         107,372        4,012,165
Proceeds from the sale of property and equipment ......          22,558               --
Capital expenditures ..................................          (7,691)         (29,774)
                                                            -----------      -----------
Net cash used in investing activities .................        (216,675)      (1,122,461)
                                                            -----------      -----------

Financing activities
Deferred costs related to private placement in
   process ............................................        (138,347)              --
Proceeds from loans from shareholders .................         550,000               --
Net proceeds from private placement ...................              --        1,280,869
                                                            -----------      -----------
Net cash provided by financing activities .............         411,653        1,280,869
                                                            -----------      -----------

Increase (decrease) in cash and cash equivalents ......         182,200          (41,898)
 Cash and cash equivalents at beginning of period .....          60,673          101,148
                                                            -----------      -----------
 Cash and cash equivalents at end of period ...........     $   242,873      $    59,250
                                                            ===========      ===========

Supplemental disclosures of cash flow information:
  Cash paid for interest ..............................     $    15,125      $        --
                                                            ===========      ===========
  Cash paid for income taxes ..........................     $       551      $    11,253
                                                            ===========      ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 2001
                                   (unaudited)

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

      The balance sheet at May 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

      Operating results for the nine-month period ended February 28, 2001 are not necessarily indicative of the results that may be expected for the year ended May 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2000.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended February 28, 2001 and February 29, 2000

      Revenues. Total revenues decreased by approximately 56% to $955,816 in the three months ended February 28, 2001 as compared to $2,153,027 in the three months ended February 29, 2000. Software license fees decreased by approximately 13% during the 2001 period as compared to the 2000 period, primarily due to fewer domestic RIMS licenses sales during the 2001 period as compared to the 2000 period, offset by an increase in international sales of RIMS in the 2001 period. Service revenues decreased approximately 45% for the 2001 period as compared to the 2000 period, primarily due to service revenues in the 2000 period related to a significant modification to RIMS Version 4.3, which related to one customer, in addition to the cessation of services related to installations of computer systems networks and office software. Hardware revenues decreased by approximately 83% during the 2001 period as compared to the 2000 period, primarily due to a significant sale of hardware to one customer during the 2000 period, in addition to the cessation of sales of computer systems network and office hardware in the 2001 period. Maintenance revenues increased approximately 11% for the 2001 period as compared to the 2000 period, due to a larger number of maintenance contracts in operation in the 2001 period.

      Cost of Revenues. Total cost of revenues decreased by approximately 62% to $575,834 in the three months ended February 28, 2001 as compared to $1,502,660 in the three months ended February 29, 2000. As a percentage of revenues, total cost of revenues decreased to approximately 60% in the 2001 period as compared to approximately 70% in the 2000 period. As a percentage of license fee revenues, cost of license fees in the 2001 period decreased primarily due to lower third party software fees. As a percentage of services revenues, the cost of services was higher in the 2001 period as compared to the 2000 period primarily due to lower service revenues related to modifications, offset, in part, by the cessation of installations of computer systems networks and office software and the reduction in related personnel in the 2001 period. As a percentage of hardware revenues, the cost of hardware was lower in the 2001 period due to a credit from a hardware supplier for defective equipment. As a percentage of maintenance revenues, the cost of maintenance was higher in the 2001 period as compared to the 2000 period due to higher maintenance costs relating to RIMS Version 4.3, which was released in July 2000, offset, in part, by a larger number of maintenance contracts in operation in the 2001 period.

      Amortization of Software Development Costs. Amortization of software development costs increased by approximately 13% to $437,784 in the three months ended February 28, 2001 as compared to $385,872 in the three months ended February 29, 2000. The increase was due to the inclusion of amortization of capitalized software development costs for RIMS Version 4.3 in the 2001 period. As a percentage of revenue, the amortization of software development costs was approximately 46% in the 2001 period and 18% in the 2000 period.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by approximately 35% to $566,192 in the three months ended February 28, 2001 as compared to $872,259 in the three months ended February 29, 2000. Lower selling, general and administrative expenses resulted from reductions in the operating costs of the Company's international offices, sales expenses and the costs associated with providing the installation of computer systems networks and office software.

      Interest (Expense) Income and Other, net. Interest (expense) income and other, net, decreased by $17,403 to interest expense, net of ($6,540) in the three months ended February 28, 2001 as compared to interest income, net, of $10,863 in the three months ended February 29, 2000. During the 2001 period, the Company incurred interest expense associated with the outstanding borrowings under the Company's lines of credit. Interest income for both periods was relatively constant.

      Provision for Income Taxes. Since the Company is operating at a loss, no provision or benefit for income taxes is reflected in the 2001 or 2000 period. No deferred tax expense has been recorded in the 2001 or the 2000 period as the Company continues to record a valuation allowance to reserve for its net deferred tax assets.

Comparison of Nine Months Ended February 28, 2001 and February 29, 2000

      Revenues. Total revenues decreased by approximately 37% to $2,863,566 in the nine months ended February 28, 2001 as compared to $4,530,909 in the nine months ended February 29, 2000. Software license fees decreased by approximately 19% during the 2001 period as compared to the 2000 period, primarily due to the sale of domestic licenses to one customer with a higher number of users during the 2000 period, offset by an increase in international sales of RIMS in the 2001 period. Service revenues decreased by approximately 16% for the 2001 period as compared to the 2000 period, primarily due to lower services revenues from services related to installations, in addition to the cessation of installations of computer systems networks and office software in the 2001 period. Hardware revenues decreased by approximately 78% during the 2001 period as compared to the 2000 period, primarily due a significant sale of hardware to one customer during the 2000 period, in addition to the cessation of sales of computer systems network and office hardware in the earlier part of the 2001 period. Maintenance revenues increased by approximately 4% during the 2001 period as compared to the 2000 period, due to a larger number of maintenance contracts in operation in the 2001 period offset, in part, by the election by several customers to discontinue hardware maintenance on older equipment.

      Cost of Revenues. Total cost of revenues decreased by approximately 39% to $1,938,303 in the nine months ended February 28, 2001 as compared to $3,195,098 in the nine months ended February 29, 2000. As a percentage of revenues, total cost of revenues decreased slightly to approximately 68% in the 2001 period from approximately 71% in the 2000 period. As a percentage of license fee revenues, cost of license fees in the 2001 period decreased primarily due to higher license revenues with no associated third party or distributor fees in the 2001 period as compared to the 2000 period. As a percentage of services revenues, cost of services was lower in the 2001 period as compared to the 2000 period primarily due to the cessation of installations of computer systems networks and office software and the reduction in related personnel in the 2001 period. As a percentage of hardware revenues, the cost of hardware was lower in the 2001 period due to a credit from a hardware supplier for defective equipment. As a percentage of maintenance revenues, the cost of maintenance was higher in the 2001 period as compared to the 2000 period due to higher maintenance costs relating to RIMS Version 4.3, which was released in the 2001 period, offset, in part, by a larger number of maintenance contracts in operation in the 2001 period.

      Amortization of Software Development Costs. Amortization of software development costs increased by approximately 16% to $1,270,784 in the nine months ended February 28, 2001 as compared to $1,090,836 in the nine months ended February 29, 2000. The increase was due to the inclusion of amortization of capitalized software development costs for RIMS Version 4.3 in the 2001 period. As a percentage of revenue, the amortization of software development costs was approximately 44% in the 2001 period and 24% in the 2000 period.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by approximately 37% to $1,688,508 in the nine months ended February 28, 2001 as compared to $2,679,566 in the nine months ended February 29, 2000. Lower selling, general and administrative expenses resulted from reductions in the operating costs of the Company's international offices, professional fees, sales and marketing expenses and the costs associated with the office which provided the installation of computer systems networks and office software.

      Interest Income and Other, net. Interest income and other, net, decreased to $1,349 in the nine months ended February 28, 2001 as compared to $33,360 in the nine months ended February 29, 2000. This decrease is primarily due to interest expense incurred associated with the outstanding borrowings under the Company's lines of credit and lower interest income related to lower interest bearing cash balances during the 2001 period.

      Provision for Income Taxes. Since the Company is operating at a loss, no provision or benefit for income taxes is reflected in the 2001 or 2000 period. No deferred tax expense has been recorded in the 2001 or the 2000 period as the Company continues to record a valuation allowance to reserve for its net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash used in operating activities was $12,778 in the nine months ended February 28, 2001 as compared to $200,306 in the nine months ended February 29, 2000. Cash flows from operations increased in the 2001 period primarily due a lower loss from operations and increased collections of accounts receivable.

      The Company capitalized $338,914 and $959,888 in the nine months ended February 28, 2001 and 2000, respectively, for software development costs. The Company did not have any material commitments for software development costs as of February 28, 2001. The Company expended $7,691 and $29,774 for property and equipment in the nine months ended February 28, 2001 and 2000, respectively.

      As of February 28, 2001, the Company had $242,873 in cash and cash equivalents, $356,461 in short term investments, and a working capital deficiency of $631,382.

      As of September 19, 2000, the Company obtained lines of credit from three shareholders of the Company. These lines of credit provide for borrowings of up to $1,050,000 and mature on September 19, 2001. Borrowings bear interest at the prime rate plus two percent (10.50% at February 28, 2001). At February 28, 2001, the Company had drawn down $550,000 from these lines.

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

      The Company's cash, cash equivalents and short term investment balances and cash generated from operations will only be sufficient to meet the Company's anticipated cash needs to approximately May 31, 2001, although there can be no assurance in this regard. Accordingly, the Company will require an additional, substantial capital infusion to continue its operations. In addition to seeking to raise capital through a private financing, the Company continues to explore strategic alternatives, which may include the sale of the Company, a merger, an asset sale, or another comparable transaction, or a financial restructuring. If the Company is unsuccessful in completing a private financing or a strategic transaction, the Company will be required to cease operations, and the Company's common stock will have no value. In addition, potential investors in the Company's common stock should consider the risk that, even if the Company is successful in completing a strategic transaction, the Company's common stock may nonetheless have no value.

OTHER

      The Company has received a Nasdaq Staff Determination on January 5, 2001 that the Company's common stock has failed to maintain the required minimum bid price of $1.00 over a period of 30 consecutive trading days. The Company was provided with 90 calendar days, or until April 5, 2001, to regain compliance with this requirement or the Company's common stock would be delisted from trading on The Nasdaq SmallCap Market. The Company did not regain compliance with this requirement as of April 5, 2001 and the Company received a second notice on April 9, 2001 that the Company's common stock will be delisted at the opening of business on April 17, 2001. On April 13, 2001, the Company requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination. The hearing request will stay the delisting of the Company's common stock pending a decision. There can be no assurance that the Company's request for continued listing will be granted. If the Company's common stock is delisted, the Company's common stock will trade on the Over-The-Counter Bulletin Board, under the same symbol.

PART II. OTHER INFORMATION:

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

      Exhibit Number            Description
      --------------            -----------

      None.

      (b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the third quarter of fiscal 2001.

                                   SIGNATURES

      Pursuant to the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ROBOCOM SYSTEMS INTERNATIONAL INC.
                                ----------------------------------
                                (Registrant)


Date: April 16, 2001                    By: /s/ C. Kenneth Morrelly
                                            ------------------------------------
                                            C. Kenneth Morrelly
                                            President and Chief Executive
                                            Officer


Date: April 16, 2001                    By: /s/ Elizabeth A. Burke
                                            ------------------------------------
                                            Elizabeth A. Burke
                                            Vice President - Finance and Chief
                                            Financial Officer