Form 10KSB40
period 2001-05-31
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2001-10-12
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

            |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended May 31, 2001

            |_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from          to         .

                         Commission File Number 0-22735
                                                -------

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
        ----------------------------------------------------------------
                 (Name of small business issuer in its charter)

          New York                                    11-2617048
-------------------------------        -----------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

  511 Ocean Avenue, Massapequa, New York                            11758
--------------------------------------------                 -------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure is contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year. $3,836,741

As of September 30, 2001, the issuer had outstanding 4,495,984 shares of its common stock.

As of September 30, 2001, the aggregate market value of the issuer's common stock held by non-affiliates was $314,719 (based upon the closing price of the issuer's common stock on The Over-the-Counter Bulletin Board on such date).

Transitional Small Business Disclosure Format (check one)  Yes |_|  No |X|

                                     Part I

Item 1. Description of Business.

General

      Robocom Systems International Inc. (the "Company"), incorporated in 1982, develops, markets and supports advanced warehouse management software solutions that enable companies to realize significant cost savings by automating their warehouse operations and providing inventory visibility throughout the supply chain. The Company's primary product, RIMS(TM), is a client-configurable software solution that enables a company's warehouse to respond to a customer order with greater accuracy and in a more timely manner, thereby turning the warehouse into a competitive advantage. RIMS operates in an open system environment and interfaces with an organization's existing information systems. In addition to providing RIMS software licenses, the Company provides installation, training, implementation support and maintenance services and resells related hardware.

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

      As a result of these trends, manufacturers and suppliers are experiencing significant pressures to satisfy customer demands for improved product delivery visibility and reduced delivery times. Historically, manufacturers have organized their businesses primarily to increase manufacturing efficiency and output. However, as major customers shift the burden of inventory management to the manufacturer or distributor, manufacturers and distributors have refocused their business process re-engineering efforts to evaluate the service and value provided to customers from existing operations and supply chains and are seeking alternatives for streamlining the supply, warehousing and distribution process. The need to satisfy customer demand for more effective and efficient order fulfillment has caused manufacturers and distributors to seek greater communication, understanding and control over the entire supply chain. This is necessary to minimize materials inventories, ensure the timing of deliveries from suppliers, reduce manufacturing cycle times, minimize finished goods inventories, maximize the efficiency of warehousing and transportation systems and provide superior response times to customers.

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

      o New Product Development. The Company intends to continue to produce a quality warehouse management system product that meets client expectations in terms of functionality, flexibility, procurement cost, implementation cost and ongoing maintenance cost. The Company believes RIMS meets these expectations and will continue to do so as the product evolves. The Company is committed to continuous product improvement through a software development program that is driven by customer input. The Company intends to continue to utilize its industry, customer and supplier relationships to keep abreast of emerging standards, protocols and application programming interfaces as such trends are introduced and gain market acceptance. The Company believes Internet-based applications will drive the next significant technology change in the warehouse management system industry. The Company believes that an event driven, open, world wide web-based, multi-tiered application architecture will supplant the traditional rule-based, proprietary client/server technology currently employed by its competitors. See "-- Products, "-- Third Party Hardware Products," and "-- Product Development." In addition, the Company believes the incorporation of certain management decision support tools will make the product more unique.

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

      o International Expansion. The Company intends to continue to establish itself in the international business market. In this regard, the Company has established formal relationships with distributors in Argentina, Belgium, Israel, Luxembourg, the Netherlands and the United Kingdom that are established systems integrators with large client bases in their respective regions. The Company has established an international sales and support office in the Netherlands. The Company intends to establish additional international relationships. See "-- Sales and Marketing."

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

      o Standard Interfaces. The Company has developed standard, certified interfaces to two leading ERP products: MFG/PRO (QAD) and R/3 (SAP). These interfaces will enable users of these ERP products to seamlessly benefit from RIMS warehouse management.

Service and Maintenance

      In addition to licensing of RIMS, the Company provides its clients with a wide range of services that include:

      o     Computer software and hardware configuration services
      o     Operational process review and consultation
      o     Project management of the implementation
      o     Implementation support
      o     Configuration and user training
      o     Customization
      o     Material handling and facility layout consulting
      o     Software and hardware maintenance services.

      With a goal of total client satisfaction, the Company offers a structured program that typically lasts four to six months and begins with the development of joint business scenarios between the Company and its client. This program includes configuration of the software and hardware, configuration training, a prototype "pilot training" program, project management and implementation support services. These programs facilitate and integrate the skill of the Company into the client's processes and operations resulting in a modeling of the client's warehouse management operations. The outcome of this program is the early identification of client operating issues prior to client implementation. In addition, this program aids in the development of standard warehouse operating procedures for the client. The Configuration course explains basic RIMS terminology and methodology related to system configuration and setup. The Company provides management and installation of operating systems, hardware, networks, communication links and relational database management tools. Standard user training for RIMS includes a Supervisors' course that provides supervisory warehouse management training that is necessary to effectively control and monitor the warehouse facility and an Operators' course that is a hands-on training course for warehouse workers concentrating on the execution of RIMS related tasks. In addition, curricula include a post-implementation class and an audit of client operational procedures after implementation. Customized courses are also made available on request. A Train-the-Trainer course provides information and materials to third-party trainers who will perform the future RIMS training.

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

      In those cases in which the standard RIMS product cannot meet the client's needs, the Company can enter into contracts to perform certain modifications to the baseline product.

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

      Client orders for the Company's RIMS products over the last three fiscal years have ranged from approximately $50,000 to over $1 million. Due to the size of most orders and the need for differing amounts of modification for each installation, the Company historically has obtained orders from a relatively small number of new clients each fiscal quarter. As a result, individual clients have often accounted for more than 10% of total revenues in a particular fiscal period. For each of the fiscal years ended May 31, 1999, 2000 and 2001, the Company had one client that accounted for approximately 10.3%, 26.5% and 13.8% of total revenues, respectively. Because of the nature of the Company's business operations, the Company anticipates that the number of clients that account for more than 10% of total revenues for a fiscal period will vary from period to period depending on the status and timing of significant orders by a particular client or clients in any given fiscal period.

Sales and Marketing

      The Company currently markets its products and services primarily through a direct sales force in North America and directly and indirectly in other parts of the world. The Company conducts marketing and sales programs that include strategic partner development, public relations, direct mail, advertising, seminars, trade shows and ongoing client communications programs. Sales and marketing personnel are located at the Company's headquarters in Massapequa, New York. The Company has an international sales and support office in Amsterdam, Netherlands that seeks viable distributors in its region of operation and technically supports RIMS products.

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

      The Company markets RIMS through resellers located in the Argentina, Belgium, Israel, Luxembourg, the Netherlands and the United Kingdom. The Company's resellers are established systems integrators with large client bases in their respective regions. The Company's agreements with such resellers are not exclusive. The Company intends to establish additional non-exclusive international resellers in Europe.

      For the fiscal years ended May 31, 1999, 2000, and 2001, approximately 10.3%, 5.9%, and 16.8%, respectively, of the Company's revenues were generated outside the United States. The Company expects that international sales will increase as the Company adds additional international resellers. There are a number of risks inherent in the Company's current and proposed international business activities. There can be no assurance that such factors will not have an adverse effect on the ability of the Company to increase revenues from future international sales and, consequently, on the Company's results of operations.

Product Development

      The Company seeks to offer an extensive, integrated product line that provides complete warehouse management functionality to warehouses worldwide. To effect this strategy, the Company intends to continue to introduce new modules, upgraded functionality and enhancements to existing products.

      The Company, through its development and support personnel, works closely with its clients and prospective clients to determine their requirements and to design enhancements and new products to meet client needs. Using input from the user community, the Company's steering committee will select suitable enhancements for inclusion in future releases of RIMS. Product improvements are often initiated by client-funded modifications that can be incorporated into the standard package. Clients benefit by funding enhancements that improve the baseline product through lower maintenance costs and future ability to upgrade. All Company product development is performed by its employees. The Company's capitalized software development costs were $1,309,213, $1,261,600 and $494,669 in fiscal 1999, 2000 and 2001, respectively.

      The Company plans to undertake continuous product improvement to ensure competitiveness. New modules and features are constantly being added to the product. In August 1997, the Company released the first pre-configured RIMS system for the food industry (RIMS.Food). In May 1998, the Company released Version 3.5, which features wave planning, standard conveyor/sortation interface and modules for picking production materials and bulk receiving. In April 1999, the Company released Version 4.0 which, based on Internet technology, enables authorized users to monitor and manage their warehouses and enables supply chain partners to access order and shipment status in real time for the cost of an Internet connection. Version 4.0 provides Internet functionality with Microsoft Windows NT compatibility while maintaining compatibility with UNIX. In December 1999, the Company released Version 4.2, which enables users to manage and operate their warehouses using an easily managed web browser interface on either a corporate Intranet or the Internet without the need for additional software. This new Data View technology provides secure, real-time visibility and access directly into a RIMS warehouse.

      The Company is continuing its software development efforts by designing enhancements to RIMS using Internet technology that focuses on the Java programming language and Extensible Markup Language (XML). By incorporating this technology into RIMS, authorized users and their supply chain applications on the World Wide Web are able to access and manage a RIMS controlled warehouse from anywhere on the Internet. For example, a RIMS client is able to permit its authorized users to access its RIMS data repository via the Internet, which will reduce the burden on its own customer service department because the status of orders and the location of inventory for an order may be monitored directly by the authorized user (i.e., a retail client or plant manager). Protection of the client's data and restriction of unauthorized access are provided within the RIMS system using standards-based authorization and encryption. Scalability and ease of maintenance are additional benefits of this architecture. The first Internet- and intranet-based, Windows NT enabled RIMS Version was released in April 1999 as Version 4.0. Version 4.2, which provides additional Internet- and intranet-based capabilities, was released in December 1999, and Version 4.3 was released in July 2000. RIMS Version 4.3 features multiwarehouse functionality, a yard management system for inbound trucks and a link to a transportation management system (TMS). RIMS Version 4.3 also highlights tasks interleaving and new system directed RF task for increased operator productivity. During Fiscal 2001, additional features were added to RIMS 4.3, including batch picking, cycle counting by item velocity, and an interface to external systems structured around the technology of Extensible Markup Language (XML). RIMS.alert, an event-driven tool that employs XML technology to trigger electronic mail messages to subscribers, was released in May 2001 and can be integrated with a customer's RIMS application or implemented independently.

      The Company intends to continue development of enhancements and to explore new opportunities as they relate to the acceleration of electronic commerce over the Internet. New products that extend the capabilities of a traditional warehouse management system to enhance a user's position in the supply chain, such as transportation management, sharing data with trading partners, and decision support tools, are typical applications of this technology. In addition, the Company intends to continue to develop certified interfaces with complementary third-party products, including leading ERP products.

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

Employees

      As of August 31, 2001, the Company had 22 employees, of which three were employees primarily in management and administration, eight in product development, one in software services, eight in client support, and two in sales and marketing. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company considers its relations with its employees to be satisfactory.

Item 2. Description of Property.

      The Company's headquarters are located in Massapequa, New York in approximately 10,000 square feet of office space that is leased from Robocom Properties, Inc., a corporation of which the principal shareholders are currently officers or directors of the Company. See "Item 12. Certain Relationships and Related Transactions". The annual rental on the corporate headquarters is $183,276 (excluding operating expenses, insurance, property taxes and assessments), subject to increases based upon fluctuations in the prime rate, as published in the Wall Street Journal. The lease expires on December 31, 2010.

      The Company also leases approximately 2,000 square feet in Teaneck, New Jersey. The lease expires on January 1, 2002 and may be extended by the Company for an additional five-year period. Effective August 1, 2000, the Company has subleased this facility in its entirety to an unaffiliated party.

      The Company also leases approximately 1,300 square feet in Hoofddorp in the Netherlands. The lease expires on April 30, 2003, and may be extended by the Company for an additional five-year period. The lease has an annual rental rate of approximately $10,000 (excluding operating expenses and insurance).

      The Company believes that its existing facilities are sufficient for its current operations.

Item 3. Legal Proceedings.

      The Company is not a party to any material legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

                                     Part II

Item 5. Market for Common Equity and Related Shareholder Matters.

      The Company's Common Stock has been listed on The Over-the-Counter Bulletin Board since April 5, 2001 under the symbol RIMS. From January 25, 1999 to April 4, 2001, the Company's Common Stock had been listed on The Nasdaq SmallCap Market under the same symbol. From June 26, 1997, the date of the initial public offering of the Common Stock, to January 25, 1999, the Common stock had been listed on The Nasdaq Stock Market. The following table represents the high and low price information for the Company's Common Stock for each quarterly period in fiscal 2001, 2000 and 1999.

                                         Fiscal 2001               Fiscal 2000              Fiscal 1999
                                    --------------------       ------------------       ------------------
                                      High           Low         High         Low         High         Low
                                      ----           ---         ----         ---         ----         ---
Quarter ended August 31             $3.750        $1.438       $3.000      $1.250       $4.500      $2.750
Quarter ended November 30            2.188         0.688        2.313       1.313        3.000       0.625
Quarter ended February 28            0.938         0.219        4.625       1.063        2.250       1.000
Quarter ended May 31                 1.000         0.270        9.938       1.875        3.000       1.313

      Quotations listed above since April 5, 2001, the date on which the Company's Common Stock was first listed on the Over-the-Counter Bulletin Board, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

      As of September 30, 2001, there were 4,495,984 shares of the Company's Common Stock outstanding held by approximately 33 shareholders of record.

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

Overview

      The Company's principal activities include marketing and support of comprehensive warehouse management software systems. The Company licenses its RIMS warehouse management systems; it provides related services (including customization and modification, project management, training and implementation) and maintenance support; and it sells related third-party hardware products. Prior to fiscal 1997, the Company's revenues were principally derived from highly-customized RIMS warehouse systems and adaptations that required substantial modifications to meet the functionality required by clients. Over the past four fiscal years, the Company's has replaced virtually all of the customized revenues with revenues from the sale of the Company's standard RIMS warehouse management software system. As a result, the Company's future operating results are significantly dependent upon continued market acceptance of RIMS and enhancements thereto. In addition, since a substantial portion of the Company's revenues in any fiscal period are derived from relatively few sales of RIMS, both the number of new sales of RIMS and the timing of orders for, and installations of, new systems in any fiscal period, has caused and is expected to continue to cause, significant fluctuations in revenue from period to period.

      The Company's revenues are derived from software license fees, fees for services, sales of hardware and maintenance fees. Software license fees include revenue from the licensing of the Company's proprietary RIMS software and, to a limited extent, revenue from the sublicensing of certain third-party software. Software license fee revenue is recorded when the software has been delivered, the license agreement with the client has been executed and collection of the resulting receivable is deemed probable. Service revenues are derived from project management, customization and modification of licensed software, training, on-site support and implementation services. Service revenues are recorded when the service is performed. Hardware revenues are derived from the Company's resale of a variety of third-party hardware products on behalf of other manufacturers, including computer hardware, radio frequency equipment, bar code printers and other peripherals. Such revenues are recognized when the title to such hardware passes to the client. Clients typically enter into one-year maintenance agreements with the Company upon the completion of the software utilization and pay maintenance fees annually or monthly in advance. The Company recognizes revenue from each maintenance agreement ratably over the period covered by the agreement, but is only required to perform maintenance services as and when the client requests them. Historically, all of the Company's RIMS clients have entered into, and substantially all of the Company's RIMS clients have renewed, maintenance agreements with the Company.

      Prior to fiscal 2000, the Company's total revenues in any period had become less dependent upon a relatively small number of large sales. However, during fiscal 2000, the Company experienced two anomalies. First, in the fall of 1999, the Company executed a $4 million contract with one customer. In addition, during fiscal 2000, the Company experienced fewer sales of RIMS due to the year 2000 slowdown. This combination resulted in fewer new customer installations in fiscal 2000, while the significant contract with one customer contributed significantly to revenues. Revenues from the Company's five largest clients in each of fiscal 1999, 2000 and 2001 accounted for approximately 33%, 45% and 38% of total revenues, respectively. The 2001 general economic slowdown has further affected the Company sales.

      Costs of revenues represents the cost of software modification, system implementation and other services, hardware and maintenance support. Costs of services and costs of maintenance consist primarily of labor costs for client support, including personnel costs, and costs relating to subcontracted services and overhead. Typically, costs of maintenance associated with the Company's standard maintenance contract decrease over the life of the maintenance contract. The number of programmers and service and support personnel employed by the Company was 29 at May 31, 1999 and 2000, and 21 at May 31, 2001. Programmers also function as engineers in the development of software, as described below. Cost of hardware consists primarily of the cost of hardware sold by the Company on behalf of other manufacturers.

      Amortization of software development costs consists of the amortization of costs of engineering personnel and related development expenses, such as the development of software tools and documentation, capitalized starting at the point technological feasibility is demonstrated. The Company believes that a significant level of investment in software development is essential to achieve and maintain a market leadership position. The Company capitalized $1,309,213, $1,261,600 and $494,669 in fiscal 1999, 2000 and 2001, respectively, for software development costs. Research and development costs for these periods were not significant. The Company employed 17, 14 and 13 software development employees at May 31, 1999, 2000 and 2001, respectively, some of which also functioned as programmers for the installation or modification of the Company's software. Amortization of software development costs has increased primarily due to the commencement of amortization of capitalized software development costs for RIMS Version 3.5 in May 1998, and Version 4.0 in April 1999, Version 4.2 in December 1999, and Version 4.3 in July 2000, the months in which such versions were first available for sale. RIMS has been technologically feasible since 1992 and saleable since the beginning of fiscal 1995. The Company's past, current and planned product development efforts are directed at enhancing and improving RIMS. Version 4.0, based on Internet technology, enables authorized users to monitor and manage their warehouses and enables supply chain partners to access order and shipment status in real time, for the cost of an Internet connection. Version 4.0 provides Internet functionality with Microsoft Windows NT compatibility while maintaining compatibility with UNIX. Version 4.2 provides additional Internet- and intranet-based capabilities. New features in RIMS Version 4.3 include multiwarehouse functionality, a yard management system for inbound and outbound trucks and a link to a transportation management system
(TMS). The Company anticipates that the dollar amount of the costs capitalized will decrease during fiscal 2002. As a percentage of total revenue, however, the Company anticipates that amortization of software development expenses will decrease as revenues increase.

      Selling, general and administrative expenses consist primarily of salaries for sales, marketing, administrative, executive and financial personnel, commissions paid to sales personnel, and travel and promotional expenses. The sales and marketing, general and administrative staff consisted of 21, 20 and 10 employees at May 31, 1999, 2000 and 2001, respectively. The Company anticipates that such expenses will decrease as a percentage of total revenues as revenues increase.

New Strategy and Restructure of Operations

      In July 2001, the Company implemented a new strategy to improve its financial position that significantly increases its emphasis on strengthening its relationships with existing customers in an effort to increase revenues from new modifications to RIMS and additional training and consulting services, while continuing to seek new customers. As existing customers upgrade to the latest version of RIMS, Version 4.3, the Company intends to more aggressively market additional implementation services, new state-of-the-art hardware, as well as its new RIMS.alert product. The Company also has begun to offer additional maintenance services for its existing customers' computer systems administration. Management anticipates that these additional services and product sales, as well as sales to new customers, will increase maintenance revenues.

      In addition, the Company intends to continue the advancement of its RIMS product by developing new features and accessory software directly related to RIMS. It has discontinued the development of non-RIMS related products.

      The Company's shift in strategy was accompanied by a restructuring of its operations to more closely align operating costs with revenues. During fiscal 2001, the Company sold its computer systems network and office hardware division. In July 2001, the Company took actions designed to reduce selling, general and administrative expenses. The majority of these cost reductions were attributable to a workforce restructuring that eliminated 11 positions, which represented approximately 30% of the workforce at that time, including all software developers and support staff in non-RIMS related areas. In addition, overhead expenditures were reviewed and reduced, resulting in additional cost savings.

Results of Operations:

      The following table sets forth, for the periods indicated, certain statement of operations data:

                                 (In thousands)

                                                      Year ended May 31,
                                              ----------------------------------
                                                1999         2000         2001
                                              -------      -------      -------
Revenue:
   Software license fees ................     $ 1,166      $   916      $   685
   Services .............................       2,802        1,733        1,313
   Hardware .............................       2,301        2,804          440
   Maintenance ..........................       1,276        1,310        1,399
                                              -------      -------      -------
   Total revenues .......................       7,545        6,763        3,837
                                              -------      -------      -------

Cost of revenue:
  Cost of license fees ..................         280          161           80
  Cost of services ......................       1,511        1,255          871
  Cost of hardware ......................       1,924        2,128          285
  Cost of maintenance ...................       1,193        1,012        1,239
                                              -------      -------      -------
  Total cost of revenues ................       4,908        4,556        2,475
                                              -------      -------      -------

Amortization of software
  development costs .....................       1,085        1,477        2,072
                                              -------      -------      -------
Gross margin ............................       1,552          730         (710)
Selling, general and administrative
  expenses ..............................       3,799        3,673        2,332
                                              -------      -------      -------
Loss from operations ....................      (2,247)      (2,943)      (3,042)
Interest (income) expense, net ..........         (85)         (46)          17
                                              -------      -------      -------
Loss before income taxes ................      (2,162)      (2,897)      (3,059)
Benefit of income taxes .................        (678)          --          (44)
                                              -------      -------      -------
Net loss ................................     $(1,484)     $(2,897)     $(3,015)
                                              =======      =======      =======

Comparison of Fiscal Years Ended May 31, 2000 and May 31, 2001

      Revenue. Total revenue decreased from $6,762,891 in the year ended May 31, 2000 to $3,836,741 for the year ended May 31, 2001. Software license fees decreased by approximately 25% in fiscal 2001 as compared to fiscal 2000, primarily due to the sale of domestic licenses to one customer with a large number of users during the 2000 period. Services revenues decreased by approximately 24% in fiscal 2001 as compared to fiscal 2000, primarily due to the cessation of installations of computer systems networks and office software in the 2001 period, and, to a lesser extent, lower services revenues from services related to installations. Hardware revenues decreased by approximately 84% in fiscal 2001 as compared to fiscal 2000, primarily due to a significant sale of hardware to one customer during the 2000 period, in addition to the cessation of sales of computer systems network and office hardware in the earlier part of the 2001 period. Maintenance revenues increased by approximately 7% in fiscal 2001 as compared to fiscal 2000, due to a larger number of maintenance contracts in operation in the 2001 period offset, in part, by the election by several customers to discontinue hardware maintenance on older equipment.

      Cost of Revenues. Total cost of revenues decreased by approximately 45% from $4,556,178 in fiscal 2000 to $ 2,475,036 in fiscal 2001. As a percentage of revenue, total cost of revenues decreased from approximately 67% in fiscal 2000 to approximately 65% in fiscal 2001. As a percentage of license fee revenues, cost of license fees decreased to approximately 12% in fiscal 2001 as compared to approximately 18% in fiscal 2000. This decrease is primarily due to higher license fee revenues with no associated third party or distributor fees in the 2001 period as compared to the 2000 period. As a percentage of services revenues, the cost of services decreased to approximately 66% in fiscal 2001 as compared to approximately 72% in the 2000 period. This decrease is primarily due to the cessation of installations of computer systems networks and office software and the reduction in related personnel in the 2001 period. As a percentage of hardware revenues, the cost of hardware was lower in fiscal 2001 due to a credit from a hardware supplier for defective equipment. As a percentage of maintenance revenues, the cost of maintenance was higher in the 2001 period as compared to the 2000 period due to higher maintenance costs relating to RIMS Version 4.3, which was released in the 2001 period, offset, in part, by a larger number of maintenance contracts in operation in the 2001 period.

      Amortization of Software Development Costs. Amortization of software development costs increased by approximately 40% from $1,476,708 in fiscal 2000 to $2,071,718 in fiscal 2001. The increase was due to the inclusion of amortization of capitalized software development costs for RIMS Version 4.3 in the 2001 period, as well as the write down of certain non-core products that are no longer emphasized. As a percentage of revenue, the amortization of software development costs was approximately 22% in fiscal 2000 and approximately 54% in fiscal 2001.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by approximately 35% from $3,673,533 in fiscal 2000 to $2,331,836 in fiscal 2001. As a percentage of revenue, selling, general and administrative expenses increased from approximately 54% in fiscal 2000 to approximately 61% for the 2001 period. The increase in selling, general and administrative expenses as a percentage of revenues is due to lower revenues in the 2001 period as selling, general and administrative expenses did not result in attendant increases in revenues. Lower selling, general and administrative expenses resulted from reductions in the operating costs of the Company's international offices, professional fees, sales and marketing expenses and the costs associated with the office that provided the installation of computer systems networks and office software.

      Interest (Income) Expense, Net. Interest income decreased by $13,956 to $34,188 in fiscal 2001 as compared to $48,144 in fiscal 2000. The decrease is primarily due to the reduction of the remaining net proceeds from the Company's private placement in fiscal 2000, which was utilized for software development and working capital requirements. Interest expense increased by $49,285 to $50,996 from $1,711, primarily due to expense incurred in connection with the outstanding borrowings under the Company's lines of credit during the 2001 period.

      Provision (Benefit) of Income Taxes. In fiscal 2001 and 2000, no net deferred tax expense was recorded as the Company continued to record a valuation allowance to reserve for the net deferred tax asset. The valuation allowance at May 31, 2000 and 2001 was provided because of uncertainty, based on the Company's historical results, with respect to realization of deferred tax assets. The benefit of income taxes of $44,139 in the 2001 period consisted of a reduction of the prior years liability related to software costs.

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

      Amortization of Software Development Costs. Amortization of software development costs increased by approximately 36% from $1,084,867 in fiscal 1999 to $1,476,708 in fiscal 2000. The increase was due to the commencement of amortization of capitalized software development costs for RIMS Version 4.0 in April 1999 and Version 4.2 in December 1999, the months in which such versions were first available for sale. As a percentage of revenue, the amortization of software development costs was approximately 14% in fiscal 1999 and approximately 22% in fiscal 2000.

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

      Interest (Income) Expense, Net. Interest income decreased by $38,920 to $46,432 in fiscal 2000 as compared to $85,352 in fiscal 1999. The decrease is primarily due to the reduction of the remaining net proceeds from the Company's public offering, which was utilized for software development and working capital requirements, offset, in part, by interest income earned on the net proceeds of the private placement fiscal 2000.

      Provision (Benefit) of Income Taxes. No net deferred tax expense was recorded as the Company continues to record a valuation allowance to reserve for the net deferred tax asset. An additional valuation allowance of approximately $1,100,000 was provided for fiscal 2000 because of uncertainty, based on the Company's historical operating results, with respect to realization of deferred tax assets. The benefit for income taxes for fiscal 1999 consisted of a tax benefit reflected at 40% of the loss before the provision for income taxes. A valuation allowance of approximately $221,000 was provided for in the fourth quarter of fiscal 1999.

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

Liquidity and Capital Resources

      During fiscal 2001, the Company funded its operations primarily through cash flows from operations and cash generated from borrowings on a line of credit obtained as of September 19, 2000 from three shareholders and directors of the Company. These lines of credit provided for borrowings of up to $1,050,000 and matured on September 19, 2001. Borrowings bore interest at the prime rate plus two percent (9.00% at May 31, 2001). As of May 31, 2001, the Company had drawn down $550,000 from these lines. In fiscal 2000, the Company funded its operations primarily through cash generated from the net proceeds of the private placement of its common stock in November 1999 and February 2000. The Company raised net proceeds of approximately $1,271,000 in these private placement offerings of its common stock with a group of the Company's founders and executive management team. In exchange for the proceeds, 1,028,000 shares of common stock were issued, together with five-year warrants to purchase up to 385,500 shares of common stock at exercise prices ranging from $1.50 to $4.00. In fiscal 1999, the Company funded its operations primarily through cash flow from operations and cash generated from the proceeds of the Company's 1997 initial public offering.

      Net cash used in operating activities was $571,276 in fiscal 2001. Net cash used in operating activities was $613,737 in fiscal 2000, and net cash provided by operating activities was $290,251 in fiscal 1999. Cash flows from operations increased in the 2001 period primarily due to a smaller loss from operations before amortization expenses and increased collections of accounts receivable.

      The Company capitalized $1,309,213, $1,261,600 and $494,669 in fiscal 1999, 2000 and 2001, respectively, for software development costs. The Company did not have any material commitments for software development costs as of May 31, 2001. Any such costs will be financed through working capital.

      As of May 31, 2001, the Company had $93,878 in cash and cash equivalents and a working capital deficiency of $324,909.

      As of September 19, 2001, the Company secured a line of credit from Baseboard Investments LLC, a limited liability company the members of which consist of three principal shareholders and directors of the Company. This line of credit provides for borrowings of up to $1,250,000, has a two-year term and will expire in September 2002. Borrowings under this line of credit were used to satisfy the amounts outstanding under the lines of credit that matured on September 19, 2001. Borrowings bear interest at the prime rate plus two percent (8.00% at September 19, 2001). As of September 19, 2001, $550,000 had been drawn down from this line of credit.

      Management has taken actions to significantly reduce operating, selling, general and administrative expenses and capital expenditures. These actions include restructuring operations to more closely align operating costs with revenue, reducing selling, general and administrative expenses and capital expenditures through workforce reductions and reviewing and revising other expenditures. Management expects to continue to seek ways in which it can reduce operating costs and selling, general and administrative expenses.

      The Company's capital requirements depend on many factors, including the level and timing of revenues, new product development and the expansion of sales and marketing. However, the Company is limited to its current cash, cash equivalents and short term investment balances and available unused lines of credit for funding such internal growth and development, unless the Company is able in the future to raise significant additional funds.

      Currently, the Company's existing cash and cash equivalents, revenues from existing maintenance contracts, and revenues from existing contracts for implementation of RIMS at new sites, including license fees, hardware and services, are sufficient to fund operations until early fiscal 2003. However, to increase revenues and expand the Company's business in any material respect, the Company will require an additional substantial capital infusion. The Company has not been successful in its efforts over the past approximately 18 months to raise capital though a private financing. While the Company intends to continue its efforts to raise additional capital through a private financing, the Company continues to explore strategic alternatives, which may include the sale of the Company, a merger, an asset sale or other comparable transaction, or a financial restructuring. Potential investors in the Company's common stock should consider the risk that, even if the Company is successful in completing a strategic transaction, the Company's common stock may nonetheless have little or no value.

Inflation and Seasonality

      The Company does not believe its operations have been materially affected by inflation. The Company's business is seasonal as the first quarter of the fiscal year generally reflects lower revenues due principally to the inaccessibility of clients during the summer months.

Item 7. Financial Statements

                          INDEX TO FINANCIAL STATEMENTS

                                                                    Form 10-KSB
                                                                    Page Numbers
Reports of Independent Auditors ......................................   20

Balance Sheets as of May 31, 2000 and 2001 ...........................   22

Statements of Operations for the years ended May 31, 1999, 2000 and
  2001 ...............................................................   23

Statements of Shareholders' Equity for the years ended May 31, 1999,
  2000 and 2001.......................................................   24

Statements of Cash Flows for the years ended May 31, 1999, 2000 and
  2001 ...............................................................   25

Notes to Financial Statements ........................................   26

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
  Robocom Systems International Inc.

We have audited the accompanying balance sheet of Robocom Systems International Inc. as of May 31, 2001, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robocom Systems International Inc. at May 31, 2001, and the results of its operations, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


                                        /s/ Eisner & Lubin LLP

New York, New York
August 30, 2001, except for the second paragraph of Note 1 and the last, paragraph of Note 6, as to which date is September 19, 2001.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
  Robocom Systems International Inc.

We have audited the accompanying balance sheet of Robocom Systems International Inc. as of May 31, 2000, and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robocom Systems International Inc. at May 31, 2000, and the results of its operations, and its cash flows for each of the two years in the period ended May 31, 2000 in conformity with accounting principles generally accepted in the United States.


                                        /s/ Ernst & Young LLP

Melville, New York
August 7, 2000

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                                         2000            2001
                                                                     ------------    ------------
Assets
Current assets:
     Cash and cash equivalents ...................................   $     60,673    $     93,878
     Short-term investments ......................................        463,833              --

     Accounts receivable, less allowance for doubtful accounts of
        $8,823 in 2000 ...........................................      1,352,736         559,281
     Unbilled revenue ............................................        172,023         140,791
     Deferred taxes ..............................................         72,353          40,740
     Other current assets ........................................        177,183          68,662
                                                                     ------------    ------------
Total current assets .............................................      2,298,801         903,352

Property and equipment, net ......................................        241,474         134,509
Software development costs, net ..................................      4,417,100       2,840,050
Other assets .....................................................         81,999           7,422
                                                                     ------------    ------------
Total assets .....................................................   $  7,039,374    $  3,885,333
                                                                     ============    ============

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable ............................................   $    455,985    $    298,590
     Accrued expenses ............................................        885,388         375,978
     Deferred revenue ............................................        509,345         553,693
                                                                     ------------    ------------
Total current liabilities ........................................      1,850,718       1,228,261
Loan payable to shareholders .....................................             --         550,000
Deferred tax liabilities .........................................        116,492          40,740
                                                                     ------------    ------------
Total liabilities ................................................      1,967,210       1,819,001
                                                                     ------------    ------------

Shareholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares authorized;
        None issued ..............................................             --              --
     Common stock, $.01 par value; 10,000,000 shares authorized;
       4,495,984 issued and outstanding at May 31, 2000 and
       2001 ......................................................         44,960          44,960
     Additional paid-in capital ..................................     11,832,246      11,832,246
     Accumulated deficit .........................................     (6,796,355)     (9,810,874)
     Deferred compensation .......................................         (8,687)             --
                                                                     ------------    ------------
Total shareholders' equity .......................................      5,072,164       2,066,332
                                                                     ------------    ------------
Total liabilities and shareholders' equity .......................   $  7,039,374    $  3,885,333
                                                                     ============    ============

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS

                                                            Year ended May 31,
                                               -----------------------------------------
                                                   1999           2000           2001
                                               -----------    -----------    -----------
Revenues:
   Software license fees ...................   $ 1,166,149    $   915,774    $   684,624
   Services ................................     2,801,392      1,732,558      1,313,395
   Hardware ................................     2,301,221      2,804,092        439,921
   Maintenance .............................     1,276,227      1,310,467      1,398,801
                                               -----------    -----------    -----------
   Total revenues ..........................     7,544,989      6,762,891      3,836,741
                                               -----------    -----------    -----------

Cost of revenues:
   Cost of license fees ....................       279,687        161,253         79,906
   Cost of services ........................     1,511,037      1,254,964        870,925
   Cost of hardware ........................     1,924,014      2,128,212        285,006
   Cost of maintenance .....................     1,192,733      1,011,749      1,239,199
                                               -----------    -----------    -----------
   Total cost of revenues ..................     4,907,471      4,556,178      2,475,036
Amortization of software development costs .     1,084,867      1,476,708      2,071,718
                                               -----------    -----------    -----------
                                                 5,992,338      6,032,886      4,546,754
                                               -----------    -----------    -----------
Gross margin ...............................     1,552,651        730,005       (710,013)

Selling, general and administrative expenses     3,799,846      3,673,533      2,331,836
                                               -----------    -----------    -----------
Loss from operations .......................    (2,247,195)    (2,943,528)    (3,041,849)
Interest income and other ..................        85,352         46,432             --
Interest expense and other .................            --             --        (16,809)
                                               -----------    -----------    -----------
Loss before benefit of income taxes ........    (2,161,843)    (2,897,096)    (3,058,658)
Benefit of income taxes ....................      (677,987)            --        (44,139)
                                               -----------    -----------    -----------
Net loss ...................................   $(1,483,856)   $(2,897,096)   $(3,014,519)
                                               ===========    ===========    ===========
Net loss per basic and diluted share .......   $      (.43)   $      (.73)   $      (.67)
                                               ===========    ===========    ===========

Weighted average shares outstanding ........     3,467,984      3,965,776      4,495,984
                                               ===========    ===========    ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                              Common Stock
                           --------------------
                                                  Additional                                   Total
                                      Par Value    Paid-In      Accumulated     Deferred    Shareholders'
                            Shares      $.01       Capital        Deficit     Compensation     Equity
                           ---------  ---------  ----------- ---------------  ------------  ------------
Balance, June 1, 1998 ..   3,467,984   $34,680   $10,571,882   $(2,415,403)   $  (160,487)   $ 8,030,672
Net loss ...............          --        --            --    (1,483,856)            --     (1,483,856)
Amortization of deferred
   compensation ........          --        --            --            --         75,900         75,900
                           ---------   -------   -----------   -----------    -----------    -----------
Balance, May 31, 1999 ..   3,467,984    34,680    10,571,882    (3,899,259)       (84,587)     6,622,716
Private placements, net    1,028,000    10,280     1,260,364            --             --      1,270,644
Net loss ...............          --        --            --    (2,897,096)            --     (2,897,096)
Amortization of deferred
   compensation ........          --        --            --            --         75,900         75,900
                           ---------   -------   -----------   -----------    -----------    -----------
Balance, May 31, 2000 ..   4,495,984    44,960    11,832,246    (6,796,355)        (8,687)     5,072,164
Net loss ...............          --        --            --    (3,014,519)                   (3,014,519)
Amortization of deferred
   compensation ........          --        --            --            --          8,687          8,687
                           ---------   -------   -----------   -----------    -----------    -----------
Balance, May 31, 2001 ..   4,495,984   $44,960   $11,832,246   $(9,810,874)            --    $ 2,066,332
                           =========   =======   ===========   ===========    ===========    ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS

                                                                     Year ended May 31,
                                                           ------------------------------------------
                                                               1999           2000           2001
                                                           ------------    -----------    -----------
Operating activities
Net loss ...............................................   $ (1,483,856)   $(2,897,096)   $(3,014,519)
Adjustments to reconcile net loss to net
   cash provided (used in) by operating activities:
       Depreciation and amortization of property and
         equipment .....................................        108,895        118,659        105,640
       Benefit of deferred taxes .......................       (677,987)            --        (44,139)
       Amortization of software development costs ......      1,084,867      1,476,708      2,071,718
       Amortization of deferred compensation ...........         75,900         75,900          8,687
       Provision for bad debts .........................         30,000             --         (8,823)
       Changes in operating assets and liabilities:
         Accounts receivable ...........................        180,043        296,895        802,278
         Unbilled revenue ..............................        651,565        100,710         31,232
         Gain on sales of fixed assets .................             --             --        (13,167)
         Other current assets ..........................       (100,494)        65,397        108,521
         Accounts payable ..............................        106,625        161,406       (157,395)
         Accrued expenses ..............................         30,817        (61,593)      (509,410)
         Deferred revenue ..............................        281,945         44,461         44,348
         Other assets ..................................          1,931          4,816          3,753
                                                           ------------    -----------    -----------
Net cash provided by (used in) operating activities ....        290,251       (613,737)      (571,276)
                                                           ------------    -----------    -----------

Investing activities
Software development costs .............................     (1,309,213)    (1,261,600)      (494,668)
Purchase of short-term investments .....................    (12,332,532)    (5,479,486)            --
Redemption of short-term investments ...................     13,103,248      6,159,789        463,833
Proceeds from sales of fixed assets ....................             --             --         22,558
Capital expenditures ...................................        (34,640)       (45,261)        (8,066)
                                                           ------------    -----------    -----------
Net cash used in investing activities ..................       (573,137)      (626,558)       (16,343)
                                                           ------------    -----------    -----------

Financing activities
Net proceeds from sale of common stock .................             --      1,270,644             --
Loan payable to shareholders ...........................             --             --        550,000
Deferred costs related to private placement in
  process ..............................................             --        (70,824)      (159,012)
Write off of deferred costs related to private placement             --             --        229,836
                                                           ============    ===========    ===========
Net cash provided by financing activities ..............             --      1,199,820        620,824
                                                           ============    ===========    ===========

Increase (decrease) in cash and cash equivalents .......       (282,886)       (40,475)        33,205
Cash and cash equivalents at beginning of year .........        384,034        101,148         60,673
Cash and cash equivalents at end of year ...............             --             --             --
                                                           ------------    -----------    -----------
                                                           $    101,148    $    60,673    $    93,878
                                                           ============    ===========    ===========

Supplemental disclosures of cash flow information:
  Cash paid for interest ...............................   $         --    $     1,712    $    28,469
                                                           ============    ===========    ===========

See accompanying notes.

                       Robocom Systems International Inc.
                    Notes to Financial Statements (continued)

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

      The Company had a working capital deficiency of $324,909 at May 31, 2001 and net losses of $1,483,856, $2,897,096 and $3,014,519 for the years ended May 31, 1999, 2000 and 2001, respectively. The Company's ability to maintain a satisfactory level of working capital during 2002 depends on its ability to increase revenue and reduce costs. During fiscal 2001, the Company secured a line of credit of $1,050,000 from three principal shareholders and directors of the Company. The line of credit bore interest at the prime rate plus two percent and expired on September 19, 2001. As of May 31, 2001, $550,000 had been drawn down from this line of credit. Concurrent with the expiration of this line of credit, the Company secured a line of credit from Baseboard Investments LLC, a limited liability corporation, the members of which consist of three principal shareholders and directors of the Company. This line of credit provides for borrowings of up to $1,250,000 and expires on September 19, 2002. Borrowings bear interest at the prime rate plus two percent (8.00% at September 19, 2001). As of September 19, 2001, $550,000 had been drawn down from this line of credit. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 6, "Classification of Short-term Obligations Expected to be Refinanced," this amount has been classified as long-term debt.

      Management has taken actions to significantly reduce both operating, selling, general and administrative expenses and capital expenditures. These actions include restructuring operations to more closely align operating costs with revenue, reducing selling, general and administrative expenses and capital expenditures through workforce reductions and reviewing and revising other expenditures. Management expects to continue to seek ways in which it can reduce operating costs and selling, general, and administrative expenses.

Significant Accounting Policies

      Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Concentration of Credit Risk

      The Company's client base is comprised of large clients in diversified industries. Ongoing credit evaluations of its clients' financial condition are made and generally no collateral is required. For the years ended May 31, 1999, 2000 and 2001, the Company had one client that accounted for 10%, 27% and 14% of total revenues, respectively. Revenues from the Company's five largest clients in each of fiscal 1999, 2000 and 2001 accounted for approximately 33%, 45% and 38% of total revenues, respectively. Management does not believe significant credit risk existed at May 31, 2001.

                       Robocom Systems International Inc.
                    Notes to Financial Statements (continued)

      Carrying Value of Financial Instruments

      The carrying value of the Company's financial instruments, such as cash and cash equivalents and short-term investments, approximate their fair values.

      Revenue Recognition

      The Company's revenues are derived from software license fees, fees for services, sales of hardware and maintenance contracts. Software license fees include revenue from the licensing of the Company's proprietary RIMS software and revenue from the sublicensing of certain third-party software. Software license fee revenue is recorded when the software has been delivered, the license agreement with the client has been executed, and collection of the resulting receivable is deemed probable. Service revenues are derived from project management, training, on-site support and implementation services, and, to a lesser extent, from customization and modification of licensed software. The majority of service revenues are recorded when the service is performed. Service revenues for project management and modifications are recorded using the percentage of completion method. Hardware revenues are derived from the sale of products of other manufacturers, including computer hardware, radio frequency equipment, bar code printers and other peripherals. Such revenues are recognized when title to such hardware passes to the client. Clients typically enter into one-year maintenance agreements with the Company upon utilization of RIMS and pay maintenance fees annually or monthly in advance. The Company recognizes revenue from each maintenance agreement ratably over the period covered by the agreement, but is only required to perform maintenance services as and when the client requests them. The Company recognized revenues, in all periods presented, in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions," which amends paragraphs 11 and 12 of SOP 97-2, to require recognition of revenue using the residual method under certain circumstances. Unbilled revenues represent aggregate revenues earned in excess of related billings and are shown as a current asset. Deferred revenues relate to billings in advance of the services and are shown as a current liability.

      Software Development Costs

      Software development costs have been capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The capitalization of these costs begins when a product's technological feasibility has been established, and ends when the product is available for general release to clients. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. The Company capitalizes software development costs associated with each subsequent enhancement of its product upon the achievement of technological feasibility. Software development costs including enhancements are amortized to cost of revenue using the straight-line method over five years or the expected life of the product, whichever is less. Research and development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Such amounts for the periods presented are not significant.

      Cash and Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

                       Robocom Systems International Inc.
                    Notes to Financial Statements (continued)

      Short-term Investments

      Short-term investments consisted of U.S. Government securities and commercial paper which were not cash equivalents. All investments were classified as available-for-sale and were available to support current operations. These investments were valued at amortized cost, which approximated fair value because of the short maturities of these investments.

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

      Stock Options

      SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but are required to disclose in the financial statement footnotes, pro forma net income and per share amounts as if the Company had applied the new method of accounting for all grants made since 1997. SFAS No. 123 also requires increased disclosures for stock-based compensation arrangements. The Company adopted the disclosure requirements of SFAS No. 123.

      Income Taxes

      The Company provides for income taxes under SFAS No. 109, "Accounting for Income Taxes," which employs an asset and liability approach in accounting for income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted laws.

      Advertising Costs

      Advertising costs are expensed as incurred and for the years ended May 31, 1999, 2000 and 2001 amounted to approximately $347,000, $208,000 and $138,000, respectively.

                       Robocom Systems International Inc.
                    Notes to Financial Statements (continued)

      Segment Information

      The Company operates in one business segment, as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

      The Company's revenues by geographic markets are summarized below:

                                        For the fiscal year ended May 31,
                                ------------------------------------------------
                                   1999               2000               2001
                                ----------         ----------         ----------

 Domestic .............         $6,764,662         $6,360,854         $3,192,716
 Europe ...............            482,801            254,464            522,797
 Pacific ..............            215,391            125,413            106,670
 Other ................             82,135             22,160             14,558
                                ----------         ----------         ----------
                                $7,544,989         $6,762,891         $3,836,741
                                ==========         ==========         ==========

2. Shareholders' Equity

      Private Placements

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

      Stock Option Plan

      Effective May 15, 1997, the Board of Directors and shareholders approved the Company's Stock Option and Long-term Incentive Compensation Plan (the "Plan") for the issuance of up to 325,000 shares of the Company's common stock. Effective November 4, 1998, the Board of Directors and shareholders approved for the issuance of an additional 325,000 shares of the Company's common stock. Effective November 1, 2000, the board of directors and shareholders approved for the issuance of an additional 500,000 shares of the Company's common stock. Outstanding options were granted at an exercise price equal to or in excess of the prevailing market price on the grant date. These options contain a vesting schedule determined at the date of grant. Incentive stock options are granted to employees. All other options granted, including those granted to directors and consultants, are nonqualified options.

                       Robocom Systems International Inc.
                    Notes to Financial Statements (continued)

   The following summarizes stock option activity during fiscal 1999, 2000 and 2001:

                                                        Weighted-
                                            Shares       Average
                                             under      Exercise
                                            Option        Price
                                         -----------   ----------
Balance, June 1, 1998                      325,175        $6.74
Grants                                     155,000        $1.95
Cancelled                                  (51,750)       $6.34
                                         -----------
Balance, May 31, 1999                      428,425        $5.04
Grants                                     234,000        $2.17
Cancelled                                  (29,475)       $3.70
                                         -----------
Balance, May 31, 2000                      632,950        $3.91
Grants                                     358,000        $0.95
Cancelled                                 (200,500)       $2.35
                                         -----------
Balance, May 31, 2001                      790,450        $2.96
                                         ===========

      The options exercisable at May 31, 1999, 2000 and 2001 were 104,197, 197,227 and 391,699, respectively. The weighted average price of options exercisable at May 31, 1999, 2000 and 2001 was $6.78, $5.86 and $4.29,
respectively.

      The weighted-average fair value of options granted during the years ended May 31, 1999, 2000 and 2001 was $1.30 per share, $1.58 per share and $0.64 per share, respectively.

      The following table summarized information about these plans at May 31, 2001:

                          Options Outstanding
                          -------------------
                                      Weighted
                                       Average
                                      Remaining         Options
                                     Contractual      Exercisable
     Exercise                        -----------      -----------
      Prices         Shares             Life             Shares
      ------         ------             ----             ------

     $0.5000         180,000          1.6 years          60,000
     $0.7500          35,000          4.5 years          35,000
     $1.4375          55,000          1.4 years          25,000
     $1.5000           2,500          1.0 years             833
     $1.5625         140,000          1.2 years          16,667
     $1.6250           3,000          2.2 years              --
     $1.7500          45,000          1.0 years           5,000
     $2.0000           5,000          0.8 years           3,333
     $2.6250          93,000          1.9 years          31,000
     $6.5000         106,950          0.1 years         106,950
     $7.0000          15,000          1.1 years           9,000
     $7.1500         110,000          0.1 years          98,916
                   ------------                       ------------
                     790,450                            391,699
                   ============                       ============

                       Robocom Systems International Inc.
                    Notes to Financial Statements (continued)

      In fiscal 2000, stock options to purchase 30,000 shares of common stock at an exercise price of $1.75 were granted to the Senior Vice President of the Company, under his employment agreement. In addition, 10,000 shares of common stock at an exercise price of $1.4375 were granted to the Chief Financial Officer of the Company during fiscal 2000. In August 2000, stock options to purchase 90,000 shares of common stock at an exercise price of $2.00 were granted to the President and Chief Executive Officer of the Company under his employment agreement.

      In connection with the Company's May 1997 initial public offering of Common Stock, the managing underwriters received five-year warrants to purchase up to 150,000 shares of common stock at an exercise price of $7.80 per share.

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

                                               For the year ended May 31,
                                       -----------------------------------------
                                         1999            2000           2001
                                         ----            ----           ----
Expected life ................         3-5 years       3-5 years      2-5 years
Interest rate ................           5.5%            6.0%         4.64-6.26%
Volatility ...................          1.0442           1.20            1.30
Dividend yield ...............            0%              0%              0%

      If the Company had recognized compensation cost for stock-based employee compensation in accordance with SFAS No. 123, the Company's net loss for the years ended May 31, 1999, 2000 and 2001 would have increased as follows:

                                                              For the year ended May 31,
                                                     --------------------------------------------
                                                        1999             2000             2001
                                                        ----             ----             ----
Pro forma net loss:
    As reported ...............................     $(1,483,856)     $(2,897,096)     $(3,014,519)
    Pro forma in accordance with SFAS No. 123 .     $(1,625,350)     $(2,909,530)     $(3,175,934)
Pro forma basic and diluted net loss per share:
    As reported ...............................           $(.43)           $(.73)           $(.67)
    Pro forma in accordance with SFAS No. 123 .           $(.47)           $(.73)           $(.71)

      The compensation expense and pro forma net loss may not be indicative of amounts to be included in future periods.

      The total number of shares reserved for options and warrants at May 31, 2001 was 1,028,000.

                       Robocom Systems International Inc.
                    Notes to Financial Statements (continued)

      Deferred Compensation

      In February 1996, the Company issued 56,400 shares of common stock to certain employees under a restricted stock agreement. Compensation expense, representing the fair value ($90,000) of the common shares issued to these employees, is recognized ratably over the five-year vesting period. In May 1997, 31,584 shares of common stock were issued to an employee of the Company who performs various accounting and administrative services. These shares had certain restrictions as to transferability. Compensation expense, representing the excess of the fair value ($173,712) of the common shares over the amount paid for such stock, was recognized ratably over the three-year vesting period.

3. Detail of Certain Balance Sheet Accounts

      Property and Equipment, net

      Property and equipment, net, consist of the following:

                                                               May 31,
                                                      --------------------------
                                                        2000             2001
                                                      --------         --------

 Equipment ...................................        $497,787         $501,614
 Furniture and fixtures ......................         157,716               --
 Automobiles .................................          55,088               --
 Leasehold improvements ......................          15,317               --
                                                      --------         --------
                                                       725,908          501,614
 Less accumulated depreciation and
   amortization ..............................        (484,434)        (367,105)
                                                      --------         --------
                                                      $241,474         $134,509
                                                      ========         ========

      Software Development Costs, net

      Software development costs, net, consist of the following:

                                                            May 31,
                                                  ------------------------------
                                                     2000               2001
                                                  ----------         ----------
 Software development costs ..............        $8,758,227         $6,569,812
 Less accumulated amortization ...........        (4,341,127)        (3,729,762)
                                                  ----------         ----------
                                                  $4,417,100         $2,840,050
                                                  ==========         ==========

                       Robocom Systems International Inc.
                    Notes to Financial Statements (continued)

      Accrued Expenses

      Accrued expenses consist of the following:

                                                                May 31,
                                                        ------------------------
                                                          2000            2001
                                                        --------        --------

Accrued third party software costs .............        $240,357        $ 32,925
Payroll and related taxes ......................         140,606         101,849
Accrued hardware costs .........................         125,139          23,792
Professional fees and other ....................         379,286         217,412
                                                        --------        --------
                                                        $885,388        $375,978
                                                        ========        ========

4. Employee Benefit Plan

      The Company has a 401(k) defined contribution plan. This plan covers virtually all full-time employees subject to certain service requirements. Under the terms of the 401(k) plan, the Company will match 50% of an employee's contribution up to 4% of the participating employee's compensation. Plan expenses for each of the years ended May 31, 1999, 2000 and 2001 amounted to $54,000, $51,000 and $45,000, respectively.

5. Income Taxes

      Deferred tax assets and liabilities are determined based on the difference between the financial accounting and the tax bases of assets and liabilities. Significant components of the Company's deferred tax assets and liabilities as of May 31, 2000 and 2001 were as follows:

                                                              May 31,
                                                     ---------------------------
                                                        2000             2001
                                                     ----------       ----------
Deferred tax assets:
   Accrued expenses ..........................       $   68,824       $   40,740
   Allowance for doubtful accounts ...........            3,529               --
   Net operating loss carryforwards ..........        2,885,807        3,463,024
   Deferred compensation .....................          102,010          105,485
                                                     ----------       ----------
Total deferred tax assets ....................        3,060,170        3,609,249
Valuation allowance ..........................        1,337,469        2,473,229
                                                     ----------       ----------
Net deferred tax assets ......................        1,722,701        1,136,020
Deferred tax liabilities:
    Software development costs ...............        1,766,840        1,136,020
                                                     ----------       ----------
Net deferred tax liabilities .................       $   44,139       $       --
                                                     ==========       ==========

      The valuation allowance at May 31, 1999, 2000 and 2001 was provided because of uncertainty, based on the Company's historical results, with respect to realization of deferred tax assets.

                       Robocom Systems International Inc.
                    Notes to Financial Statements (continued)

      The components of the tax benefit for the three years ended May 31, 1999, 2000 and 2001 are as follows:

                                                For the year ended May 31,
                                         --------------------------------------
                                           1999          2000            2001
                                           ----          ----            ----
Deferred:
    Federal ....................         (446,567)           --         (34,208)
    State ......................         (231,420)           --          (9,931)
                                         --------------------------------------
Total ..........................         (677,987)           --         (44,139)
                                         ======================================

      The benefit of income taxes for the fiscal years ended May 31, 1999, 2000 and 2001 differs from the statutory U.S. federal income tax rate due to the following:

                                                    For the year ended May 31,
                                                  -----------------------------
                                                    1999       2000       2001
                                                  ------     ------     ------
 Federal statutory tax rate ...................    (34.0%)    (34.0%)    (34.0%)
 State income taxes, net of Federal benefit ...     (7.1)      (5.9)      (5.9)
 Valuation allowance ..........................     10.2       38.9       37.1
 Other ........................................      (.5)       1.0        1.4
                                                  ----------------------------
                                                   (31.4%)      0.0%      (1.4%)
                                                  ============================

      At May 31, 2001, the Company had net operating loss carryforwards of approximately $8.7 million for income tax purposes, which may be able to reduce taxable income in future years. The utilization of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Net operating loss carryforwards will expire through May 31, 2021.

6. Related Party Transactions

      The Company leases its principal facilities from Robocom Properties, Inc. ("Properties"). The shareholders of Properties are also shareholders of the Company. In connection therewith, the Company incurred expenses of $168,000 in fiscal 1999 and 2000 and $174,365 in fiscal 2001, of which $36,000 and $90,365 was unpaid at May 31, 2000 and 2001, respectively. In connection with the purchase by Properties in 1989 of the Company's corporate headquarters building, the Company guaranteed three mortgage loans in an aggregate original principal amount of $1,053,000 that mature in 2010 and bear interest at rates ranging from 8.25% to 8.877% per annum. At May 31, 2001, the outstanding aggregate principal amount of the mortgage loans was approximately $666,000.

      As of May 2000, a director and principal shareholder of the Company entered into a one-year consulting agreement with the Company to provide consulting services. No fees were accrued or paid under this agreement during fiscal 2000. At May 31, 2001, approximately $18,000 was unpaid relating to such services. This agreement was not renewed in fiscal 2001.

      As of November 1999, a director of the Company entered into a one-year consulting agreement with the Company. During fiscal 2000 and 2001, consulting fees of approximately $26,000 and $12,000, respectively, were incurred under this agreement. This agreement was not renewed in fiscal 2001.

      As of April 1999, the chairman of the board and a principal shareholder of the Company entered into a three-year consulting agreement with the Company to provide consulting services with respect to new product development and related technical matters. During fiscal 1999, 2000 and 2001 consulting fees of approximately $3,000, $22,000, and $28,000, respectively, were incurred under this agreement. At May 31, 2000 and 2001, $6,000 and $18,000, respectively, was unpaid relating to such services.

                       Robocom Systems International Inc.
                    Notes to Financial Statements (continued)

      As of May 1998, a director and principal shareholder of the Company entered into a three-year consulting agreement with the Company to provide consulting services. During 1999 and 2000, consulting fees of approximately $23,000 and $17,000, respectively, were paid under this agreement. At May 31, 2000 and 2001, $6,000 was unpaid relating to such services. This agreement was not renewed in fiscal 2001.

      During fiscal 2001, the Company secured a line of credit of $1,050,000 from three principal shareholders and directors of the Company, including Irwin Balaban, the Company's Chief Executive Officer. As of May 31, 2001, $550,000 had been drawn down from this line of credit. The line of credit expired on September 19, 2001 and has been replaced with a line of credit from Baseboard Investments LLC, a limited liability company, the members of which consist of the same three principal shareholders and directors of the Company. This line of credit provides for borrowings of up to $1,250,000, has a two-year term and will expire in September 2002. As of September 19, 2001, $550,000 had been drawn down from this line of credit. In connection therewith, interest expense of $40,089 was incurred, of which $13,544 remains unpaid at May 31, 2001.

7. Lease Commitments

      The Company is obligated, under noncancellable operating leases covering its facilities (Note 6) and certain equipment and automobiles, to pay minimum annual rentals of approximately:

Fiscal year ending:

   2002............................................                178,000
   2003............................................                177,000
   2004............................................                168,000
   2005............................................                168,000
   2006............................................                168,000
   2007 and thereafter.............................                770,000
                                                                ----------
                                                                $1,629,000
                                                                ==========

      Total rental expense for each of the years ended May 31, 1999, 2000 and 2001 amounted to approximately, $301,000, $247,000 and $216,000, respectively.

                       Robocom Systems International Inc.
                    Notes to Financial Statements (continued)

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      On July 13, 2001, the Company was informed by Ernst & Young LLP that they were resigning as the Company's independent auditors. In connection with the audits of the Company's financial statements for each of the two years in the period ended May 31, 2000, and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report. The Company has filed a Current Report on Form 8-K with the Securities and Exchange Commission reflecting the resignation of these accountants.

      As of August 17, 2001, the Company retained the accounting firm of Eisner & Lubin LLP to act as the Company's independent auditors and to audit the Company's financial statements as of and for the year ended May 31, 2001. The Company has filed a Current Report on Form 8-K with the Securities and Exchange Commission reflecting the engagement of these accountants. There are no disagreements of any matters of accounting principles or practices or financial statement disclosure and none are contemplated.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Sections 16(a) of the Exchange Act

Directors and Executive Officers

      The executive officers and directors of the Company are as follows:

       Name              Age                  Position
       ----              ---                  --------

Irwin Balaban            69     Chairman of the Board, President and
                                  Chief Executive Officer

Judy Frenkel             49     Chief Operating Officer and Senior
                                  Vice President - Systems Development

Herbert Goldman          70     Director

Lawrence B. Klein        67     Director

      Irwin Balaban, a co-founder of the Company, has been Chairman of the Board since 1983. From 1983 until his retirement in March 1999, he was President and Chief Executive Officer of the Company. Since March 1999, he has been providing consulting services to the Company. In his capacity as a consultant to the Company, in July 2001, Mr. Balaban assumed the offices of President and Chief Executive Officer.

      Judy Frenkel has been Chief Operating Officer of the Company since July 2001. Prior thereto, Ms. Frenkel had been Senior Vice-President - Systems Development since September 2000. From September 1999 to September 2000 she had been Vice President - Systems Development of the Company. From September 1992 to September 1999, she was the Manager of Systems Analysis of the Company.

      Herbert Goldman, a co-founder of the Company, has been a director since 1983. He provided consulting services to the Company from his retirement in 1996 until May 2000. From 1991 until his retirement, Mr. Goldman had been Executive Vice President - Operations of the Company.

      Lawrence B. Klein, a co-founder of the Company, has been a director of since 1991. He was Executive Vice President - Worldwide from May 1999 until his retirement in May 2000, and from May 2000 to May 2001, provided consulting services to the Company. From 1991 to May 1999, Mr. Klein was the Executive Vice President, Marketing and Sales of the Company.

      All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Executive officers are elected by, and serve at the discretion of, the Board of Directors.

Committees of the Board of Directors

      The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee recommends to the Board of Directors the engagement of independent certified public accountants and reviews the audit engagement, including the scope of services and results of the auditors' review of the Company's accounting and control procedures and the accuracy of its system of internal accounting and control procedures. The Compensation Committee reviews and makes recommendations to the Company's Board of Directors relating to the compensation of executives of the Company and administers the Company's stock option and incentive plans. All of the members of the Audit Committee and the Compensation Committee are non-employee directors.

Directors' Compensation

      Each non-employee director receives $500 for each Board meeting attended and is reimbursed for all out-of-pocket expenses incurred in connection with attendance at meetings of the Board or any committee thereof. Upon the annual election to the Board of Directors, each non-employee director is granted five-year options to purchase 5,000 shares of Common Stock at an exercise price equal to fair market value of the Common Stock at the date of grant. In addition, directors serving on either the Audit Committee or the Compensation Committee are granted additional five-year options to purchase 2,500 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock at the date of grant. These options vest immediately.

Item 10. Executive Compensation.

      The following table sets forth all compensation awarded to, earned by or paid to the chief executive officer ("CEO") of the Company and the Company's four most highly compensated executive officers, whose salary and bonus exceeded $100,000 in compensation for the last three fiscal years (collectively, the "Named Executives"):

                           SUMMARY COMPENSATION TABLE

                                                                                  Long-Term
                                               Annual Compensation           Compensation Awards
                                               -------------------           -------------------
                                                                          Securities
            Name and              Fiscal                 Other Annual     Underlying      All Other
       Principal Position          Year       Salary    Compensation(1)  Options/SARs   Compensation(2)
       ------------------          ----       ------    ---------------  ------------   ---------------
Irwin Balaban (3) ...........      2001      $      0        28,000                0      $      0
  President and Chief .......      2000      $      0        22,000                0             0
  Executive Officer .........      1999       203,461        12,597                0         4,777

C. Kenneth Morrelly (4)
  President and Chief .......      2001       240,116        16,399          140,000         5,078
  Executive Officer .........      2000       152,488        11,700           70,000         1,475

David Dinin (5) .............      2001        80,769         2,935                0         1,126
   President and Chief ......      2000       261,779        16,107           25,000         3,414
   Executive Officer ........      1999        38,462         2,568          140,000             0

Elizabeth A. Burke (6)
  Vice President - Finance, .      2001       151,971             0           45,000         3,039
  Chief Financial Officer and      2000       141,154             0           50,000         1,781
  Treasurer .................      1999       125,577             0                0         2,509


Judy Frenkel (7) ............      2001       110,000             0           30,000         2,200
  Chief Operating Officer ...      2000       102,343             0           10,000         1,962
                                   1999        85,195             0                0         1,704

Arthur B. Kahn (8)
  Vice President Sales and ..      2001       118,408         8,317           30,000         1,759
  Marketing .................      2000        26,953             0            5,000             0

Robert O'Connor (9) .........      2001       139,768        11,570           30,000         3,027
  Vice President - ..........      2000       137,522        12,015            5,000         2,880
  Systems Development .......      1999       125,786        11,570                0         2,776

(1) Represents amounts paid for automobile expenses, certain non-accountable expenses, and commissions, and consulting fees.

(2) Represents matching contributions made by the Company pursuant to the Company's 401(k) Plan.

(3) Since 1983, Mr. Balaban has been Chairman of the Board, and since his retirement in March 1999, has been providing consulting services to the Company under a consulting agreement. In his capacity as a consultant to the Company, Mr. Balaban assumed the offices of President and Chief Executive Officer in July 2001.

(4) Mr. Morrelly became Sr. Vice President - Sales and Marketing in June 1999 and became President and Chief Executive Officer on August 25, 2000. Mr. Morrelly resigned from employment with the Company in July 2001.

(5) Mr. Dinin became President and Chief Executive Officer in April 1999 and resigned from employment with the Company in August 2000.

(6)   Ms. Burke separated employment with the Company in July 2001.

(7)   Ms. Frenkel became Chief Operating Officer of the Company in July 2001.

(8) Mr. Kahn became Manager, Business Development in February 2000 and became Vice President of Sales and Marketing in September 2000 Mr. Kahn was terminated from the Company in July 2001.

(9)   Mr. O'Connor was terminated from the Company in July 2001

Consulting Agreement

      On April 1, 1999, the Company and Mr. Balaban entered into a three-year agreement pursuant to which Mr. Balaban is to receive $12,000 per year for providing consulting services on an as-needed basis. During fiscal 1999, 2000 and 2001, consulting fees of approximately $3,000, $22,000, and $28,000, respectively, were incurred under this agreement. At May 31, 2001, $18,000 was unpaid relating to such services. In his capacity as a consultant to the Company, in July 2001, Mr. Balaban assumed the offices of President and Chief Executive Officer.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth, as of September 30, 2001, the names, addresses and number of shares of Common Stock beneficially owned by (i) all persons known to the management of the Company to be beneficial owners of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each named Executive Officer and (iv) all executive officers and directors of the Company as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned):

                                                                  Number of Shares
        Name and Address of                                         Beneficially          Percentage of Outstanding
       Beneficial Owner (1)                                           Owned(2)          Shares Beneficially Owned(2)
       --------------------                                           --------          ----------------------------
Irwin Balaban ...............................................      1,028,000(3)                     22.58%
Judy Frenkel ................................................         78,200(4)                      1.72
Herbert Goldman .............................................        909,000(5)                     20.11
Lawrence B. Klein ...........................................        694,000(6)                     15.27
All executive officers and directors as a group (4 persons) .      2,709,200(7)                     57.94

----------
(1) The address of each beneficial owner of more than 5% of the outstanding shares of Common Stock is c/o Robocom Systems International Inc., 511 Ocean Avenue, Massapequa, New York 11758.

(2) Except as indicated in the footnotes to this table, the Company believes that all persons named in the table have sole voting and investment power with respect to all Common Stock shown as beneficially owned by them. In accordance with the rules of the Securities and Exchange Commission (the "Commission"), a person or entity is deemed to be the beneficial owner of Common Stock that can be acquired by such person or entity within 60 days upon the exercise of options or warrants or other rights to acquire Common Stock. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days have been exercised. The inclusion herein of such shares listed as beneficially owned does not constitute an admission of beneficial ownership.

(3) Includes 564,000 shares held by I&T Balaban L.P. and 55,000 shares subject to options that are presently exercisable.

(4)   Includes 50,000 shares subject to options that are presently exercisable.

(5) Includes 564,000 shares held by H & N Goldman L.P., 160,000 shares held by the Herbert Goldman Revocable Trust, 160,000 shares held by the Naomi J. Goldman Revocable Trust and 25,000 shares subject to options that are presently exercisable.

(6)   Includes 50,000 shares subject to options that are presently expired.

(7)   Includes 180,000 shares subject to options that are presently exercisable.

Item 12. Certain Relationships and Related Transactions.

      The Company leases approximately 10,000 square feet of office space, which functions as its corporate headquarters, in Massapequa, New York, pursuant to a lease between the Company and Robocom Properties Inc. ("Robocom Properties") that expires on December 31, 2010. The shareholders of Robocom Properties are Messrs. Balaban, Goldman and Klein and Robert O'Connor, a former executive officer of the Company. In connection therewith, the Company incurred expenses of $168,000 in fiscal 1999 and 2000 and $174,365 in fiscal 2001, of which $90,365 was unpaid at May 31, 2001. Since January 1, 1998, the annual base rental of $168,000 payable under the lease has been adjusted and thereafter will be adjusted each year by the ratio of the prime rate as published in the Wall Street Journal on January 2 of such year to the prime rate as published in the Wall Street Journal on January 2, 1997, which was 8.25%. The prime rate on January 2, 2001 was 9.0%. However, the parties have agreed that rent will not be less than $14,000 per month. The Company believes that these rental terms are at least as favorable to the Company as could be obtained from an unaffiliated third party.

      In connection with the purchase by Robocom Properties in 1989 of the Company's corporate headquarters building, the Company guaranteed three mortgage loans in an aggregate original principal amount of $1,053,000 that mature in 2010 and bear interest at rates ranging from 8.25% to 8.877% per annum. At May 31, 2001, the outstanding aggregate principal amount of the mortgage loans was approximately $666,000.

      Irwin Balaban, Chairman of the Board of the Company, has been acting as a consultant to the Company since his retirement as President and Chief Executive Officer of the Company effective April 1, 1999. On April 1, 1999, the Company and Mr. Balaban entered into a three-year agreement pursuant to which Mr. Balaban is to receive $12,000 per year for providing consulting services on an as-needed basis. During fiscal 1999, 2000 and 2001, consulting fees of approximately $3,000, $22,000, and $28,000, respectively, were incurred under this agreement. At May 31, 2001, $18,000 was unpaid relating to such services. In his capacity as a consultant to the Company, in July 2001, Mr. Balaban reassumed the offices of President and Chief Executive Officer.

      William J. Hancock, a former director of the Company, served as a consultant to the Company from November 23, 1999 to November 22, 2000. On November 23, 1999, the Company and Mr. Hancock entered into a one-year agreement pursuant to which Mr. Hancock was to receive $36,000 per year for providing consulting services to the Company on an as-needed basis. During fiscal 2001 and 2000, consulting fees of approximately $12,000 and $26,000, respectively, were paid under this agreement. This agreement was not renewed in fiscal 2001.

      Lawrence Klein, a director of the Company, served as a consultant to the Company from his retirement as Vice President - Worldwide of the Company effective May 15, 2000 to May 14, 2001. On May 16, 2000, the Company and Mr. Klein entered into a one-year agreement pursuant to which Mr. Klein was to receive $18,000 per year for providing consulting services to the Company on an as-needed basis. No fees were accrued or paid under this agreement during fiscal 2000. At May 31, 2001, approximately $18,000 was unpaid relating to such services. This agreement was not renewed in fiscal 2001.

      Herbert Goldman, a director of the Company, acted as consultant to the Company commencing on his retirement as Executive Vice President - Operations of the Company effective July 1996 through May 2000. On May 15, 1997, the Company and Mr. Goldman entered into a three-year agreement pursuant to which Mr. Goldman received $12,000 per year for providing consulting services on an as-needed basis. For the fiscal years ended May 31, 2000 and 1999, Mr. Goldman received approximately $17,000 and $23,000, respectively, under this agreement. This agreement was not renewed in fiscal 2001.

      During fiscal 2001, the Company secured a line of credit of $1,050,000 from three principal shareholders and directors of the Company, including Irwin Balaban, the Company's Chief Executive Officer. As of May 31, 2001, $550,000 had been drawn down from this line of credit. The line of credit expired on September 19, 2001 and has been replaced with a line of credit from Baseboard Investments LLC, a limited liability company the members of which consist of the same three principal shareholders and directors of the Company. This line of credit provides for borrowings of up to $1,250,000, has a two-year term and will expire in September 2002. As of September 19, 2001, $550,000 had been drawn down from this line of credit.

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

10.5 1997 Stock Option and Long-Term Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form SB-2 (Registration No. 333-27587)).

10.6 Tax Indemnification Agreement, dated June 6, 1997, between the Company and certain shareholders of the Company (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1997 as filed with the Commission on September 25, 1997 (File No. 0-22735)).

10.7 Line of Credit Commitment dated September 19, 2001 from Baseboard Investments, LLP.

10.8 Promissory Note dated September 19, 2001 from the Company to Baseboard Investments, LLP.

      (b) Reports on Form 8-K.

      On April 9, 2001, the Company filed a Current Report on Form 8-K to report that it had been notified by Nasdaq that the Nasdaq listing qualifications staff had determined that the Company failed to comply with the $1.00 minimum closing bid price requirement for continued listing. The Company also reported the resignation of Yacov Shamash as a member of the Board of Directors effective March 31, 2001.

      On July 13, 2001, the Company filed a Current Report on Form 8-K to report that it was informed by Ernst & Young LLP that it was resigning as the Company's independent auditor. The Company also reported the resignation of William J. Hancock as a member of the Board of Directors effective June 22, 2001, the resignation of C. Kenneth Morrelly from the Company's Board of Directors and as Chief Executive Officer of the Company effective July 12, 2001, and the separation of employment with the Company of the Chief Financial Officer, Elizabeth Burke, effective July 13, 2001.

      On August 17, 2001, the Company filed a Current Report on Form 8-K to report the Company had retained the accounting firm of Eisner & Lubin LLP to act as the Company's independent auditor to audit the Company's financial statements as of and for the year ending May 31, 2001.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Massapequa, New York, on October 12, 2001.

                                        ROBOCOM SYSTEMS INTERNATIONAL INC.


                                        By: /s/ Irwin Balaban
                                           -------------------------------------
                                                Irwin Balaban
                                                Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

                Signature                                    Title                                    Date
/s/ Irwin Balaban                         Chairman of the Board and Chief Executive Officer      October 12, 2001
--------------------------------------    (Principal Executive Officer and Principal
  Irwin Balaban                           Accounting Officer)

/s/ Lawrence B. Klein                     Director                                               October 12, 2001
--------------------------------------
  Lawrence B. Klein

/s/ Herbert Goldman                       Director                                               October 12, 2001
--------------------------------------
  Herbert Goldman

                                  Exhibit Index

Exhibit
Number                             Description
------                             -----------

10.7 Line of Credit Commitment dated September 19, 2001 from Baseboard Investments, LLP.

10.8 Promissory Note dated September 19, 2001 from the Company to Baseboard Investments, LLP.