Form 10QSB
period 2001-08-31
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2001-10-15
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended August 31, 2001

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________________ to ______________.

                         Commission File Number 0-22735

                                ----------------

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

                  511 Ocean Avenue, Massapequa, New York 11758
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                  516-795-5100
           -----------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of October 11, 2001, 4,495,984 shares the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one); Yes |_| No |X|

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                   FORM 10-QSB

                                      INDEX

PART I.    Financial Information

Item 1.    Financial Statements:                                                        Page no.
           Balance Sheets - August 31, 2001 and May 31 ,2001.......................         3

           Statements of Operations - Three months ended August 31, 2001 and 2000..         4

           Statements of Cash Flows - Three months ended August 31, 2001 and 2000..         5

           Notes to Financial Statements...........................................         6

Item 2.    Management's Discussion and Analysis or Plan of Operation...............         7

PART II.   Other Information:

Item 6.    Exhibits and Reports on Form 8-K........................................        10

Signatures ........................................................................        10

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                                             August 31, 2001           May 31, 2001
                                                                             ---------------           ------------
                                                                               (Unaudited)
Assets
Current assets:
   Cash and cash equivalents .........................................         $    123,303            $     93,878
   Accounts receivable, net ..........................................              918,099                 559,281
   Unbilled revenue ..................................................               20,546                 140,791
   Deferred taxes ....................................................               40,740                  40,740
   Other current assets ..............................................              107,615                  68,662
                                                                               ------------            ------------
Total current assets .................................................            1,210,303                 903,352

Property and equipment, net ..........................................              118,821                 134,509
Software development costs, net ......................................            2,517,608               2,840,050
Other assets .........................................................                5,550                   7,422
                                                                               ------------            ------------
Total assets .........................................................         $  3,852,282            $  3,885,333
                                                                               ============            ============

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable ..................................................         $    333,215            $    298,590
   Accrued expenses ..................................................              404,066                 375,978
   Deferred revenue ..................................................            1,012,981                 553,693
                                                                               ------------            ------------
Total current liabilities ............................................            1,750,262               1,228,261
Loan payable .........................................................              550,000                 550,000
Deferred tax liabilities .............................................               40,740                  40,740
                                                                               ------------            ------------
Total liabilities ....................................................            2,341,002               1,819,001
                                                                               ------------            ------------

Shareholders' equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized;
      None issued ....................................................                   --                      --
   Common stock, $.01 par value; 10,000,000 shares authorized;
      4,495,984 issued and outstanding at August 31, 2001 and at
      May 31, 2001 ...................................................               44,960                  44,960
   Additional paid-in capital ........................................           11,832,246              11,832,246
   Accumulated deficit ...............................................          (10,365,926)             (9,810,874)
                                                                               ------------            ------------
Total shareholders' equity ...........................................            1,511,280               2,066,332
                                                                               ------------            ------------
Total liabilities and shareholders' equity ...........................         $  3,852,282            $  3,885,333
                                                                               ============            ============

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                             Three months ended August 31,
                                                             -----------------------------
                                                                2001              2000
                                                             -----------       -----------
Revenues:
   Software license fees ............................        $    74,725       $   231,986
   Services .........................................            208,978           353,623
   Hardware .........................................             25,894           122,433
   Maintenance ......................................            386,257           333,704
                                                             -----------       -----------
   Total revenues ...................................            695,854         1,041,746
                                                             -----------       -----------

Cost of revenues:
   Cost of license fees .............................                 --            41,643
   Cost of services .................................            159,888           292,648
   Cost of hardware .................................             25,583           114,247
   Cost of maintenance ..............................            250,353           301,924
                                                             -----------       -----------
   Total cost of revenues ...........................            435,824           750,462
Amortization of software development costs ..........            439,776           401,185
                                                             -----------       -----------
                                                                 875,600         1,151,647
                                                             -----------       -----------
Gross margin ........................................           (179,746)         (109,901)

Selling, general and administrative expenses ........            363,954           549,759
                                                             -----------       -----------
Loss from operations ................................           (543,700)         (659,660)
Interest (expense) income and other, net ............            (11,352)            8,872
                                                             -----------       -----------
Loss before benefit of income taxes .................           (555,052)         (650,788)
Benefit of income taxes .............................                 --                --
                                                             -----------       -----------
Net loss ............................................        $  (555,052)      $  (650,788)
                                                             ===========       ===========

Net loss per basic and diluted share ................        $      (.12)      $      (.15)
                                                             ===========       ===========

Weighted average shares outstanding .................          4,495,984         4,495,984
                                                             ===========       ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                     Three months ended August 31,
                                                                     -----------------------------
                                                                        2001                2000
                                                                     ---------           ---------
Operating activities
Net loss ...................................................         $(555,052)          $(650,788)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
       Depreciation and amortization of property and
         equipment .........................................            19,068              28,524
       Amortization of software development costs ..........           439,776             401,186
       Amortization of deferred compensation ...............                --               4,500
       Changes in operating assets and liabilities:
         Accounts receivable ...............................          (358,818)            525,538
         Unbilled revenue ..................................           120,245              30,137
         Gain on sale of property and equipment ............                --             (13,167)
         Other current assets and other ....................           (37,081)             19,326
         Accounts payable ..................................            34,625            (194,537)
         Accrued expenses ..................................            28,088            (169,704)
         Deferred revenue ..................................           459,288              31,304
                                                                     ---------           ---------
Net cash provided by operating activities ..................           150,139              12,319
                                                                     ---------           ---------

Investing activities
Software development costs .................................          (117,334)           (160,744)
Redemption of short-term investments .......................                --             118,246
Proceeds from the sale of property and equipment ...........                --              22,558
Capital expenditures .......................................            (3,380)             (7,691)
                                                                     ---------           ---------
Net cash used in investing activities ......................          (120,714)            (27,631)
                                                                     ---------           ---------

Financing activities
Deferred costs related to private placement in
  process ..................................................                --              (2,435)
                                                                     ---------           ---------
Net cash used in financing activities ......................                --              (2,435)
                                                                     ---------           ---------

Increase (decrease) in cash and cash equivalents ...........            29,425             (17,747)
Cash and cash equivalents at beginning of period ...........            93,878              60,673
                                                                     ---------           ---------
Cash and cash equivalents at end of period .................         $ 123,303           $  42,926
                                                                     =========           =========
Supplemental disclosures of cash flow information:
  Cash paid for interest ...................................         $     584           $     469
                                                                     =========           =========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2001
                                   (unaudited)

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

            In addition, the Company intends to continue the advancement of its RIMS product by developing new features and accessory software directly related to RIMS. The Company has discontinued the development of non-RIMS related products.

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

      Operating results for the three-month period ended August 31, 2001 are not necessarily indicative of the results that may be expected for the year ended May 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2001.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended August 31, 2001 and August 31, 2000

      Revenues. Total revenues decreased by approximately $345,892 to $695,854 in the three months ended August 31, 2001 as compared to $1,041,746 in the three months ended August 31, 2000. Software license fees decreased by approximately 68% during the 2001 period as compared to the 2000 period, primarily due to fewer international RIMS licenses sales during the 2001 period. Service revenues decreased by approximately 41% for the 2001 period as compared to the 2000 period, primarily due to lower revenues from services related to installations with a large number of RIMS users in the 2000 period, offset, in part, by an increase in revenues from modifications to RIMS Version 4.3 in the 2001 period. Hardware revenues decreased by approximately 79% during the 2001 period as compared to the 2000 period, primarily due to the lower sales of RIMS related hardware, in addition to the cessation of the sales of computer systems network and office hardware in the earlier part of fiscal 2001. Maintenance revenues increased approximately 16% for the 2001 period as compared to the 2000 period, primarily due to a larger number of maintenance contracts in operation during the 2001 period.

      Cost of Revenues. Total cost of revenues decreased by approximately 42% to $435,824 in the three months ended August 31, 2001 as compared to $750,462 in the three months ended August 31, 2000. As a percentage of revenues, total cost of revenues decreased to approximately 63% in the 2001 period as compared to approximately 72% in the 2000 period. As a percentage of license fee revenues, cost of license fees in the 2001 period decreased significantly due to higher license fee revenues with no associated third party or distributor fees. As a percentage of services revenues, the cost of services was lower in the 2001 period as compared to the 2000 period primarily due to the cessation of installations of computer systems networks and office software, and a reduction in related personnel in the earlier part of fiscal 2001. As a percentage of hardware revenues, the cost of hardware was higher in the 2001 period due the fixed hardware expenses as applied to lower hardware revenues. As a percentage of maintenance revenues, the cost of maintenance was lower in the 2001 period as compared to the 2000 period, primarily due to a larger number of maintenance contracts in operation in the 2001 period.

      Amortization of Software Development Costs. Amortization of software development costs increased by approximately 10% to $439,776 in the three months ended August 31, 2001 as compared to $401,185 in the three months ended August 31, 2000. The increase was due to the inclusion of amortization of capitalized software development costs for RIMS Version 4.3 and other RIMS-related products in the 2001 period. RIMS Version 4.3 was first available for sale in the latter half of the 2000 period. As a percentage of revenue, the amortization of software development costs was approximately 63% in the 2001 period and 39% in the 2000 period.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by approximately 34% to $363,954 in the three months ended August 31, 2001 as compared to $549,759 in the three months ended August 31, 2000. In July 2001, the Company took actions designed to reduce selling, general and administrative expenses. The majority of these cost reductions were attributable to a workforce restructuring that eliminated 11 positions, which represented approximately 30% of the workforce at that time. In addition, overhead expenditures were reviewed and reduced, resulting in additional cost savings.

      Interest Income and Other, net. Interest income decreased by $8,030 to $1,311 in the three months ended August 31, 2001 as compared to $9,341 in the three months ended August 31, 2000. The decrease is primarily due to the reduction of the remaining net proceeds from the Company's private placement in fiscal 2000, which was utilized for software development and working capital requirements. Interest expense increased by $12,194 to $12,663 in the three months ended August 31, 2001 as compared with $469 in the three months ended August 31, 2000, primarily due to expense incurred in connection with the outstanding borrowing under the Company's line of credit during the 2001 period.

      Provision (benefit) of Income Taxes. Since the Company is operating at a loss, no provision or benefit is reflected in the 2001 or 2000 period. No deferred tax expense has been recorded in the 2001 or the 2000 period as the Company continues to record a valuation allowance to reserve for its net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities was $150,139 in the three months ended August 31, 2001 and net cash provided by operating activities was $12,319 in the three months ended August 31, 2000. Cash flows from operations increased in the 2001 period primarily due to a smaller loss from operations before amortization expenses and increased collections of accounts receivable.

      The Company capitalized $117,334 and $160,744 in the three months ended August 31, 2001 and 2000, respectively, for software development costs. The Company did not have any material commitments for software development costs as of August 31, 2001. The Company expended $3,380 and $7,691 for property and equipment in the three months ended August 31, 2001 and 2000, respectively.

      As of August 31, 2001, the Company had $123,303 in cash and cash equivalents and a working capital deficiency of $539,959.

      As of September 19, 2001, the Company secured a line of credit from Baseboard Investments LLC, a limited liability company the members of which consist of three principal shareholders and directors of the Company. This line of credit provides for borrowings of up to $1,250,000 and expires September 19, 2002. Borrowings under this line of credit were used to satisfy the amounts outstanding under the lines of credit that matured on September 19, 2001. Borrowings bear interest at the prime rate plus two percent (8.00% at September 19, 2001). As of September 19, 2001, $550,000 had been drawn down from this line of credit.

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

      (b)   Reports on Form 8-K

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

      On August 17, 2001, the Company filed a Current Report on Form 8-K to report the Company had retained the accounting firm of Eisner & Lubin LLP to act as the Company's independent auditor to audit the Company's financial statements as of and for the year ending May 31, 2001

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Massapequa, New York, on October 15, 2001.

                               ROBOCOM SYSTEMS INTERNATIONAL INC.


                               By:  /s/ Irwin Balaban
                                    --------------------------------------------
                                    Irwin Balaban
                                    Chief Executive Officer
                                    (Principal Financial and Accounting Officer)