Form 10KSB40/A
period 2001-05-31
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2001-11-07
CIK 1039757

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

            For the transition period from ____________ to _____________

                         Commission File Number 0-22735
                                                -------

                                ----------------

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                  New York                                 11-2617048
-------------------------------------------        -----------------------------
     (State or other jurisdiction of                     I.R.S. Employer
      incorporation or organization)                    Identification No.

  511 Ocean Avenue, Massapequa, New York                      11758
-------------------------------------------        -----------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2001, 4,495,984.

As of September 30, 2001, the aggregate market value of the registrant's common stock held by non-affiliates was $314,719 (based upon the closing price of the issuer's common stock on The Over-the-Counter Bulletin Board on such date).

Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                 AMENDMENT NO. 1
                       TO THE ANNUAL REPORT ON FORM 10-KSB
                     FOR THE FISCAL YEAR ENDED MAY 31, 2001

      Robocom Systems International Inc. (the "Registrant" or the "Company") hereby amends and restates "Item 13. Exhibits and Reports on Form 8-K" of its Annual Report on Form 10-KSB for the fiscal year ended May 31, 2001, as set forth below:

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

10.8 Promissory Note dated September 19, 2001 from the Company to Baseboard Investments.

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, New York, on November 6, 2001.

                                             ROBOCOM SYSTEMS INTERNATIONAL INC.


                                             By:  /s/ Irwin Balaban
                                                --------------------------------
                                                      Irwin Balaban
                                                      Chief Executive Officer