Form 10QSB
period 2001-11-30
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2002-01-11
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)
      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended November 30, 2001

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from             to             .
                                          -------------  -------------

                         Commission File Number 0-22735
                                               ----------

                                ----------------

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
     ----------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

            New York                                    11-2617048
---------------------------------           -----------------------------------
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

                  511 Ocean Avenue, Massapequa, New York 11758
     -----------------------------------------------------------------------
                    (Address of principal executive offices)

                                  516-795-5100
        ----------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of January 11, 2002, 4,495,984 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one); Yes |_| No |X|

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                   FORM 10-QSB

                                      INDEX

PART I. Financial Information

Item 1. Financial Statements                                            Page no.

        Balance Sheets - November 30, 2001 and May 31, 2001 ............   3

        Statements of Operations - Three months ended November 30, 2001
        and 2000 .......................................................   4

        Statements of Operations - Six months ended November 30, 2001
        and 2000 .......................................................   5

        Statements of Cash Flows - Six months ended November 30, 2001
        and 2000 .......................................................   6

        Notes to Financial Statements ..................................   7

Item 2. Management's Discussion and Analysis or Plan of Operation ......   8

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K ...............................  12

Signatures .............................................................  12

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                                        November 30, 2001   May 31, 2001
                                                                        -----------------   ------------
                                                                           (Unaudited)
Assets
Current assets:
     Cash and cash equivalents ......................................     $     89,473      $     93,878
     Short-term investments .........................................          100,750                --
     Accounts receivable, net .......................................          485,487           559,281
     Unbilled revenue ...............................................           20,004           140,791
     Deferred taxes .................................................           40,740            40,740
     Other current assets ...........................................          133,379            68,662
                                                                          ------------      ------------
Total current assets ................................................          869,833           903,352

Property and equipment, net .........................................           99,614           134,509
Software development costs, net .....................................        2,196,204         2,840,050
Other assets ........................................................            5,550             7,422
                                                                          ------------      ------------
Total assets ........................................................     $  3,171,201      $  3,885,333
                                                                          ============      ============

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable ...............................................     $    430,040      $    298,590
     Accrued expenses ...............................................          260,071           375,978
     Deferred revenue ...............................................          701,575           553,693
     Loan Payable ...................................................          550,000                --
                                                                          ------------      ------------
Total current liabilities ...........................................        1,941,686         1,228,261
Loan payable ........................................................               --           550,000
Deferred tax liabilities ............................................           40,740            40,740
                                                                          ------------      ------------
Total liabilities ...................................................        1,982,426         1,819,001
                                                                          ------------      ------------

Shareholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares authorized;
       None issued ..................................................               --                --
     Common stock, $.01 par value; 10,000,000 shares authorized;
       4,495,984 issued and outstanding at November 30, 2001 and at
       May 31, 2001 .................................................           44,960            44,960
     Additional paid-in capital .....................................       11,832,246        11,832,246
     Accumulated deficit ............................................      (10,688,431)       (9,810,874)
                                                                          ------------      ------------
Total shareholders' equity ..........................................        1,188,775         2,066,332
                                                                          ------------      ------------
Total liabilities and shareholders' equity ..........................     $  3,171,201      $  3,885,333
                                                                          ============      ============

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    Three months ended November 30,
                                                    -------------------------------
                                                        2001                2000
                                                    -----------         -----------
Revenues:
   Software license fees .....................      $   194,189         $   130,078
   Services ..................................           98,275             316,523
   Hardware ..................................          220,084              57,821
   Maintenance ...............................          356,439             361,581
                                                    -----------         -----------
   Total revenues ............................          868,987             866,003
                                                    -----------         -----------

Cost of revenues:
   Cost of license fees ......................           27,336              36,937
   Cost of services ..........................           97,075             200,145
   Cost of hardware ..........................          199,585              36,862
   Cost of maintenance .......................          286,215             338,064
                                                    -----------         -----------
   Total cost of revenues ....................          610,211             612,008
Amortization of software development costs ...          395,892             431,814
                                                    -----------         -----------
                                                      1,006,103           1,043,822
                                                    -----------         -----------
Gross margin .................................         (137,116)           (177,819)

Selling, general and administrative expenses .          174,647             572,554
                                                    -----------         -----------
Loss from operations .........................         (311,763)           (750,373)
Interest expense and other, net ..............          (10,742)               (984)
                                                    -----------         -----------
Loss before benefit of income taxes ..........         (322,505)           (751,357)
Benefit of income taxes ......................               --                  --
                                                    -----------         -----------
Net loss .....................................      $  (322,505)        $  (751,357)
                                                    ===========         ===========

Net loss per basic and diluted share .........      $     (0.07)        $     (0.17)
                                                    ===========         ===========

Weighted average shares outstanding ..........        4,495,984           4,495,984
                                                    ===========         ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                      Six months ended November 30,
                                                      -----------------------------
                                                          2001              2000
                                                      -----------       -----------
Revenues:
   Software license fees .......................      $   268,914       $   362,063
   Services ....................................          307,254           670,148
   Hardware ....................................          245,978           180,254
   Maintenance .................................          742,696           695,284
                                                      -----------       -----------
   Total revenues ..............................        1,564,842         1,907,749
                                                      -----------       -----------

Cost of revenues:
   Cost of license fees ........................           27,336            78,580
   Cost of services ............................          256,964           492,795
   Cost of hardware ............................          225,167           151,109
   Cost of maintenance .........................          536,568           639,987
                                                      -----------       -----------
   Total cost of revenues ......................        1,046,035         1,362,471
Amortization of software development costs .....          835,668           833,000
                                                      -----------       -----------
                                                        1,881,703         2,195,471
                                                      -----------       -----------
Gross margin ...................................         (316,861)         (287,722)

Selling, general and administrative expenses ...          538,601         1,122,313
                                                      -----------       -----------
Loss from operations ...........................         (855,462)       (1,410,035)
Interest (expense) income, net .................          (22,095)            7,889
                                                      -----------       -----------
Loss before benefit of income taxes ............         (877,557)       (1,402,146)
Benefit of income taxes ........................               --                --
                                                      -----------       -----------
Net loss .......................................      $  (877,557)      $(1,402,146)
                                                      ===========       ===========

Net loss per basic and diluted share ...........      $      (.20)      $      (.31)
                                                      ===========       ===========

Weighted average shares outstanding ............        4,495,984         4,495,984
                                                      ===========       ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                Six months ended November 30,
                                                                -----------------------------
                                                                   2001              2000
                                                                ---------         -----------
Operating activities
Net loss .................................................      $(877,557)        $(1,402,146)
Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
       Depreciation and amortization of property and
         equipment .......................................         38,274              56,335
       Amortization of software development costs ........        835,668             833,000
       Amortization of deferred compensation .............             --               7,500
       Provision for bad debt ............................         12,362                  --
       Changes in operating assets and liabilities:
         Accounts receivable .............................         61,432             633,840
         Unbilled revenue ................................        120,787              90,739
         Gain on sale of property and equipment ..........             --             (13,166)
         Other assets ....................................        (62,844)            (37,942)
         Accounts payable ................................        131,450            (157,311)
         Accrued expenses ................................       (115,907)           (199,322)
         Deferred revenue ................................        147,882              98,706
                                                                ---------         -----------
Net cash provided by (used in) operating activities ......        291,547             (89,767)
                                                                ---------         -----------

Investing activities
Software development costs ...............................       (191,822)           (247,887)
Purchase of short-term investments .......................       (100,750)                 --
Redemption of short-term investments .....................             --             112,723
Proceeds from the sale of property and equipment .........             --              22,558
Capital expenditures .....................................         (3,380)             (7,691)
                                                                ---------         -----------
Net cash used in investing activities ....................       (295,952)           (120,297)
                                                                ---------         -----------

Financing activities
Deferred costs related to private placement in process ...             --             (88,935)
Proceeds from loans from shareholders ....................             --             550,000
                                                                ---------         -----------
Net cash provided by financing activities ................             --             461,065
                                                                ---------         -----------

(Decrease) increase in cash and cash equivalents .........         (4,405)            251,001
Cash and cash equivalents at beginning of period .........         93,878              60,673
                                                                ---------         -----------
Cash and cash equivalents at end of period ...............      $  89,473         $   311,674
                                                                =========         ===========

Supplemental disclosures of cash flow information:
  Cash paid for interest .................................      $  24,737         $     9,757
                                                                =========         ===========
  Cash paid for income taxes .............................      $   3,717         $     4,970
                                                                =========         ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2001
                                   (unaudited)

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

      Operating results for the six-month period ended November 30, 2001 are not necessarily indicative of the results that may be expected for the year ended May 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, availability, terms and deployment of capital; uncertainties relating to general economic and business conditions; industry trends; changes in demand for the Company's product; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in pricing policies by the Company or its competitors; unanticipated delays in the development, market acceptance or installation of the Company's products; availability of management and other key personnel; relationships with third-party equipment suppliers; governmental export and import policies; global trade policies; and worldwide political stability and economic growth. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

RESULTS OF OPERATIONS

Comparison of Three Months Ended November 30, 2001 and November 30, 2000

      Revenues. Total revenues increased slightly to $868,987 in the three months ended November 30, 2001 as compared to $866,003 in the three months ended November 30, 2000. Software license fees increased by approximately 49% during the 2001 period as compared to the 2000 period, primarily due to the sale of domestic licenses to one customer with a higher number of users and the sale of RIMS related products to existing customers during the 2001 period, offset, in part, by fewer international RIMS license sales. Service revenues decreased by approximately 69% for the 2001 period as compared to the 2000 period, primarily due to lower revenues from services related to installations in the 2001 period, in addition to lower service revenues related to the sales of computer systems network and office hardware in the earlier part of fiscal 2001. Hardware revenues increased significantly during the 2001 period as compared to the 2000 period, primarily due to the increased sales of RIMS related hardware to existing customers in the 2001 period. Maintenance revenues remained flat for the 2001 period as compared to the 2000 period.

      Cost of Revenues. Total cost of revenues remained consistent at $610,211 in the three months ended November 30, 2001 as compared to $612,008 in the three months ended November 30, 2000. As a percentage of revenues, total cost of revenues remained consistent at approximately 71% in the 2001 and 2000 periods. As a percentage of license fee revenues, cost of license fees in the 2001 period decreased primarily due to the sale of RIMS related products with a relatively low cost. As a percentage of services revenues, the cost of services was higher in the 2001 period as compared to the 2000 period primarily due to lower billable implementation support services. As a percentage of hardware revenues, the cost of hardware was higher in the 2001 period due to higher hardware costs from suppliers. As a percentage of maintenance revenues, the cost of maintenance was lower in the 2001 period as compared to the 2000 period due to lower maintenance costs relating to RIMS Version 4.3, which was released in the 2000 period. As customers gain experience using the latest version of RIMS the costs of maintenance are expected to decrease.

      Amortization of Software Development Costs. Amortization of software development costs decreased by approximately 8% to $395,892 in the three months ended November 30, 2001 as compared to $431,814 in the three months ended November 30, 2000. The decrease was due to the final amortization of capitalized software development costs for early versions of RIMS in the 2001 period. As a percentage of revenue, the amortization of software development costs was approximately 45% in the 2001 period and 50% in the 2000 period.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by approximately 70% to $174,647 in the three months ended November 30, 2001 as compared to $572,554 in the three months ended November 30, 2000. In July 2001, the Company took actions designed to reduce selling, general and administrative expenses. The majority of these cost reductions were attributable to a workforce restructuring that eliminated 11 positions, which represented approximately 30% of the workforce at that time. In addition, overhead expenditures were reviewed and reduced, resulting in additional cost savings.

      Interest Income and Other, net. Interest income decreased by $7,797 to $1,299 in the three months ended November 30, 2001 as compared to $9,096 in the three months ended November 30, 2000. The decrease is primarily due to the reduction of the remaining net proceeds from the Company's private placement in fiscal 2000, which was utilized for software development and working capital requirements. Interest expense increased by $1,961 to $12,041 in the three months ended November 30, 2001 as compared with $10,080 in the three months ended November 30, 2000, primarily due to expense incurred in connection with the outstanding borrowing under the Company's line of credit during the 2001 period.

      Provision (Benefit) for Income Taxes. Since the Company is operating at a loss, no provision or benefit is reflected in the 2001 or 2000 period. No deferred tax expense has been recorded in the 2001 or the 2000 period as the Company continues to record a valuation allowance to reserve for its net deferred tax assets.

Comparison of Six Months Ended November 30, 2001 and November 30, 2000

      Revenues. Total revenues decreased by approximately 18% to $1,564,842 in the six months ended November 30, 2001 as compared to $1,907,749 in the six months ended November 30, 2000. Software license fees decreased by approximately 26% during the 2001 period as compared to the 2000 period, primarily due to fewer international RIMS licenses sales during the 2001 period, offset, in part by the sale of domestic licenses to one customer with a higher number of users and the sale of RIMS related products to existing customers during the 2001 period. Service revenues decreased by approximately 54% for the 2001 period as compared to the 2000 period, primarily due to lower revenues from services related to installations in the 2001 period, in addition to lower revenues related to the sales of computer systems network and office hardware in the earlier part of fiscal 2001. Hardware revenues increased by approximately 37% during the 2001 period as compared to the 2000 period, primarily due to the increased sales of RIMS related hardware to existing customers in the 2001 period. Maintenance revenues increased by 7% during the 2001 period as compared to the 2000 period, due to a larger number of maintenance contracts in operation in the 2001 period.

      Cost of Revenues. Total cost of revenues decreased by approximately 23% to $1,046,035 in the six months ended November 30, 2001 as compared to $1,362,471 in the six months ended November 30, 2000. As a percentage of revenues, total cost of revenues decreased to 67% in the 2001 period as compared to 71% in the 2000 period. As a percentage of license fee revenues, cost of license fees in the 2001 period decreased primarily due to higher license revenues with no associated third party or distributor fees in the 2001 period as compared to the 2000 period. As a percentage of services revenues, the cost of services was higher in the 2001 period as compared to the 2000 period primarily due to lower billable implementation support services. As a percentage of hardware revenues, the cost of hardware was higher in the 2001 period due to higher hardware costs from suppliers. As a percentage of maintenance revenues, the cost of maintenance was lower in the 2001 period as compared to the 2000 period due to lower maintenance costs relating to RIMS Version 4.3, which was released in the 2000 period. As customers gain experience using the latest version of RIMS the costs of maintenance are expected to decrease.

      Amortization of Software Development Costs. Amortization of software development costs increased slightly to $835,668 in the six months ended November 30, 2001 as compared to $833,000 in the six months ended November 30, 2001. The increase was due to the inclusion of amortization of capitalized software development costs for RIMS Version 4.3 and other RIMS-related products in the 2001 period. RIMS Version 4.3 was first available for sale in the latter half of the 2000 period. As a percentage of revenue, the amortization of software development costs was approximately 53% in the 2001 period and 44% in the 2000 period.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by approximately 52% to $538,601 in the six months ended November 30, 2001 as compared to $1,122,313 in the six months ended November 30, 2000. In July 2001, the Company took actions designed to reduce selling, general and administrative expenses. The majority of these cost reductions were attributable to a workforce restructuring that eliminated 11 positions, which represented approximately 30% of the workforce at that time. In addition, overhead expenditures were reviewed and reduced, resulting in additional cost savings.

      Interest Income and Other, net. Interest income decreased by $15,830 to $2,609 in the six months ended November 30, 2001 as compared to $18,439 in the six months ended November 30, 2000. The decrease is primarily due to the reduction of the remaining net proceeds from the Company's private placement in fiscal 2000, which was utilized for software development and working capital requirements. Interest expense increased by $14,154 to $24,704 in the six months ended November 30, 2001 as compared with $10,550 in the six months ended November 30, 2000, primarily due to expense incurred in connection with the outstanding borrowing under the Company's line of credit during the 2001 period.

      Provision (Benefit) for Income Taxes. Since the Company is operating at a loss, no provision or benefit is reflected in the 2001 or 2000 period. No deferred tax expense has been recorded in the 2001 or the 2000 period as the Company continues to record a valuation allowance to reserve for its net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities was $291,547 in the six months ended November 30, 2001 as compared to net cash used by operating activities of $89,767 in the six months ended November 30, 2000. Cash flows from operations increased in the 2001 period primarily due a smaller loss from operations before amortization expenses and increased collections of accounts receivable

      The Company capitalized $191,822 and $247,887 in the six months ended November 30, 2001 and 2000, respectively, for software development costs. The Company did not have any material commitments for software development costs as of November 30, 2001. The Company expended $3,380 and $7,691 for property and equipment in the six months ended November 30, 2001 and 2000, respectively.

      As of November 30, 2001, the Company had $89,473 in cash and cash equivalents, $100,750 in short term investments, and negative working capital of $1,071,853.

      As of September 19, 2001, the Company secured a line of credit from Baseboard Investments LLC, a limited liability company the members of which consist of three principal shareholders and directors of the Company. This line of credit provides for borrowings of up to $1,250,000 and expires September 19, 2002. Borrowings under this line of credit were used to satisfy the amounts outstanding under the lines of credit that matured on September 19, 2001. Borrowings bear interest at the prime rate plus two percent (6.75% at January 11, 2002). As of November 30, 2001, $550,000 had been drawn down from this line of credit.

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

The Company's capital requirements depend on many factors, including the level and timing of revenues, new product developments and the proposed expansion of the Company's sales and marketing efforts. However, the Company is limited to its current cash, cash equivalents and short-term investment balances and available unused lines of credit for funding its internal growth and development. No significant capital expenditures are anticipated in the next 12 months.

For the three months ended November 30, 2001, the Company operated on a cash flow neutral basis and recorded a net gain of $73,387, or $0.02 per share, excluding the amortization of software developments costs. The Company believes its existing cash and cash equivalents, anticipated revenues from existing maintenance contracts, and anticipated revenues from existing contracts for implementation of RIMS at new sites, including license fees, hardware and services, will be sufficient to fund the Company's operations at the current levels until the middle of fiscal 2003.

PART II. OTHER INFORMATION:

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      None.

      (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the second quarter of fiscal
2002.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Massapequa, New York, on January 11, 2002.

                              ROBOCOM SYSTEMS INTERNATIONAL INC.


                              By: /s/Irwin Balaban
                                  -----------------------------------
                                  Irwin Balaban
                                  Chief Executive Officer
                                  (Principal Financial and Accounting Officer)