Form 10QSB
period 2002-02-28
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2002-04-11
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended February 28, 2002

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                    to .
                                   --------------------    ---------------------

                         Commission File Number 0-22735
                                               ----------

                                ----------------

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
     ----------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

             New York                                             11-2617048
---------------------------------                            -------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


                  511 Ocean Avenue, Massapequa, New York 11758
     -----------------------------------------------------------------------
                    (Address of principal executive offices)

                                  516-795-5100
        ----------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 11, 2002, 4,495,984 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one); Yes |_| No |X|

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                   FORM 10-QSB

                                      INDEX

PART I. Financial Information

Item 1. Financial Statements                                            Page no.

        Balance Sheets - February 28, 2002 and May 31, 2001...............  3

        Statements of Operations - Three months ended February 28, 2002 and 2001..........................................................  4

        Statements of Operations - Nine months ended February 28, 2002 and 2001..........................................................  5

        Statements of Cash Flows - Nine months ended February 28, 2002 and 2001..........................................................  6

        Notes to Financial Statements.....................................  7

Item 2. Management's Discussion and Analysis or Plan of Operation.........  8

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K.................................. 12

Signatures................................................................ 12

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                                                              February 28, 2002       May 31, 2001
                                                                                              -----------------       ------------
                                                                                                  (Unaudited)
 Assets
 Current assets:
    Cash and cash equivalents ...........................................................        $    147,947         $     93,878
    Short-term investments ..............................................................             101,216                   --
    Accounts receivable, net ............................................................             380,427              559,281
    Unbilled ............................................................................               4,295              140,791
    revenue
    Deferred taxes ......................................................................              40,740               40,740
    Other current assets ................................................................             130,166               68,662
                                                                                                 ------------         ------------
 Total current assets ...................................................................             804,791              903,352

 Property and equipment, net ............................................................              80,407              134,509
 Software development costs, net ........................................................           1,869,564            2,840,050
 Other assets ...........................................................................                  --                7,422
                                                                                                 ------------         ------------
 Total assets ...........................................................................        $  2,754,762         $  3,885,333
                                                                                                 ============         ============

 Liabilities and Shareholders' Equity
 Current liabilities:
    Accounts payable ....................................................................        $    354,841         $    298,590
    Accrued expenses ....................................................................             257,693              375,978
    Deferred revenue ....................................................................             670,162              553,693
    Loan Payable ........................................................................             550,000                   --
                                                                                                 ------------         ------------
 Total current liabilities ..............................................................           1,832,696            1,228,261
 Loan payable ...........................................................................                  --              550,000
 Deferred tax liabilities ...............................................................              40,740               40,740
                                                                                                 ------------         ------------
 Total liabilities ......................................................................           1,873,436            1,819,001
                                                                                                 ------------         ------------

 Shareholders' equity:
    Preferred stock, $.01 par value; 1,000,000 shares authorized;
       None issued ......................................................................                  --                   --
    Common stock, $.01 par value; 10,000,000 shares authorized; 4,495,984 issued and outstanding at February 28, 2002 and at
      May 31, 2001 ......................................................................              44,960               44,960
    Additional paid-in capital ..........................................................          11,832,246           11,832,246
    Accumulated deficit .................................................................         (10,995,880)          (9,810,874)
                                                                                                 ------------         ------------
 Total shareholders' equity .............................................................             881,326            2,066,332
                                                                                                                      ------------
 Total liabilities and shareholders' equity .............................................        $  2,754,762         $  3,885,333
                                                                                                 ============         ============

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                            Three months ended February 28,
                                                            -------------------------------
                                                                 2002              2001
                                                             -----------       -----------
Revenues:
   Software license fees ..............................      $   107,120       $   121,610
   Services ...........................................          131,153           276,262
   Hardware ...........................................            3,176           205,971
   Maintenance ........................................          402,636           351,973
                                                             -----------       -----------
   Total revenues .....................................          644,085           955,816
                                                             -----------       -----------

Cost of revenues:
   Cost of license fees ...............................           12,651            (1,185)
   Cost of services ...................................           92,082           174,345
   Cost of hardware ...................................            1,467            89,230
   Cost of maintenance ................................          289,407           313,444
                                                             -----------       -----------
   Total cost of revenues .............................          395,607           575,834
Amortization of software development costs ............          373,950           437,784
                                                             -----------       -----------
                                                                 769,557         1,013,618
                                                             -----------       -----------
Gross margin ..........................................         (125,472)          (57,802)

Selling, general and administrative expenses ..........          172,893           566,192
                                                             -----------       -----------
Loss from operations ..................................         (298,365)         (623,994)
Interest expense and other, net .......................           (9,083)           (6,540)
                                                             -----------       -----------
Loss before benefit of income taxes ...................         (307,448)         (630,534)
Benefit of income taxes ...............................               --                --
                                                             -----------       -----------
Net loss ..............................................      $  (307,448)      $  (630,534)
                                                             ===========       ===========

Net loss per basic and diluted share ..................      $     (0.07)      $     (0.14)
                                                             ===========       ===========

Weighted average shares outstanding ...................        4,495,984         4,495,984
                                                             ===========       ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                            Nine months ended February 28,
                                                            ------------------------------
                                                                 2002              2001
                                                             -----------       -----------
Revenues:
   Software license fees ..............................      $   376,033       $   483,674
   Services ...........................................          438,407           946,409
   Hardware ...........................................          249,154           386,225
   Maintenance ........................................        1,145,333         1,047,258
                                                             -----------       -----------
   Total revenues .....................................        2,208,927         2,863,566
                                                             -----------       -----------

Cost of revenues:
   Cost of license fees ...............................           39,987            77,395
   Cost of services ...................................          349,045           667,138
   Cost of hardware ...................................          226,634           240,339
   Cost of maintenance ................................          825,975           953,431
                                                             -----------       -----------
   Total cost of revenues .............................        1,441,641         1,938,303
Amortization of software development costs ............        1,209,618         1,270,784
                                                             -----------       -----------
                                                               2,651,259         3,209,087
                                                             -----------       -----------
Gross margin ..........................................         (442,332)         (345,521)

Selling, general and administrative expenses ..........          711,496         1,688,508
                                                             -----------       -----------
Loss from operations ..................................       (1,153,828)       (2,034,029)
Interest (expense) income, net ........................          (31,178)            1,349
                                                             -----------       -----------
Loss before benefit of income taxes ...................       (1,185,006)       (2,032,680)
Benefit of income taxes ...............................               --                --
                                                             -----------       -----------
Net loss ..............................................      $(1,185,006)      $(2,032,680)
                                                             ===========       ===========

Net loss per basic and diluted share ..................      $      (.26)      $      (.45)
                                                             ===========       ===========

Weighted average shares outstanding ...................        4,495,984         4,495,984
                                                             ===========       ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                               Nine months ended February 28,
                                                               -----------------------------
                                                                   2002              2001
                                                               -----------       -----------
Operating activities
Net loss ................................................      $(1,185,006)      $(2,032,680)
Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
       Depreciation and amortization of property and
       equipment ........................................           57,482            84,145
       Amortization of software development costs .......        1,209,618         1,270,784
       Amortization of deferred compensation ............               --             8,687
       Gain on sale of property and equipment ...........               --           (13,167)
       Changes in operating assets and liabilities:
         Accounts receivable ............................          954,667           178,854
         Unbilled revenue ...............................           16,606           136,496
         Other assets ...................................          (54,082)          (27,027)
         Accounts payable ...............................           56,251          (121,443)
         Accrued expenses ...............................         (241,473)         (118,285)
         Deferred revenue ...............................           88,123           116,469
                                                               -----------       -----------
Net cash provided by (used in) operating activities .....          (12,778)          397,797
                                                               -----------       -----------

Investing activities
Software development costs ..............................         (338,914)         (239,132)
Purchase of short-term investments ......................         (101,216)               --
Redemption of short-term investments ....................               --           107,372
Proceeds from the sale of property and equipment ........               --            22,558
Capital expenditures ....................................           (3,380)           (7,691)
                                                               -----------       -----------
Net cash used in investing activities ...................         (216,675)         (343,728)
                                                               -----------       -----------

Financing activities
Deferred costs related to private placement in process ..               --          (138,347)
Proceeds from loans from shareholders ...................               --           550,000
                                                               -----------       -----------
Net cash provided by financing activities ...............               --           411,653
                                                               -----------       -----------

Increase in cash and cash equivalents
                                                                    54,069           182,200
Cash and cash equivalents at beginning of period ........           93,878            60,673
                                                               -----------       -----------
Cash and cash equivalents at end of period ..............      $   147,947       $   242,873
                                                               ===========       ===========

Supplemental disclosures of cash flow information:
  Cash paid for interest ................................      $     1,719       $    15,125
                                                               ===========       ===========
  Cash paid for income taxes ............................      $     3,773       $       551
                                                               ===========       ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 2002
                                   (unaudited)

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

         The Company intends to continue the advancement of its RIMS product by developing new features and accessory software directly related to RIMS. The Company has discontinued the development of non-RIMS-related products.

         The Company's shift in strategy was accompanied by a restructuring of its operations to more closely align operating costs with revenues. During fiscal 2001, the Company sold its computer systems network and office hardware division. In July 2001, the Company took actions designed to reduce selling, general and administrative expenses. The majority of these cost reductions were attributable to a workforce restructuring that eliminated 11 positions, which represented approximately 30% of the workforce at that time, including all software developers and support staff in non-RIMS-related areas. In addition, overhead expenditures were reviewed and reduced, resulting in additional cost savings.

         Operating results for the nine-month period ended February 28, 2002 are not necessarily indicative of the results that may be expected for the year ended May 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2001.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended February 28, 2002 and February 28, 2001

         Revenues. Total revenues decreased by approximately 33% to $644,085 in the three months ended February 28, 2002 as compared to $955,816 in the three months ended February 28, 2001. Software license fees decreased by approximately 12% during the 2002 period as compared to the 2001 period, due to fewer international RIMS license sales in the 2002 period. Service revenues decreased by approximately 53% for the 2002 period as compared to the 2001 period, primarily due to lower revenues from services related to installations in the 2002 period. Hardware revenues decreased significantly during the 2002 period as compared to the 2001 period, primarily due a significant sale of RIMS-related hardware to one customer in the 2001 period. Maintenance revenues increased by approximately 14% for the 2002 period as compared to the 2001 period.

         Cost of Revenues. Total cost of revenues decreased by approximately 31% to $395,607 in the three months ended February 28, 2002 as compared to $575,834 in the three months ended February 28, 2001. As a percentage of revenues, total cost of revenues remained consistent at approximately 60% in the 2002 and 2001 periods. As a percentage of license fee revenues, cost of license fees in the 2002 period increased primarily due to vendor credits received in the 2001 period. As a percentage of services revenues, the cost of services was higher in the 2002 period as compared to the 2001 period primarily due to lower billable implementation support services in the 2002 period. As a percentage of hardware revenues, the cost of hardware was higher in the 2002 period due to higher hardware costs from suppliers. As a percentage of maintenance revenues, the cost of maintenance was lower in the 2002 period as compared to the 2001 period due to lower maintenance costs relating to RIMS Version 4.3, which was released in the fiscal 2001 period. As customers gain experience using the latest version of RIMS the costs of maintenance are expected to decrease.

         Amortization of Software Development Costs. Amortization of software development costs decreased by approximately 15% to $373,950 in the three months ended February 28, 2002 as compared to $437,784 in the three months ended February 28, 2001. The decrease was due to the final amortization of capitalized software development costs for early versions of RIMS in the 2002 period. As a percentage of revenue, the amortization of software development costs was approximately 58% in the 2002 period and 46% in the 2001 period.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by approximately 69% to $172,893 in the three months ended February 28, 2002 as compared to $566,192 in the three months ended February 28, 2001. In July 2001, the Company took actions designed to reduce selling, general and administrative expenses. The majority of these cost reductions were attributable to a workforce restructuring that eliminated 11 positions, which represented approximately 30% of the workforce at that time. In addition, overhead expenditures were reviewed and reduced, resulting in additional cost savings.

         Interest Income and Other, net. Interest income decreased by $8,246 to $824 in the three months ended February 28, 2002 as compared to $9,070 in the three months ended February 28, 2001. The decrease is primarily due to the reduction of the remaining net proceeds from the Company's private placement in fiscal 2000, which was utilized for software development and working capital requirements. Interest expense decreased by $5,703 to $9,907 in the three months ended February 28, 2002 as compared with $15,610 in the three months ended February 28, 2001, primarily due to decreases in the prime interest rate used to calculate expense in connection with the outstanding borrowings under the Company's line of credit during the 2002 period.

         Provision (Benefit) for Income Taxes. Since the Company is operating at a loss, no provision or benefit is reflected in the 2002 or 2001 period. No deferred tax expense has been recorded in the 2002 or the 2001 period as the Company continues to record a valuation allowance to reserve for its net deferred tax assets.

Comparison of Nine Months Ended February 28, 2002 and February 28, 2001

         Revenues. Total revenues decreased by approximately 23% to $2,208,927 in the nine months ended February 28, 2002 as compared to $2,863,566 in the nine months ended February 28, 2001. Software license fees decreased by approximately 22% during the 2002 period as compared to the 2001 period, primarily due to fewer international RIMS licenses sales during the 2002 period, offset, in part by the sale of domestic licenses to one customer with a higher number of users and the sale of RIMS-related products to existing customers during the 2002 period. Service revenues decreased by approximately 54% for the 2002 period as compared to the 2001 period, primarily due to lower revenues from services related to installations in the 2002 period, in addition to lower revenues related to the sales of computer systems network and office hardware in the earlier part of fiscal 2001. Hardware revenues decreased by approximately 35% during the 2002 period as compared to the 2001 period, due to the significant sale of RIMS-related hardware to one customer in the 2001 period. Maintenance revenues increased by 9% during the 2002 period as compared to the 2001 period, due to a larger number of maintenance contracts in operation in the 2002 period.

         Cost of Revenues. Total cost of revenues decreased by approximately 26% to $1,441,641 in the nine months ended February 28, 2002 as compared to $1,938,303 in the nine months ended February 28, 2001. As a percentage of revenues, total cost of revenues decreased to 65% in the 2002 period as compared to 68% in the 2001 period. As a percentage of license fee revenues, cost of license fees in the 2002 period decreased primarily due to higher license revenues with no associated third party or distributor fees in the 2002 period as compared to the 2001 period. As a percentage of services revenues, the cost of services was higher in the 2002 period as compared to the 2001 period primarily due to lower billable implementation support services. As a percentage of hardware revenues, the cost of hardware was higher in the 2002 period due to higher hardware costs from suppliers. As a percentage of maintenance revenues, the cost of maintenance was lower in the 2002 period as compared to the 2001 period due to lower maintenance costs relating to RIMS Version 4.3, which was released in the fiscal 2001 period. As customers gain experience using the latest version of RIMS the costs of maintenance are expected to decrease.

         Amortization of Software Development Costs. Amortization of software development costs decreased by approximately 5% to $1,209,618 in the nine months ended February 28, 2002 as compared to $1,270,784 in the nine months ended February 28, 2002. The decrease was due to the final amortization of capitalized software development costs for early versions of RIMS in the 2002 period. As a percentage of revenue, the amortization of software development costs was approximately 55% in the 2002 period and 44% in the 2001 period.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by approximately 58% to $711,496 in the nine months ended February 28, 2002 as compared to $1,688,508 in the nine months ended February 28, 2001. As discussed above, in July 2001, the Company took actions designed to reduce selling, general and administrative expenses.

         Interest Income and Other, net. Interest income decreased by $24,076 to $3,433 in the nine months ended February 28, 2002 as compared to $27,509 in the nine months ended February 28, 2001. The decrease is primarily due to the reduction of the remaining net proceeds from the Company's private placement in fiscal 2000, which was utilized for software development and working capital requirements. Interest expense increased by $8,451 to $34,611 in the nine months ended February 28, 2002 as compared with $26,160 in the nine months ended February 28, 2001, primarily due to expense incurred in connection with the outstanding borrowings under the Company's line of credit during the 2001 period.

         Provision (Benefit) for Income Taxes. Since the Company is operating at a loss, no provision or benefit is reflected in the 2002 or 2001 period. No deferred tax expense has been recorded in the 2002 or the 2001 period as the Company continues to record a valuation allowance to reserve for its net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided in operating activities was $397,797 in the nine months ended February 28, 2002 as compared to net cash used by operating activities of $12,778 in the nine months ended February 28, 2001. Cash flows from operations increased in the 2002 period primarily due a smaller loss from operations before amortization expenses and increased collections of accounts receivable.

         The Company capitalized $239,132 and $338,914 in the nine months ended February 28, 2002 and 2001, respectively, for software development costs. The Company did not have any material commitments for software development costs as of February 28, 2002. The Company expended $3,380 and $7,691 for property and equipment in the nine months ended February 28, 2002 and 2001, respectively.

         As of February 28, 2002, the Company had $147,947 in cash and cash equivalents, $101,216 in short term investments, and negative working capital of $1,027,905.

         As of September 19, 2001, the Company secured a line of credit from Baseboard Investments LLC, a limited liability company the members of which consist of three principal shareholders and directors of the Company. This line of credit provides for borrowings of up to $1,250,000 and expires September 19, 2002. Borrowings under this line of credit were used to satisfy the amounts outstanding under the lines of credit that matured on September 19, 2001. Borrowings bear interest at the prime rate plus two percent (6.75% at April 12, 2002). As of February 28, 2002, $550,000 had been drawn down from this line of credit.

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

For the three months ended February 28, 2002, the Company operated on a cash flow neutral basis and recorded a net gain of $66,502, or $0.01 per share, excluding the amortization of software development costs. The Company believes its existing cash and cash equivalents, anticipated revenues from existing maintenance contracts, and anticipated revenues from existing contracts for implementation of RIMS at new sites, including license fees, hardware and services, will be sufficient to fund the Company's operations at the current levels through fiscal 2003.

PART II. OTHER INFORMATION:

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      None.

      (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the third quarter of fiscal 2002.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Massapequa, New York, on April 11, 2002.

                               ROBOCOM SYSTEMS INTERNATIONAL INC.


                               By:/s/ Irwin Balaban
                                  --------------------------------------
                                  Irwin Balaban
                                  Chief Executive Officer
                                  (Principal Financial and Accounting Officer)