Form 10KSB
period 2002-05-31
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2002-08-29
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended May 31, 2002

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to ____________.

                         Commission File Number 0-22735

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
                 (Name of small business issuer in its charter)

                   New York                                   11-2617048
(State or other jurisdiction of incorporation             (I.R.S. Employer
              or organization)                           Identification No.)

    511 Ocean Avenue, Massapequa, New York                     11758
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure is contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year. $3,106,510

As of August 15, 2002, the issuer had outstanding 4,495,984 shares of its common stock.

As of August 15, 2002, the aggregate market value of the issuer's common stock held by non-affiliates was $1,213,916 (based upon the closing price of the issuer's common stock on The Over-the-Counter Bulletin Board on such date).

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

      The Company believes the increasing need of manufacturers and distributors to satisfy customer demand for more effective and efficient order fulfillment will continue the trend of manufacturers and distributors to seek the benefits of a state-of-the-art warehouse management system. Additionally, electronic commerce provides the means for customers, vendors and suppliers to collaborate and share data to make the supply chain more efficient. The Company believes its products are well positioned for the growth anticipated in the electronic commerce market.

Strategy

      The Company's objective is to continue to be a leading provider of warehouse management software solutions and services, be an integral part of the E-business/electronic commerce thrust and supply chain market and expand its presence worldwide. To achieve these objectives, the Company has adopted the following strategies:

      o Strategic Alliances. The Company intends to supplement its marketing efforts by aligning itself with complementary solutions providers and technology partners, such as E-business providers and transportation providers, as well as supply chain management and enterprise resource management solutions. Strategic alliances also will assist the Company in keeping pace with technological developments within the marketplace. Through such alliances, the Company expects to gain greater exposure and acceptance of its products and services. See "-- Sales and Marketing."

      o New Product Development. The Company intends to continue to produce a quality warehouse management system product that meets client expectations in terms of functionality, flexibility, procurement cost, implementation cost and ongoing maintenance cost. The Company believes RIMS meets these expectations and will continue to do so as the product evolves. The Company is committed to continuous product improvement through a software development program that is driven by customer input. The Company intends to continue to utilize its industry, customer and supplier relationships to keep abreast of emerging standards, protocols and application programming interfaces as such trends are introduced and gain market acceptance. The Company believes Internet-based applications will drive the next significant technology change in the warehouse management system industry. The Company believes that an event driven, open, world wide web-based, multi-tiered application architecture will supplant the traditional rule-based, proprietary client/server technology currently employed by its competitors. See "-- Products,""-- Third Party Hardware Products," and "-- Product Development." In addition, the Company believes the incorporation of certain management decision support tools will make the product more unique.

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

      o International Expansion. The Company intends to continue to establish itself in the international business market. In this regard, the Company has established formal relationships with distributors in Argentina, Belgium, Luxembourg, the Netherlands and the United Kingdom that are established systems integrators with large client bases in their respective regions. The Company has established an international sales and support office in the Netherlands. The Company intends to establish additional international relationships. See "-- Sales and Marketing."

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

      The Company also markets pre-configured versions of RIMS that are specifically targeted to various vertical markets, such as food distribution, medical and automotive. These pre-configured versions use the basic RIMS system as the core with additional industry-specific features and functions.

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

      Client orders for the Company's RIMS products over the last three fiscal years have ranged from approximately $50,000 to over $1 million. Due to the size of most orders and the need for differing amounts of modification for each installation, the Company historically has obtained orders from a relatively small number of new clients each fiscal quarter. As a result, individual clients have often accounted for more than 10% of total revenues in a particular fiscal period. For each of the fiscal years ended May 31, 2000, 2001 and 2002, the Company had one client that accounted for approximately 27%, 14% and 19% of total revenues, respectively. Because of the nature of the Company's business operations, the Company anticipates that the number of clients that account for more than 10% of total revenues for a fiscal period will vary from period to period depending on the status and timing of significant orders by a particular client or clients in any given fiscal period.

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

      The Company obtains sales leads through partners, advertising, seminars, trade shows and relationships with industry consultants and other key players. A typical sales cycle begins with the generation of a sales lead or the receipt of a Request for Proposal ("RFP") from a prospective client or his representative. After qualification of the sales lead and analysis of the prospective client's requirements, a formal proposal in response to the RFP is prepared. The proposal generally describes how RIMS is expected to meet the RFP requirements and associated costs. Product demonstrations are often conducted at the prospective client's facilities using realistic data and scenarios. Site visits to other RIMS installations are also encouraged by the Company's sales staff. While the sales cycle varies substantially from opportunity to opportunity, it typically ranges from six months for a standard system and from six to twelve months for a system requiring substantial modification.

      The Company has developed a standardized, comprehensive and detailed implementation plan to guide new clients smoothly from contract signing to system startup. The Company's project managers utilize this methodology to ensure that projects are completed effectively and within budget. Depending on the experience level of the client and the ease of host integration, a first time client will be placed on a plan that ranges from sixteen to twenty-four weeks after the contract signing. Subsequent sites can typically be implemented four to eight weeks apart.

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

      The Company markets RIMS through resellers located in the Argentina, Belgium, Luxembourg, the Netherlands and the United Kingdom. The Company's resellers are established systems integrators with large client bases in their respective regions. The Company's agreements with such resellers are not exclusive. The Company intends to establish additional non-exclusive international resellers in Europe.

      For the fiscal years ended May 31, 2000, 2001, and 2002, approximately 5.9%, 16.8% and 11.0%, respectively, of the Company's revenues were generated outside the United States. The Company expects that international sales will increase as the Company adds additional international resellers. There are a number of risks inherent in the Company's current and proposed international business activities. There can be no assurance that such factors will not have an adverse effect on the ability of the Company to increase revenues from future international sales and, consequently, on the Company's results of operations.

Product Development

      The Company seeks to offer an extensive, integrated product line that provides complete warehouse management functionality to warehouses worldwide. To effect this strategy, the Company intends to continue to introduce new modules, upgraded functionality and enhancements to existing products.

      The Company, through its development and support personnel, works closely with its clients and prospective clients to determine their requirements and to design enhancements and new products to meet client needs. Using input from the user community, the Company's steering committee will select suitable enhancements for inclusion in future releases of RIMS. Product improvements are often initiated by client-funded modifications that can be incorporated into the standard package. Clients benefit by funding enhancements that improve the baseline product through lower maintenance costs and future ability to upgrade. All Company product development is performed by its employees. The Company's capitalized software development costs were $1,261,600, $494,668 and $331,290 in fiscal 2000, 2001 and 2002, respectively.

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

      The Company intends to continue development of enhancements and to explore new opportunities as they relate to the acceleration of electronic commerce over the Internet. New products that extend the capabilities of a traditional warehouse management system to enhance a user's position in the supply chain, such as transportation management, sharing data with trading partners, and decision support tools, are typical applications of this technology. In addition, the Company intends to continue to develop certified interfaces with complementary third-party products, including leading ERP products. The Company is also in the initial research and development stages of developing a new product aimed at a different market base than that of it's traditional RIMS product. This new product will combine the Company's extensive warehouse systems experience, leading state of the art technology, and system flexibility and configure ability.

      There can be no assurance that the development of these product enhancements and new products will be completed successfully or that they will include the features required to achieve market acceptance. The introduction of each new release of RIMS has resulted in enhancements of earlier releases as the new releases offer improved features and functionality over prior versions. At the present time, the Company offers maintenance services for earlier releases of RIMS, the obsolescence of earlier releases has not had and is not expected to have a material impact on the Company's results of operations or financial condition. Delays or difficulties associated with introductions of new features, modules and products could have a material adverse effect on the Company's business, results of operations or financial condition.

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

      The Company believes that, unlike most of its competitors, it can compete effectively in both the high end and middle segments of the market due to the scaleability, flexibility, configurability, functionality and price of RIMS. The Company has a large number of competitors in these markets and believes that its primary competitors in these markets are Red Prairie, Manhattan Associates, EXE Technologies, Inc. and Catalyst International, Inc., each of which provides complete warehouse management and distribution software. In addition, certain well-known computer manufacturers and software developers, such as SAP AG, J.D. Edwards & Co., Great Plains Software Inc. and PeopleSoft, Inc., offer integrated manufacturing or accounting software packages that include a warehouse management component. Many of the Company's competitors have greater name recognition, more extensive engineering, management and marketing capabilities and significantly greater financial, technological and personnel resources than the Company.

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

Employees

      As of August 15, 2002, the Company had 27 employees, of which six were employees primarily in management and administration, nine in product development, ten in client support, and two in sales and marketing. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company considers its relations with its employees to be satisfactory.

Item 2. Description of Property.

      The Company's headquarters are located in Massapequa, New York in approximately 10,000 square feet of office space that is leased from Robocom Properties, Inc., a corporation of which the principal shareholders are currently officers or directors of the Company. See "Item 12. Certain Relationships and Related Transactions". The annual rental on the corporate headquarters is $177,991 (excluding operating expenses, insurance, property taxes and assessments), subject to increases based upon fluctuations in the prime rate, as published in the Wall Street Journal. The lease expires on December 31, 2010.

      The Company also leases approximately 1,300 square feet in Hoofddorp in the Netherlands. The lease expires on April 30, 2003, and may be extended by the Company for an additional five-year period. The lease has an annual rental rate of approximately $13,000 (excluding operating expenses and insurance).

      The Company believes that its existing facilities are sufficient for its current operations.

Item 3. Legal Proceedings.

      The Company is not a party to any material legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

                                     Part II

Item 5. Market for Common Equity and Related Shareholder Matters.

      The Company's Common Stock has been listed on The Over-the-Counter Bulletin Board since April 5, 2001 under the symbol RIMS. From January 25, 1999 to April 4, 2001, the Company's Common Stock had been listed on The Nasdaq SmallCap Market under the same symbol. From June 26, 1997, the date of the initial public offering of the Common Stock, to January 24 1999, the Common Stock had been listed on The Nasdaq Stock Market. The following table represents the high and low price information for the Company's Common Stock for each quarterly period in fiscal 2001 and 2002.

                                          Fiscal 2001            Fiscal 2002
                                       High        Low         High       Low
                                       ----        ---         ----       ---
      Quarter ended August 31         $3.750     $1.438       $0.35      $0.12
      Quarter ended November 30        2.188      0.688        0.11       0.03
      Quarter ended February 28        0.938      0.219        0.30       0.03
      Quarter ended May 31             1.000      0.270        0.65       0.13

      Quotations listed above since April 5, 2001, the date on which the Company's Common Stock was first listed on the Over-the-Counter Bulletin Board, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

      As of August 15, 2002, there were 4,495,984 shares of the Company's Common Stock outstanding held by approximately 30 shareholders of record.

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

Overview

      The Company's principal activities include marketing and support of comprehensive warehouse management software systems. The Company licenses its RIMS warehouse management systems; it provides related services (including customization and modification, project management, training and implementation) and maintenance support; and it sells related third-party hardware products. Prior to fiscal 1997, the Company's revenues were principally derived from highly-customized RIMS warehouse systems and adaptations that required substantial modifications to meet the functionality required by clients. Over the past five fiscal years, the Company's has replaced virtually all of the customized revenues with revenues from the sale of the Company's standard RIMS warehouse management software system. As a result, the Company's future operating results are significantly dependent upon continued market acceptance of RIMS and enhancements thereto. In addition, since a substantial portion of the Company's revenues in any fiscal period are derived from relatively few sales of RIMS, both the number of new sales of RIMS and the timing of orders for, and installations of, new systems in any fiscal period, has caused and is expected to continue to cause, significant fluctuations in revenue from period to period.

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

      Prior to fiscal 2000, the Company's total revenues in any period had become less dependent upon a relatively small number of large sales. However, during fiscal 2000, the Company experienced two anomalies. First, in the fall of 1999, the Company executed a $4 million contract with one customer. In addition, during fiscal 2000, the Company experienced fewer sales of RIMS due to the year 2000 slowdown. This combination resulted in fewer new customer installations in fiscal 2000, while the large contract with one customer contributed significantly to revenues. Revenues from the Company's five largest clients in each of fiscal 2000, 2001 and 2002 accounted for approximately 45%, 38% and 44% of total revenues, respectively. The general economic slowdown of 2001 and 2002 has further affected the Company's sales.

      Costs of revenues represents the cost of software modification, system implementation and other services, hardware and maintenance support. Costs of services and costs of maintenance consist primarily of labor costs for client support, including personnel costs, and costs relating to subcontracted services and overhead. Typically, costs of maintenance associated with the Company's standard maintenance contract decrease over the life of the maintenance contract. The number of programmers and service and support personnel employed by the Company was 29 at May 31, 2000, 21 at May 31, 2001, and 18 at May 31, 2002. Programmers also function as engineers in the development of software, as described below. Cost of hardware consists primarily of the cost of hardware sold by the Company on behalf of other manufacturers.

      Amortization of software development costs consists of the amortization of costs of engineering personnel and related development expenses, such as the development of software tools and documentation, capitalized starting at the point technological feasibility is demonstrated. The Company believes that a significant level of investment in software development is essential to achieve and maintain a market leadership position. The Company capitalized $1,261,600, $494,668 and $331,290 in fiscal 2000, 2001 and 2002, respectively, for software development costs. Research and development costs for these periods were not significant. The Company employed 14, 13 and seven software development employees at May 31, 2000, 2001 and 2002, respectively, some of which also functioned as programmers for the installation or modification of the Company's software. Amortization of software development costs has decreased primarily due to the final amortization of capitalized software development costs for early versions of RIMS in the 2002 period. RIMS has been technologically feasible since 1992 and saleable since the beginning of fiscal 1995. The Company's past, current and planned product development efforts are directed at enhancing and improving RIMS. Version 4.0, based on Internet technology, enables authorized users to monitor and manage their warehouses and enables supply chain partners to access order and shipment status in real time, for the cost of an Internet connection. Version 4.0 provides Internet functionality with Microsoft Windows NT compatibility while maintaining compatibility with UNIX. Version 4.2 provides additional Internet- and intranet-based capabilities. Features in RIMS Version
4.3 include multiwarehouse functionality, a yard management system for inbound and outbound trucks and a link to a transportation management system (TMS). The Company anticipates that the dollar amount of the costs capitalized will increase during fiscal 2003, as new product enhancements are developed. As a percentage of total revenue, the Company anticipates that amortization of software development expenses will decrease as older versions are fully amortized and revenues increase.

      Selling, general and administrative expenses consist primarily of salaries for sales, marketing, administrative, executive and financial personnel, commissions paid to sales personnel, and travel and promotional expenses. The sales and marketing, general and administrative staff consisted of 20, 10 and eight employees at May 31, 2000, 2001 and 2002, respectively. The Company anticipates that such expenses will decrease as a percentage of total revenues as revenues increase.

New Strategy and Restructure of Operations

      In July 2001, the Company implemented a new strategy to improve its financial position that significantly increased its emphasis on strengthening its relationships with existing customers in an effort to increase revenues from new modifications to RIMS and additional training and consulting services, while continuing to seek new customers. As existing customers upgrade to the latest version of RIMS, Version 4.3, the Company intends to more aggressively market additional implementation services, new state-of-the-art hardware, as well as its new RIMS.alert product. The Company also has begun to offer additional maintenance services for its existing customers' computer systems administration. Management anticipates that these additional services and product sales, as well as sales to new customers, will increase revenues.

      In addition, the Company intends to continue the advancement of its RIMS product by developing new features and accessory software directly related to RIMS. The Company is also in the initial research and development stages of developing a new product aimed at a different market base than that of its standard RIMS product. It is anticipated that this new product will combine the Company's extensive warehouse systems experience and leading state of the art technology, and include system flexibility.

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

      Since restructuring its operations in July 2001, the Company has been able to regain positive operating results, excluding the amortization of software development costs, while maintaining relationships with existing customers, and has obtained sales from new domestic customers. The Company believes that it will continue to improve its operating results during fiscal 2003.

Results of Operations:

      The following table sets forth, for the periods indicated, certain statement of operations data:

                                 (In thousands)

                                                         Year ended May 31,
                                                  -----------------------------
                                                    2000       2001       2002
                                                  -------    -------    -------
Revenue:
   Software license fees ......................   $   916    $   685    $   667
   Services ...................................     1,733      1,313        533
   Hardware ...................................     2,804        440        403
   Maintenance ................................     1,310      1,399      1,503
                                                  -------    -------    -------
   Total revenues .............................     6,763      3,837      3,106
                                                  -------    -------    -------

Cost of revenue:
  Cost of license fees ........................       161         80        107
  Cost of services ............................     1,255        871        452
  Cost of hardware ............................     2,128        285        356
  Cost of maintenance .........................     1,012      1,239      1,055
                                                  -------    -------    -------
  Total cost of revenues ......................     4,556      2,475      1,970
                                                  -------    -------    -------

Amortization of software
  development costs ...........................     1,477      2,072      1,524
                                                  -------    -------    -------
Gross margin ..................................       730       (710)      (388)
Selling, general and administrative expenses ..     3,673      2,332        904
                                                  -------    -------    -------
Loss from operations ..........................    (2,943)    (3,042)    (1,292)
Interest (income) expense, net ................       (46)        17         39
                                                  -------    -------    -------
Loss before income taxes ......................    (2,897)    (3,059)    (1,331)
Benefit of income taxes .......................        --        (44)        --
                                                  -------    -------    -------
Net loss ......................................   $(2,897)   $(3,015)   $(1,331)
                                                  =======    =======    =======

Note: For the year ended May 31, 2002, the Company recorded a net profit of $193,000 excluding the amortization of software development costs.

Comparison of Fiscal Years Ended May 31, 2001 and May 31, 2002

      Revenue. Total revenue decreased from $3,836,741 in the year ended May 31, 2001 to $3,106,510 for the year ended May 31, 2002. Software license fees decreased by approximately 3% in fiscal 2002 as compared to fiscal 2001, primarily due to fewer international RIMS license sales, offset, in part, by the sale of domestic licenses to one customer with a large number of users in the 2002 period. Services revenues decreased by approximately 59% in fiscal 2002 as compared to fiscal 2001, primarily due to lower revenues from services related to installations in the 2002 period. Hardware revenues decreased by approximately 8% in fiscal 2002 as compared to fiscal 2001, primarily due to one significant sale of hardware to one customer during the 2001 period, offset, in part, by equipment purchases from existing customers in the 2002 period. Maintenance revenues increased by approximately 7% in fiscal 2002 as compared to fiscal 2001, due to a larger number of maintenance contracts in operation in the 2002 period.

      Cost of Revenues. Total cost of revenues decreased by approximately 20% from $2,475,036 in fiscal 2001 to $1,970,238 in fiscal 2002. As a percentage of revenue, total cost of revenues decreased from approximately 65% in fiscal 2001 as compared to approximately 63% in fiscal 2002. As a percentage of license fee revenues, cost of license fees increased to approximately 16% in fiscal 2002 as compared to approximately 12% in fiscal 2001. This increase is primarily due to increased license fee revenues with associated third party fees in the 2002 period as compared to the 2001 period. As a percentage of services revenues, the cost of services increased to approximately 85% in fiscal 2002 as compared to approximately 66% in the 2001 period. This increase is primarily due to lower billable implementation support services in the 2002 period. As a percentage of hardware revenues, the cost of hardware was higher in fiscal 2002 due to higher hardware costs from suppliers. As a percentage of maintenance revenues, the cost of maintenance was lower in the 2002 period as compared to the 2001 period due to lower maintenance costs relating to RIMS Version 4.3, which was released in the 2001 period. As customers gain experience using the latest version of RIMS, the costs of maintenance are expected to decrease.

      Amortization of Software Development Costs. Amortization of software development costs decreased by approximately 26% from $2,071,718 in fiscal 2001 to $1,524,021 in fiscal 2002. The decrease was due to the final amortization of capitalized software development costs for early versions of RIMS in the 2002 period. As a percentage of revenue, the amortization of software development costs was approximately 54% in fiscal 2001 and approximately 49% in fiscal 2002.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by approximately 61% from $2,331,836 in fiscal 2001 to $904,294 in fiscal 2002. As a percentage of revenue, selling, general and administrative expenses decreased from approximately 61% in fiscal 2001 to approximately 29% for the 2002 period. In July 2001, the Company took actions designed to reduce selling, general and administrative expense. The majority of these cost reductions were attributable to a workforce restructuring that eliminated 11 positions, which represented approximately 30% of the workforce at that time. In addition, overhead expenditures were reviewed and reduced, resulting in additional cost savings.

      Interest (Income) Expense, Net. Interest income decreased by $29,961 to $4,227 in fiscal 2002 as compared to $34,188 in fiscal 2001. The decrease is primarily due to the reduction of the remaining net proceeds from the Company's private placement in fiscal 2000, which was utilized for software development and working capital requirements. Interest expense decreased by $7,508 to $43,488 from $50,996, primarily due to the reduction in the prime rate during the 2002 period.

      Provision (Benefit) of Income Taxes. In fiscal 2002, no net deferred tax expense was recorded as the Company continued to record a valuation allowance to reserve for the net deferred tax asset. The valuation allowance at May 31, 2001 and 2002 was provided because of uncertainty, based on the Company's historical results, with respect to realization of deferred tax assets. The benefit of income taxes of $44,139 in the 2001 period consisted of a reduction of the prior years liability related to software costs.

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

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by approximately 37% from $3,673,533 in fiscal 2000 to $2,331,836 in fiscal 2001. As a percentage of revenue, selling, general and administrative expenses increased from approximately 54% in fiscal 2000 to approximately 61% for the 2001 period. The increase in selling, general and administrative expenses as a percentage of revenues is due to lower revenues in the 2001 period as selling, general and administrative expenses did not result in attendant increases in revenues. Lower selling, general and administrative expenses resulted from reductions in the operating costs of the Company's international offices, professional fees, sales and marketing expenses and the costs associated with the office that provided the installation of computer systems networks and office software.

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

Liquidity and Capital Resources

      During fiscal 2002, the Company funded its operations through cash flows from operations. The Company did not require any additional draw down of its existing line of credit during fiscal 2002.

      Net cash provided by operating activities was $461,337 in fiscal 2002. Net cash used in operating activities was $571,276 in fiscal 2001, and net cash used in operating activities was $613,737 in fiscal 2000. Cash flows from operations increased in the 2002 period primarily due to a profit from operations before amortization expenses.

      The Company capitalized $1,261,600, $494,668 and $331,290 in fiscal 2000, 2001 and 2002, respectively, for software development costs. Any costs associated with the development of new products or enhancements to the existing RIMS product will be financed through working capital.

      As of May 31, 2002, the Company had $219,370 in cash and cash equivalents and a working capital deficiency of $103,550.

      As of September 19, 2001, the Company secured a line of credit from Baseboard Investments LLC, a limited liability company, the members of which consist of three principal shareholders and directors of the Company. This line of credit provides for borrowings of up to $1,250,000, and expires on September 19, 2004. Borrowings under this line of credit were used to satisfy the amounts outstanding under the lines of credit that matured on September 19, 2001. Borrowings bear interest at the prime rate plus two percent (6.75% at August 15, 2002). As of August 16, 2002, $540,146 had been drawn down from this line of credit.

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

      The Company's capital requirements depend on many factors, including the level and timing of revenues, new product development and the proposed expansion of the Company's sales and marketing efforts. However, the Company is limited to its current cash, cash equivalents and available unused lines of credit for funding such internal growth and development. No significant capital expenditures are anticipated in the next 12 months.

      For the year ended May 31, 2002, the Company operated on a positive cash flow basis and recorded net income of $192,717, or $.04 per share, excluding the amortization of software development costs. The Company believes its existing cash and cash equivalents, anticipated revenues from existing maintenance contracts, and anticipated revenues from existing contracts for implementation of RIMS at new sites, including license fees, hardware and services, is sufficient to fund the Company's operations at the current levels beyond fiscal 2003.

Inflation and Seasonality

      The Company does not believe its operations have been materially affected by inflation or seasonality.

Item 7. Financial Statements

                          INDEX TO FINANCIAL STATEMENTS

                                                                                   Form 10-KSB
                                                                                   Page Numbers
Reports of Independent Auditors ..................................................       20

Balance Sheets as of May 31, 2001 and 2002 .......................................       22

Statements of Operations for the years ended May 31, 2000, 2001 and 2002 .........       23

Statements of Shareholders' Equity for the years ended May 31, 2000, 2001 and 2002       24

Statements of Cash Flows for the years ended May 31, 2000, 2001 and 2002 .........       25

Notes to Financial Statements ....................................................       26

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
 Robocom Systems International Inc.

We have audited the accompanying balance sheets of Robocom Systems International Inc. as of May 31, 2002 and 2001, and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended May 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robocom Systems International Inc. at May 31, 2002 and 2001, and the results of its operations, and its cash flows for each of the two years in the period ended May 31, 2002 in conformity with accounting principles generally accepted in the United States.


                                                /s/ Eisner & Lubin LLP

New York, New York
July 18, 2002, except for the second paragraph of Note 1 and the last paragraph of Note 6, as to which the date is August 16, 2002.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
 Robocom Systems International Inc.

We have audited the accompanying statements of operations, shareholders' equity and cash flows of Robocom Systems International Inc. for the year ended May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, and cash flows of Robocom Systems International Inc. for the year ended May 31, 2000 in conformity with accounting principles generally accepted in the United States.


                                             /s/ Ernst & Young LLP

Melville, New York
August 7, 2000

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                                            2001               2002
                                                                        ------------       ------------
Assets
Current assets:
     Cash and cash equivalents ...................................      $     93,878       $    219,370
     Accounts receivable, less allowance for doubtful accounts of
        $9,180 in 2002 ...........................................           559,281            448,056
     Unbilled revenue ............................................           140,791            163,408
     Deferred taxes ..............................................            40,740             29,128
     Other current assets ........................................            68,662            125,097
                                                                        ------------       ------------

Total current assets .............................................           903,352            985,059

Property and equipment, less depreciation of $367,105 in
    2001 and $311,453 in 2002 ....................................           134,509             64,689
Capitalized software, net ........................................         2,840,050          1,647,319
Other assets .....................................................             7,422                 --
                                                                        ------------       ------------
Total assets .....................................................      $  3,885,333       $  2,697,067
                                                                        ============       ============

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable ............................................      $    298,590       $     94,293
     Accrued expenses ............................................           375,978            252,454
     Deferred revenue ............................................           553,693            741,862
                                                                        ------------       ------------
Total current liabilities ........................................         1,228,261          1,088,609
                                                                        ------------       ------------

Loans payable to shareholders ....................................           550,000             90,888
Loans payable to Baseboard Investments, LLC ......................                --            566,542
Loan payable to Robocom Properties Inc. ..........................                --            161,872
Other liabilities ................................................                --             25,000
Deferred tax liabilities .........................................            40,740             29,128
                                                                        ------------       ------------
Total liabilities ................................................         1,819,001          1,962,039
                                                                        ------------       ------------

Shareholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares authorized;
        None issued ..............................................                --                 --
     Common stock, $.01 par value; 10,000,000 shares authorized;
       4,495,984 issued and outstanding at May 31, 2001 and
       2002 ......................................................            44,960             44,960
     Additional paid-in capital ..................................        11,832,246         11,832,246
     Accumulated deficit .........................................        (9,810,874)       (11,142,178)
                                                                        ------------       ------------
Total shareholders' equity .......................................         2,066,332            735,028
                                                                        ------------       ------------
Total liabilities and shareholders' equity .......................      $  3,885,333       $  2,697,067
                                                                        ============       ============

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS

                                                          Year ended May 31,
                                               -----------------------------------------
                                                   2000           2001           2002
                                               -----------    -----------    -----------
Revenues:
   Software license fees ...................   $   915,774    $   684,624    $   666,664
   Services ................................     1,732,558      1,313,395        533,037
   Hardware ................................     2,804,092        439,921        403,187
   Maintenance .............................     1,310,467      1,398,801      1,503,622
                                               -----------    -----------    -----------
   Total revenues ..........................     6,762,891      3,836,741      3,106,510
                                               -----------    -----------    -----------

Cost of revenues:
   Cost of license fees ....................       161,253         79,906        107,404
   Cost of services ........................     1,254,964        870,925        451,805
   Cost of hardware ........................     2,128,212        285,006        356,005
   Cost of maintenance .....................     1,011,749      1,239,199      1,055,024
                                               -----------    -----------    -----------
   Total cost of revenues ..................     4,556,178      2,475,036      1,970,238
Amortization of software development costs .     1,476,708      2,071,718      1,524,021
                                               -----------    -----------    -----------
                                                 6,032,886      4,546,754      3,494,259
                                               -----------    -----------    -----------
Gross margin ...............................       730,005       (710,013)      (387,749)

Selling, general and administrative expenses     3,673,533      2,331,836        904,294
                                               -----------    -----------    -----------
Loss from operations .......................     2,943,528)    (3,041,849)    (1,292,043)
Interest income (expense) and other ........        46,432        (16,809)       (39,261)
                                               -----------    -----------    -----------
Loss before benefit of income taxes ........    (2,897,096)    (3,058,658)    (1,331,304)
Benefit of income taxes ....................            --        (44,139)            --
                                               -----------    -----------    -----------
Net loss ...................................   $(2,897,096)   $(3,014,519)   $(1,331,304)
                                               ===========    ===========    ===========

Net loss per basic and diluted share .......   $      (.73)   $      (.67)   $      (.30)
                                               ===========    ===========    ===========

Weighted average shares outstanding ........     3,965,776      4,495,984      4,495,984
                                               ===========    ===========    ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                       Common Stock
                                  ---------------------
                                                            Additional                                              Total
                                               Par Value      Paid-In        Accumulated        Deferred        Shareholders'
                                    Shares        $.01        Capital          Deficit        Compensation         Equity
                                  ------------------------------------------------------------------------------------------
Balance, June 1, 1999 .........   3,467,984     $34,680     $10,571,882     $ (3,899,259)     $   (84,587)       $ 6,622,716
Private placements, net .......   1,028,000      10,280       1,260,364               --               --          1,270,644
Net loss ......................          --          --              --       (2,897,096)              --         (2,897,096)
Amortization of deferred
   compensation ...............          --          --              --               --           75,900             75,900
                                  ------------------------------------------------------------------------------------------
Balance, May 31, 2000 .........   4,495,984      44,960      11,832,246       (6,796,355)          (8,687)         5,072,164
Net loss ......................          --          --              --       (3,014,519)                         (3,014,519)
Amortization of deferred
   compensation ...............          --          --              --               --            8,687              8,687
                                  ------------------------------------------------------------------------------------------
Balance, May 31, 2001 .........   4,495,984      44,960      11,832,246       (9,810,874)              --          2,066,332
Net loss ......................          --          --              --       (1,331,304)                         (1,331,304)
                                  ------------------------------------------------------------------------------------------
Balance, May 31, 2002 .........   4,495,984     $44,960     $11,832,246     $(11,142,178)              --        $   735,028
                                  ==========================================================================================


See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS

                                                                                               Year ended May 31,
                                                                              -----------------------------------------------------
                                                                                  2000                 2001                 2002
                                                                              -----------          -----------          -----------
Operating activities
Net loss ............................................................         $(2,897,096)         $(3,014,519)         $(1,331,304)
Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
       Depreciation and amortization of property and
       equipment ....................................................             118,659              105,640               74,375
       Benefit of deferred taxes ....................................                  --              (44,139)                  --
       Amortization of software development costs ...................           1,476,708            2,071,718            1,524,021
       Amortization of deferred compensation ........................              75,900                8,687                   --
       Provision for bad debts ......................................                  --               (8,823)               9,180
       Gain on sales of fixed assets ................................                  --              (13,167)                  --
       Changes in operating assets and liabilities:
         Accounts receivable ........................................             296,895              802,278              102,045
         Unbilled revenue ...........................................             100,710               31,232              (22,617)
         Other current assets .......................................              65,397              108,521              (56,435)
         Accounts payable ...........................................             161,406             (157,395)              90,005
         Accrued expenses ...........................................             (61,593)            (509,410)            (123,524)
         Deferred revenue ...........................................              44,461               44,348              188,169
         Other assets ...............................................               4,816                3,753                7,422
                                                                              -----------          -----------          -----------
Net cash provided by (used in) operating activities .................            (613,737)            (571,276)             461,337
                                                                              -----------          -----------          -----------

Investing activities
Software development costs ..........................................          (1,261,600)            (494,668)            (331,290)
Purchase of short-term investments ..................................          (5,479,486)                  --                   --
Redemption of short-term investments ................................           6,159,789              463,833                   --
Proceeds from sales of fixed assets .................................                  --               22,558                   --
Capital expenditures ................................................             (45,261)              (8,066)              (4,555)
                                                                              -----------          -----------          -----------
Net cash used in investing activities ...............................            (626,558)             (16,343)            (335,845)
                                                                              -----------          -----------          -----------

Financing activities
Net proceeds from sale of common stock ..............................           1,270,644                   --                   --
Loan payable to shareholders ........................................                  --              550,000                   --
Deferred costs related to private placement in
process .............................................................             (70,824)            (159,012)                  --

Write off of deferred costs related to private placement ............                  --              229,836                   --
                                                                              -----------          -----------          -----------
Net cash provided by financing activities ...........................           1,199,820              620,824                   --
                                                                              -----------          -----------          -----------

Increase (decrease) in cash and cash equivalents ....................             (40,475)              33,205              125,492
Cash and cash equivalents at beginning of year ......................             101,148               60,673               93,878
                                                                              -----------          -----------          -----------
Cash and cash equivalents at end of year ............................         $    60,673          $    93,878          $   219,370
                                                                              ===========          ===========          ===========

Supplemental disclosures of cash flow information:
  Cash paid for interest ............................................         $     1,712          $    28,469          $     2,303
                                                                              ===========          ===========          ===========

See accompanying notes.

                       Robocom Systems International Inc.
                        Notes to the Financial Statements

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

      The Company had a working capital deficiency of $103,550 at May 31, 2002 and net losses of $2,897,096, $3,014,519 and $1,331,304 for the years ended May 31, 2000, 2001 and 2002, respectively. The Company's ability to maintain a satisfactory level of working capital during 2003 depends on its ability to increase revenue and reduce costs. During fiscal 2001, the Company secured a line of credit of $1,050,000 from three principal shareholders and directors of the Company. The line of credit bore interest at the prime rate plus two percent and expired on September 19, 2001. As of May 31, 2001, $550,000 had been drawn down from this line of credit. Concurrent with the expiration of this line of credit, the Company secured a line of credit from Baseboard Investments, LLC, a limited liability corporation, the members of which consist of three principal shareholders and directors of the Company. This line of credit provides for borrowings of up to $1,250,000 and was to expire on September 19, 2002. As of August 16, 2002, this line of credit was extended until September 19, 2004, under the existing terms. Borrowings bear interest at the prime rate plus two percent (6.75% at August 15, 2002). As of May 31, 2002, $540,146 had been drawn down from this line of credit. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 6, "Classification of Short-term Obligations Expected to be Refinanced," this amount has been classified as long-term debt.

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

      Concentration of Credit Risk

      The Company's client base is comprised of large clients in diversified industries. Ongoing credit evaluations of its clients' financial condition are made and generally no collateral is required. For the years ended May 31, 2000, 2001 and 2002, the Company had one client that accounted for 27%, 14% and 19% of total revenues, respectively. Revenues from the Company's five largest clients in each of fiscal 2000, 2001 and 2002 accounted for approximately 45%, 38% and 44% of total revenues, respectively. Management does not believe significant credit risk existed at May 31, 2002.

                       Robocom Systems International Inc.
                  Notes to the Financial Statements (continued)

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

      Property and Equipment

      Property and equipment consists of computers and other office equipment. The Company depreciates the cost of computers and other office equipment using the straight-line method over the estimated useful lives (three to five years).

                       Robocom Systems International Inc.
                  Notes to the Financial Statements (continued)

      Basic and Diluted Net Loss Per Share

      Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented. Since the Company's common equivalent shares, which consist of stock options and warrants, are antidilutive, the basic and diluted net loss per share amounts are the same.

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

      Advertising Costs

      Advertising costs are expensed as incurred and for the years ended May 31, 2000, 2001 and 2002 amounted to approximately $208,000, $138,000 and $53,000, respectively.

      Segment Information

      The Company operates in one business segment, as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

      The Company's revenues by geographic markets are summarized below:

                                2000              2001              2002
                            ----------        ----------        ----------

      Domestic .....        $6,360,854        $3,192,716        $2,765,234
      Europe .......           254,464           522,797           243,124
      Pacific ......           125,413           106,670            85,084
      Other ........            22,160            14,558            13,068
                            ----------        ----------        ----------
                            $6,762,891        $3,836,741        $3,106,510
                            ==========        ==========        ==========

                       Robocom Systems International Inc.
                  Notes to the Financial Statements (continued)

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

      The following summarizes stock option activity during fiscal 2000, 2001 and 2002:

                                                              Weighted-
                                             Shares            Average
                                              under           Exercise
                                             Option             Price
                                             ------           --------
           Balance, June 1, 1999             428,425           $5.04
           Grants                            234,000           $2.17
           Cancelled                         (29,475)          $3.70
                                            --------
           Balance, May 31, 2000             632,950           $3.91
           Grants                            358,000           $0.95
           Cancelled                        (200,500)          $2.35
                                            --------
           Balance, May 31, 2001             790,450           $2.96
           Cancelled                        (506,750)          $2.22
                                            --------
           Balance, May 31, 2002             283,700           $4.29
                                            ========

      The options exercisable at May 31, 2000, 2001 and 2002 were 197,227, 391,699 and 246,700, respectively. The weighted average price of options exercisable at May 31, 2000, 2001 and 2002 was $5.86, $4.29 and $4.76,
respectively.

      The weighted-average fair value of options granted during the years ended May 31, 2000 and 2001 was $1.58 per share and $0.64 per share. No options were granted during fiscal 2002.

                       Robocom Systems International Inc.
                  Notes to the Financial Statements (continued)

      The following table summarizes information about these plans at May 31, 2002:

                          Options Outstanding

                                                             Options
                                      Weighted Average      Exercisable
    Exercise                             Remaining          -----------
      Prices          Shares          Contractual Life        Shares
      ------          ------          ----------------        ------
      $0.500          75,000              8.6 years            50,000
      $0.750          15,000              8.5 years            15,000
      $2.000           5,000              6.8 years             5,000
      $2.625          36,000              7.9 years            24,000
      $6.500          42,700              5.1 years            42,700
      $7.150         110,000              5.1 years           110,000
                     -------                                  -------
                     283,700                                  246,700
                     =======                                  =======

      In fiscal 2000, stock options to purchase 30,000 shares of common stock at an exercise price of $1.75 were granted to the Senior Vice President of the Company, under his employment agreement. In addition, 10,000 shares of common stock at an exercise price of $1.4375 were granted to the Chief Financial Officer of the Company during fiscal 2000. In August 2000, stock options to purchase 90,000 shares of common stock at an exercise price of $2.00 were granted to the President and Chief Executive Officer of the Company under his employment agreement. All of these options were cancelled in fiscal 2002.

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

                                        For the year ended May 31,
                                       ----------------------------
                                          2000              2001
                                          ----              ----
      Expected life..............      3-5 years          2-5 years
      Interest rate..............        6.0%            4.64-6.26%
      Volatility.................        1.20               1.30
      Dividend yield.............         0%                 0%

                       Robocom Systems International Inc.
                  Notes to the Financial Statements (continued)

      If the Company had recognized compensation cost for stock-based employee compensation in accordance with SFAS No. 123, the Company's net loss for the years ended May 31, 2000, 2001 and 2002 would have increased as follows:

                                                                           For the year ended May 31,
                                                              ----------------------------------------------------
                                                                 2000                2001                2002
                                                              -----------         -----------         -----------
     Pro forma net loss:
         As reported ......................................   $(2,897,096)        $(3,014,519)        $(1,331,304)
         Pro forma in accordance with SFAS No. 123 ........   $(2,909,530)        $(3,175,934)        $(1,400,825)
     Pro forma basic and diluted net loss per share:
         As reported ......................................   $      (.73)        $      (.67)        $      (.30)
         Pro forma in accordance with SFAS No. 123 ........   $      (.73)        $      (.71)        $      (.31)

      The compensation expense and pro forma net loss may not be indicative of amounts to be included in future periods.

      The total number of shares reserved for options and warrants at May 31, 2002 was 1,300,000.

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

3. Detail of Certain Balance Sheet Accounts

      Software Development Costs, net

      Software development costs, net, consist of the following:

                                                             May 31
                                                  -----------------------------
                                                      2001              2002
                                                  -----------       -----------

            Software development costs ......     $ 6,569,812       $ 6,923,582
            Less accumulated amortization ...      (3,729,762)       (5,276,263)
                                                  -----------       -----------
                                                  $ 2,840,050       $ 1,647,319
                                                  ===========       ===========

                       Robocom Systems International Inc.
                  Notes to the Financial Statements (continued)

      Accrued Expenses

      Accrued expenses consist of the following:

                                                           May 31,
                                                    ----------------------
                                                      2001          2002
                                                    --------      --------

            Accrued third party software costs      $ 32,925      $ 32,925
            Payroll and related taxes ........       101,849        63,640
            Accrued hardware costs ...........        23,792         1,152
            Professional fees and other ......       217,412       154,737
                                                    --------      --------
                                                    $375,978      $252,454
                                                    ========      ========

4. Employee Benefit Plan

      The Company has a 401(k) defined contribution plan. This plan covers virtually all full-time employees subject to certain service requirements. Under the terms of the 401(k) plan, the Company will match 50% of an employee's contribution up to 4% of the participating employee's compensation. Plan expenses for each of the years ended May 31, 2000, 2001 and 2002 amounted to $51,000, $45,000 and $23,000, respectively.

5. Income Taxes

      Deferred tax assets and liabilities are determined based on the difference between the financial accounting and the tax bases of assets and liabilities. Significant components of the Company's deferred tax assets and liabilities as of May 31, 2001 and 2002 were as follows:

                                                               May 31,
                                                     --------------------------
                                                         2001            2002
                                                     ----------      ----------
            Deferred tax assets:
               Accrued expenses ...............      $   40,740      $   25,456
               Allowance for doubtful accounts               --           3,672
               Net operating loss carryforwards       3,463,024       3,490,487
               Deferred compensation ..........         105,485              --
                                                     ----------      ----------
            Total deferred tax assets .........       3,609,249       3,519,615
            Valuation allowance ...............       2,473,229       2,860,687
                                                     ----------      ----------
            Net deferred tax assets ...........       1,136,020         658,928
            Deferred tax liabilities:
                Software development costs ....       1,136,020         658,928
                                                     ----------      ----------
            Net deferred tax liabilities ......      $       --      $       --
                                                     ==========      ==========

      The valuation allowance at May 31, 2000, 2001 and 2002 was provided because of uncertainty, based on the Company's historical results, with respect to realization of deferred tax assets. The valuation allowance increased during the years ended May 31, 2000, 2001, and 2002 by $1,116,072, $1,135,760, and
$387,458, respectively.

                       Robocom Systems International Inc.
                  Notes to the Financial Statements (continued)

      The components of the tax benefit for the three years ended May 31, 2000, 2001 and 2002 are as follows:

                                                                    For the year ended May 31,
                                                            -------------------------------------------
                                                              2000             2001             2002
                                                            ---------        ---------        ---------
            Deferred:
                Federal ..............................             --        $ (34,208)              --
                State ................................             --           (9,931)              --
                                                            ---------        ---------        ---------
            Total ....................................                                        $ (44,139)
                                                            =========        =========        =========

      The benefit of income taxes for the fiscal years ended May 31, 2000, 2001 and 2002 differs from the statutory U.S. federal income tax rate due to the following:

                                                                      For the year ended May 31,
                                                            -------------------------------------------
                                                              2000             2001             2002
                                                            ---------        ---------        ---------
            Federal statutory tax rate ...............          (34.0%)          (34.0%)          (34.0%)
            State income taxes, net of Federal benefit           (5.9)            (5.9)            (5.9)
            Valuation allowance ......................           38.9             37.1             29.1
            Other ....................................            1.0              1.4             10.8
                                                            ---------        ---------        ---------
                                                                  0.0%            (1.4%)            0.0%
                                                            =========        =========        =========

      At May 31, 2002, the Company had net operating loss carryforwards of approximately $8.7 million for income tax purposes, which may be able to reduce taxable income in future years. The utilization of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Net operating loss carryforwards will expire through May 31, 2022.

6. Related Party Transactions

      The Company leases its principal facilities from Robocom Properties, Inc. ("Properties"). The shareholders of Properties are also shareholders of the Company. In connection therewith, the Company incurred expenses of $168,000, $174,365 and $177,991 in fiscal 2000, 2001 and 2002, respectively, of which $90,365 and $161,872 was unpaid at May 31, 2001 and 2002, respectively. This amount was converted to long-term debt as of May 30, 2002, bearing interest at 3% per annum and maturing on May 30, 2004. In connection with the purchase by Properties in 1989 of the Company's corporate headquarters building, the Company guaranteed three mortgage loans in an aggregate original principal amount of $1,053,000 that mature in 2010 and bear interest at rates ranging from 8.25% to 8.877% per annum. At May 31, 2002, the outstanding aggregate principal amount of the mortgage loans was approximately $610,000.

      As of May 2000, a director and principal shareholder of the Company entered into a one-year consulting agreement with the Company to provide consulting services. No fees were accrued or paid under this agreement during fiscal 2000. At May 31, 2001, approximately $18,000 was unpaid relating to such services. This agreement was not renewed in fiscal 2001. At May 31, 2002, $9,661 remained unpaid under this agreement. This amount was converted to long-term debt as of May 30, 2002, bearing interest at 3% per annum and maturing on May 30, 2004.

      As of November 1999, a director of the Company entered into a one-year consulting agreement with the Company. During fiscal 2000 and 2001, consulting fees of approximately $26,000 and $12,000, respectively, were incurred under this agreement. This agreement was not renewed in fiscal 2001.

                       Robocom Systems International Inc.
                  Notes to the Financial Statements (continued)

      As of April 1999, the chairman of the board and a principal shareholder of the Company entered into a three-year consulting agreement with the Company to provide consulting services with respect to new product development and related technical matters. During fiscal 2000, 2001 and 2002 consulting fees of approximately $22,000, $28,000 and $28,000, respectively, were incurred under this agreement. At May 31, 2002, $37,196 was unpaid relating to such services. This amount was converted to long-term debt as of May 30, 2002, bearing interest at 3% per annum and maturing on May 30, 2004.

      As of May 1998, a director and principal shareholder of the Company entered into a three-year consulting agreement with the Company to provide consulting services. During 2000, consulting fees of approximately $17,000 were paid under this agreement. At May 31, 2001, $6,000 was unpaid relating to such services. $5,853 remained unpaid at May 31, 2002. This amount was converted to long-term debt as of May 30, 2002, bearing interest at 3% per annum and maturing on May 30, 2004.

      During fiscal 2001, the Company secured a line of credit of $1,050,000 from three principal shareholders and directors of the Company, including Irwin Balaban, the Company's Chief Executive Officer. As of May 31, 2001, $550,000 had been drawn down from this line of credit. The line of credit expired on September 19, 2001 and has been replaced with a line of credit from Baseboard Investments LLC, a limited liability company, the members of which consist of the same three principal shareholders and directors of the Company. This line of credit provides for borrowings of up to $1,250,000, and was to expire in September 2002. As of August 16, 2002, this line of credit was extended until September 19, 2004, under the existing terms. As of May 31, 2002, $540,146 had been drawn down from this line of credit. In connection therewith, interest expense of $40,089 and $41,177 was incurred in fiscal 2001 and 2002, respectively, of which $64,574 remains unpaid at May 31, 2002. This amount was converted to long-term debt as of May 30, 2002, bearing interest at 3% per annum and maturing on May 30, 2004.

7. Lease Commitments

      The Company is obligated, under noncancellable operating leases covering its facilities (Note 6), to pay minimum annual rentals of approximately:

            Fiscal year ending:

            2003............................ $  180,000
            2004............................    168,000
            2005............................    168,000
            2006............................    168,000
            2007............................    168,000
            2008 and thereafter.............    602,000
                                             ----------
                                             $1,454,000
                                             ==========

      Total rental expense for each of the years ended May 31, 2000, 2001 and 2002 amounted to approximately, $247,000, $216,000 and $178,000, respectively.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      There were no changes in and disagreements with accountants on accounting and financial disclosures during the fourth quarter of fiscal 2002.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Sections 16(a) of the Exchange Act

Directors and Executive Officers

      The executive officers and directors of the Company are as follows:

        Name                Age                   Position
        ----                ---                   --------

Irwin Balaban              70     Chairman of the Board, President and Chief Executive Officer

Judy Frenkel               50     Chief Operating Officer and Senior Vice President - Systems Development

Herbert Goldman            71     Director

Lawrence B. Klein          68     Director

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

      Lawrence B. Klein, a co-founder of the Company, has been a director since 1991. He was Executive Vice President - Worldwide from May 1999 until his retirement in May 2000, and from May 2000 to May 2001, provided consulting services to the Company. From 1991 to May 1999, Mr. Klein was the Executive Vice President, Marketing and Sales of the Company.

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

Directors' Compensation

      Each non-employee director receives $500 for each Board meeting attended and is reimbursed for all out-of-pocket expenses incurred in connection with attendance at meetings of the Board or any committee thereof. Upon election to the Board of Directors, each non-employee director is granted five-year options to purchase 5,000 shares of Common Stock at an exercise price equal to fair market value of the Common Stock at the date of grant. In addition, directors serving on either the Audit Committee or the Compensation Committee are granted additional five-year options to purchase 2,500 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock at the date of grant. These options vest immediately.

Item 10. Executive Compensation.

      The following table sets forth all compensation awarded to, earned by or paid to the chief executive officer ("CEO") of the Company and the Company's four most highly compensated executive officers, whose salary and bonus exceeded $100,000 in compensation for the last three fiscal years (collectively, the "Named Executives"):

                           SUMMARY COMPENSATION TABLE

                                                                                                         Long-Term
                                                             Annual Compensation                     Compensation Awards
                                                                                               Securities
            Name and                   Fiscal                             Other Annual         Underlying         All Other
       Principal Position               Year              Salary        Compensation(1)       Options/SARs     Compensation(2)
Irwin Balaban (3)                        2002            $      0            $28,180                  0            $     0
  President and Chief                    2001            $      0             28,000                  0                  0
  Executive Officer                      2000            $      0             22,000                  0                  0

C. Kenneth Morrelly (4)                  2002              71,290                537                  0             24,759(5)
  President and Chief                    2001             240,116             16,399            140,000              5,078
  Executive Officer                      2000             152,488             11,700             70,000              1,475

David Dinin(6)                           2002                   0                  0                  0                  0
   President and Chief                   2001              80,769              2,935                  0              1,126
   Executive Officer                     2000             261,779             16,107             25,000              3,414

Elizabeth A. Burke (7)
  Vice President - Finance,              2002              24,873              2,850                  0              5,498(8)
  Chief Financial Officer and            2001             151,971                  0             45,000              3,039
  Treasurer                              2000             141,154                  0             50,000              1,781

                                         2002             130,000                  0                  0              2,600
Judy Frenkel (9)                         2001             110,000                  0             30,000              2,200
  Chief Operating Officer                2000             102,343                  0             10,000              1,962

Arthur B. Kahn (10)                      2002              17,626                659                  0                350
  Vice President Sales and               2001             118,408              8,317             30,000              1,759
  Marketing                              2000              26,953                  0              5,000                  0

Robert O'Connor (11)                     2002              28,439              1,335                  0              9,362(12)
  Vice President -                       2001             139,768             11,570             30,000              3,027
  Systems Development                    2000             137,522             12,015              5,000              2,880

----------

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

(5) Represents amounts paid as severance and health insurance reimbursements made by the Company and matching contributions made by the Company pursuant to the Company's 401(k) Plan.

(6) Mr. Dinin became President and Chief Executive Officer in April 1999 and resigned from employment with the Company in August 2000.

(7)   Ms. Burke separated employment with the Company in July 2001.

(8) Represents amounts paid for health insurance reimbursements made by the Company and matching contributions made by the Company pursuant to the Company's 401(k) Plan.

(9)   Ms. Frenkel became Chief Operating Officer of the Company in July 2001.

(10) Mr. Kahn became Manager, Business Development in February 2000 and became Vice President of Sales and Marketing in September 2000. Mr. Kahn was terminated from the Company in July 2001.

(11)  Mr. O'Connor was terminated from the Company in July 2001

(12)  Represents amounts paid as severance by the Company.

Consulting Agreement

      On April 1, 1999, the Company and Mr. Balaban entered into a three-year agreement pursuant to which Mr. Balaban is to receive $12,000 per year for providing consulting services on an as-needed basis. During fiscal 2000, 2001 and 2002, consulting fees of approximately $22,000, $28,000 and $28,200, respectively, were incurred under this agreement. At May 31, 2002, $37,196 was unpaid relating to such services. This amount was converted to long-term debt as of May 30, 2002, bearing interest at 3% per annum and maturing on May 30, 2004. This agreement was not renewed in fiscal 2002. In July 2001, Mr. Balaban assumed the offices of President and Chief Executive Officer.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth, as of August 15, 2002, the names, addresses and number of shares of Common Stock beneficially owned by (i) all persons known to the management of the Company to be beneficial owners of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each named Executive Officer and (iv) all executive officers and directors of the Company as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned):

                                                                 Number of Shares
                     Name and Address of                           Beneficially          Percentage of Outstanding
                    Beneficial Owner (1)                             Owned(2)          Shares Beneficially Owned(2)
                    --------------------                             --------          ----------------------------

Irwin Balaban .............................................          1,030,000(3)                 22.63%
Judy Frenkel ..............................................             78,200(4)                  1.72
Herbert Goldman ...........................................            909,000(5)                 20.11
Lawrence B. Klein .........................................            694,000(6)                 15.27
All executive officers and directors as a group (4 persons)          2,711,200(7)                 57.98

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

      (6) Includes 50,000 shares subject to options that are presently exercisable.

      (7) Includes 180,000 shares subject to options that are presently exercisable.

Item 12. Certain Relationships and Related Transactions.

      The Company leases approximately 10,000 square feet of office space, which functions as its corporate headquarters, in Massapequa, New York, pursuant to a lease between the Company and Robocom Properties Inc. ("Robocom Properties") that expires on December 31, 2010. The shareholders of Robocom Properties are Messrs. Balaban, Goldman and Klein and Robert O'Connor, a former executive officer of the Company. In connection therewith, the Company incurred expenses of $168,000, $174,365 and $177,991 in fiscal 2000, 2001 and 2002, respectively, of which $161,872 was unpaid at May 31, 2002. This amount was converted to long-term debt as of May 30, 2002, bearing interest at 3% per annum and maturing on May 30, 2004. Since January 1, 1998, the annual base rental of $168,000 payable under the lease has been adjusted and thereafter will be adjusted each year by the ratio of the prime rate as published in the Wall Street Journal on January 2 of such year to the prime rate as published in the Wall Street Journal on January 2, 1997, which was 8.25%. The prime rate on January 2, 2002 was 4.75%. However, the parties have agreed that rent will not be less than $14,000 per month. The Company believes that these rental terms are at least as favorable to the Company as could be obtained from an unaffiliated third party.

      In connection with the purchase by Robocom Properties in 1989 of the Company's corporate headquarters building, the Company guaranteed three mortgage loans in an aggregate original principal amount of $1,053,000 that mature in 2010 and bear interest at rates ranging from 8.25% to 8.877% per annum. At May 31, 2002, the outstanding aggregate principal amount of the mortgage loans was approximately $610,000.

      Irwin Balaban, Chairman of the Board of the Company, has been acting as a consultant to the Company since his retirement as President and Chief Executive Officer of the Company effective April 1, 1999. On April 1, 1999, the Company and Mr. Balaban entered into a three-year agreement pursuant to which Mr. Balaban was to receive $12,000 per year for providing consulting services on an as-needed basis. During fiscal 2000, 2001 and 2002, consulting fees of approximately $22,000, $28,000 and $28,000, respectively, were incurred under this agreement. At May 31, 2002, $37,196 was unpaid relating to such services. This amount was converted to long-term debt as of May 30, 2002, bearing interest at 3% per annum and maturing on May 30, 2004. In his capacity as a consultant to the Company, in July 2001, Mr. Balaban reassumed the offices of President and Chief Executive Officer.

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

      Lawrence Klein, a director of the Company, served as a consultant to the Company from his retirement as Vice President - Worldwide of the Company effective May 15, 2000 to May 14, 2001. On May 16, 2000, the Company and Mr. Klein entered into a one-year agreement pursuant to which Mr. Klein was to receive $18,000 per year for providing consulting services to the Company on an as-needed basis. No fees were accrued or paid under this agreement during fiscal 2000. This agreement was not renewed in fiscal 2001. At May 31, 2002, $9,661 remained unpaid under this agreement. This amount was converted to long-term debt as of May 30, 2002, bearing interest at 3% per annum and maturing on May 30, 2004.

      Herbert Goldman, a director of the Company, acted as consultant to the Company commencing on his retirement as Executive Vice President - Operations of the Company effective July 1996 through May 2000. On May 15, 1997, the Company and Mr. Goldman entered into a three-year agreement pursuant to which Mr. Goldman received $12,000 per year for providing consulting services on an as-needed basis. For the fiscal year ended May 31, 2000, Mr. Goldman received approximately $17,000, under this agreement. This agreement was not renewed in fiscal 2001. At May 31, 2002, $5,853 remained unpaid under this agreement. This amount was converted to long-term debt as of May 30, 2002, bearing interest at 3% per annum and maturing on May 30, 2004.

      During fiscal 2001, the Company secured a line of credit of $1,050,000 from three principal shareholders and directors of the Company, including Irwin Balaban, the Company's Chief Executive Officer. As of May 31, 2001, $550,000 had been drawn down from this line of credit. The line of credit expired on September 19, 2001 and has been replaced with a line of credit from Baseboard Investments, LLC, a limited liability company, the members of which consist of the same three principal shareholders and directors of the Company. This line of credit provides for borrowings of up to $1,250,000, and was to expire in September 2002. As of August 16, 2002, this line of credit was extended until September 19, 2004, under the existing terms. As of May 31, 2002, $540,146 had been drawn down from this line of credit.

Item 13. Exhibits and Reports on Form 8-K.

      (a) Exhibits.

Exhibit
Number                                 Description
-------                                -----------

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

10.7        Promissory Note dated May 30, 2002 from the Company to Irwin
            Balaban.

10.8        Promissory Note dated May 30, 2002 from the Company to Lawrence
            Klein.

10.9        Promissory Note dated May 30, 2002 from the Company to Herbert
            Goldman.

10.10 Promissory Note dated May 30, 2002 from the Company to Robocom Properties, Inc.

10.11 Promissory Note dated May 30, 2002 from the Company to Baseboard Investments, LLP.

10.12 Line of Credit Commitment dated August 16, 2002 from Baseboard Investments, LLP.

10.13 Promissory Note dated August 16, 2002 from the Company to Baseboard Investments, LLP.

(b)         Reports on Form 8-K.

            No Reports on form 8-K were filed during the fourth quarter of fiscal 2002.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Massapequa, New York, on August 29, 2002.

                                       ROBOCOM SYSTEMS INTERNATIONAL INC.


                                       By:  /s/ Irwin Balaban
                                            -----------------------------------
                                                Irwin Balaban
                                                Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

                Signature                                           Title                                  Date


  /s/Irwin Balaban                          Chairman of the Board and Chief Executive Officer
  --------------------------------------    (Principal Executive Officer and Principal
  Irwin Balaban                             Accounting Officer)                                    August 29, 2002


  /s/Lawrence B. Klein
  --------------------------------------
  Lawrence B. Klein                         Director                                               August 29, 2002


  /s/Herbert Goldman
  --------------------------------------
  Herbert Goldman                           Director                                               August 29, 2002

                                  Exhibit Index

Exhibit
Number                           Description
-------                          -----------

10.7        Promissory Note dated May 30, 2002 from the Company to Irwin
            Balaban.

10.8        Promissory Note dated May 30, 2002 from the Company to Lawrence
            Klein.

10.9        Promissory Note dated May 30, 2002 from the Company to Herbert
            Goldman.

10.10 Promissory Note dated May 30, 2002 from the Company to Robocom Properties, Inc.

10.11 Promissory Note dated May 30, 2002 from the Company to Baseboard Investments, LLP.

10.12 Line of Credit Commitment dated August 16, 2002 from Baseboard Investments, LLP.

10.13 Promissory Note dated August 16, 2002 from the Company to Baseboard Investments, LLP