Form 10QSB
period 2002-08-31
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2002-10-11
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended August 31, 2002

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______________ to _______________ .

                         Commission File Number 0-22735

                                   ----------

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
           (Name of small business issuer as specified in its charter)

            New York                                             11-2617048
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                  511 Ocean Avenue, Massapequa, New York 11758
                    (Address of principal executive offices)

                                  516-795-5100
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of October 11, 2002, 4,495,984 shares the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one); Yes |_| No |X|

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                   FORM 10-QSB

                                      INDEX

PART I.    Financial Information

                                                                                             Page
                                                                                             No.
Item 1.    Financial Statements:

           Balance Sheets - August 31, 2002 and May 31, 2002...............................  3

           Statements of Operations - Three months ended August 31, 2002 and 2001..........  4

           Statements of Cash Flows - Three months ended August 31, 2002 and 2001..........  5

           Notes to Financial Statements...................................................  6

Item 2.    Management's Discussion and Analysis or Plan of Operation.......................  7

Item 3.    Controls and Procedures.........................................................  9

PART II.   Other Information:

Item 6.    Exhibits and Reports on Form 8-K................................................  9

Signatures ................................................................................  10

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                 BALANCE SHEETS


                                                                            August 31, 2002      May 31, 2002
                                                                            ---------------      ------------
                                                                              (unaudited)
Assets
Current assets:
     Cash and cash equivalents ...........................................   $    209,817        $    219,370
     Accounts receivable, net ............................................        278,375             448,056
     Unbilled revenue ....................................................        452,837             163,408
     Deferred taxes ......................................................         29,128              29,128
     Other current assets ................................................        123,060             125,097
                                                                             ------------        ------------
Total current assets .....................................................      1,093,217             985,059

Property and equipment, net ..............................................         49,983              64,689
Capitalized software, net ................................................      1,478,170           1,647,319
                                                                             ------------        ------------
Total assets .............................................................   $  2,621,370        $  2,697,067
                                                                             ============        ============

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable ....................................................   $     60,853        $     94,293
     Accrued expenses ....................................................        299,470             252,454
     Deferred revenue ....................................................        718,231             741,862
                                                                             ------------        ------------
Total current liabilities ................................................      1,078,554           1,088,609
                                                                             ------------        ------------

Loans payable to shareholders ............................................         84,656              90,888
Loans payable to Baseboard Investments, LLC ..............................        566,542             566,542
Loan payable to Robocom Properties Inc. ..................................        161,872             161,872
Other liabilities ........................................................         25,000              25,000
Deferred tax liabilities .................................................         29,128              29,128
                                                                             ------------        ------------
Total liabilities ........................................................      1,945,752           1,962,039
                                                                             ------------        ------------

Shareholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares authorized;
       None issued .......................................................             --                  --
       Common stock, $.01 par value; 10,000,000 shares
       authorized; 4,495,984 issued and outstanding at
       August 31, 2002 and May 31, 2002 ..................................         44,960              44,960
     Additional paid-in capital ..........................................     11,832,246          11,832,246
     Accumulated deficit .................................................    (11,201,588)        (11,142,178)
                                                                             ------------        ------------
Total shareholders' equity ...............................................        675,618             735,028
                                                                             ------------        ------------
Total liabilities and shareholders' equity ...............................   $  2,621,370        $  2,697,067
                                                                             ============        ============

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   Three months ended August 31,
                                                   -----------------------------
                                                       2002            2001
                                                   ------------    ------------
Revenues:
   Software license fees .......................    $    29,680     $    74,725
   Services ....................................        321,667         208,978
   Hardware ....................................        252,663          25,894
   Maintenance .................................        377,484         386,257
                                                    -----------     -----------
   Total revenues ..............................        981,494         695,854
                                                    -----------     -----------

Cost of revenues:
   Cost of license fees ........................          9,737              --
   Cost of services ............................        278,798         159,888
   Cost of hardware ............................        226,503          25,583
   Cost of maintenance .........................        132,926         250,353
                                                    -----------     -----------
   Total cost of revenues ......................        647,964         435,824
Amortization of software development costs .....        225,425         439,776
                                                    -----------     -----------
                                                        873,389         875,600
                                                    -----------     -----------
Gross margin ...................................        108,105        (179,746)

Selling, general and administrative expenses ...        156,785         363,954
                                                    -----------     -----------
Loss from operations ...........................        (48,680)       (543,700)
Interest expense and other, net ................         10,730          11,352
                                                    -----------     -----------
Loss before benefit of income taxes ............        (59,410)       (555,052)
Benefit of income taxes ........................             --              --
                                                    -----------     -----------
Net loss .......................................    $   (59,410)    $  (555,052)
                                                    ===========     ===========

Net loss per basic and diluted share ...........    $      (.01)    $      (.12)
                                                    ===========     ===========

Weighted average shares outstanding ............      4,495,984       4,495,984
                                                    ===========     ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                               Three months ended August 31,
                                                               -----------------------------
                                                                 2002                 2001
                                                               ---------           ---------
Operating activities
Net loss ..................................................    $ (59,410)          $(555,052)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
       Depreciation and amortization of property and
         equipment ........................................       16,082              19,068
       Amortization of software development costs .........      225,425             439,776
       Provision for bad debt .............................          348                  --
       Changes in operating assets and liabilities:
         Accounts receivable ..............................      169,333            (358,818)
         Unbilled revenue .................................     (289,429)            120,245
         Other current assets .............................        2,037             (37,081)
         Accounts payable .................................      (33,440)             34,625
         Accrued expenses .................................       47,016              28,088
         Deferred revenue .................................      (23,631)            459,288
                                                               ---------           ---------
Net cash provided by operating activities .................       54,331             150,139
                                                               ---------           ---------

Investing activities
Software development costs ................................      (56,276)           (117,334)
Capital expenditures ......................................       (1,376)             (3,380)
                                                               ---------           ---------
Net cash used in investing activities .....................      (57,652)           (120,714)
                                                               ---------           ---------

Financing activities
Loan payable to shareholders ..............................       (6,232)                 --
                                                               ---------           ---------
Net cash used in financing activities .....................       (6,232)                 --
                                                               ---------           ---------

(Decrease) increase in cash and cash equivalents ..........       (9,553)             29,425
Cash and cash equivalents at beginning of period ..........      219,370              93,878
                                                               ---------           ---------
Cash and cash equivalents at end of period ................    $ 209,817           $ 123,303
                                                               =========           =========

Supplemental disclosures of cash flow information:

  Cash paid for interest ..................................    $     413           $     584
                                                               =========           =========


See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2002
                                   (unaudited)


1.    Background and Basis of Financial Statement Presentation

      The accompanying unaudited financial statements of Robocom Systems International Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's operations consist of the development, marketing and support of advanced warehouse management software solutions that enable companies to realize significant cost savings by automating their warehouse operations and providing inventory visibility throughout the supply chain. The Company's primary product, RIMS(TM), is a client-configurable software solution that enables a company's warehouse to respond to a customer order with greater accuracy and in a timelier manner, thereby turning the warehouse into a competitive advantage. RIMS operates in an open system environment and interfaces with an organization's existing information systems. In addition to providing RIMS software licenses, the Company provides installation, training, implementation support and maintenance services and resells related hardware.

      The balance sheet at May 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

      Operating results for the three-month period ended August 31, 2002 are not necessarily indicative of the results that may be expected for the year ended May 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2002.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended August 31, 2002 and August 31, 2001

      Revenues. Total revenues increased by $285,640 to $981,494 in the three months ended August 31, 2002 as compared to $695,854 in the three months ended August 31, 2001. Software license fees decreased by approximately 60% during the 2002 period as compared to the 2001 period, primarily due to fewer RIMS license sales during the 2002 period. Service revenues increased by approximately 54% for the 2002 period as compared to the 2001 period primarily due to higher revenues from services related to installations of RIMS in the 2002 period. Hardware revenues increased by approximately 876% during the 2002 period as compared to the 2001 primarily due to additional sales of hardware to an existing RIMS customer as well as hardware sales associated with the implementation of a RIMS system for a new customer during the 2002 period. Maintenance revenues decreased by approximately 2% for the 2002 period as compared to the 2001 period, primarily due to the election of a few customers using older versions of RIMS to reduce maintenance coverage. This decrease in maintenance revenue was offset, in part, by additional maintenance revenues for equipment and software modifications in the 2002 period.

      Cost of Revenues. Total cost of revenues increased by approximately 49% to $647,964 in the three months ended August 31, 2002 as compared to $435,824 in the three months ended August 31, 2001. As a percentage of revenues, total cost of revenues increased to approximately 66% in the 2002 period as compared to approximately 63% in the 2001 period. As a percentage of license fee revenues, cost of license fees increased due to the sale of licenses with related third party fees during the 2002 period. As a percentage of services revenues, the cost of services was higher in the 2002 period as compared to the 2001 period primarily due to the lower billable support services associated with the installation of RIMS at customer sites. As a percentage of hardware revenues, the cost of hardware was lower in the 2002 period due to lower hardware costs from suppliers. As a percentage of maintenance revenues, the cost of maintenance was lower in the 2002 period as compared to the 2001 period, primarily due to lower maintenance costs relating to RIMS version 4.3. As customers gain experience using the latest version of RIMS, the costs of maintenance are expected to decrease.

      Amortization of Software Development Costs. Amortization of software development costs decreased by approximately 49% to $225,425 in the three months ended August 31, 2002 as compared to $439,776 in the three months ended August 31, 2001. This decrease was due to the final amortization of capitalized software development costs for early versions of RIMS in fiscal 2002. As a percentage of revenue, the amortization of software development costs was approximately 23% in the 2002 period and 63% in the 2001 period.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by approximately 57% to $156,785 in the three months ended August 31, 2002 as compared to $363,954 in the three months ended August 31, 2001. In July 2001, the Company took actions designed to reduce selling, general and administrative expenses. The majority of these cost reductions were attributable to a workforce restructuring that eliminated 11 positions, which represented approximately 30% of the workforce at that time. In addition, overhead expenditures were reviewed and reduced resulting in additional cost savings.

      Interest Expense and Other, net. Interest income decreased by $443 to $868 in the three months ended August 31, 2002 as compared to $1,311 in the three months ended August 31, 2001. This decrease is primarily due to reduced income earned from investments due to the recent fluctuations in the stock market. Interest expense decreased by $1,065 to $11,598 in the three months ended August 31, 2002 as compared with $12,663 in the three months ended August 31, 2001, primarily due to the reduction in the prime interest rate.

      Provision (Benefit) of Income Taxes. Since the Company is operating at a loss, no provision or benefit is reflected in the 2002 or 2001 period. No deferred tax expense has been recorded in the 2002 or the 2001 period as the Company continues to record a valuation allowance to reserve for its net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities was $54,331 in the three months ended August 31, 2002 and $150,139 in the three months ended August 31, 2001. Cash flows from operations decreased in the 2002 period primarily due to an increase in unbilled revenues offset, in part, by a smaller loss from operations.

      The Company expended $1,376 and $3,380 for property and equipment in the three months ended August 31, 2002 and 2001, respectively. The Company capitalized $56,276 and $117,334 in the three months ended August 31, 2002 and 2001, respectively, for software development costs. Any costs associated with the development of new products or enhancements to the existing RIMS product will be financed through working capital.

      As of August 31, 2002, the Company had $209,817 in cash and cash equivalents and working capital of $14,663.

      As of September 19, 2001, the Company secured a line of credit from Baseboard Investments LLC, a limited liability company, the members of which consist of three principal shareholders and directors of the Company. This line of credit provides for borrowings of up to $1,250,000, and expires on September 19, 2004. Borrowings bear interest at the prime rate plus two percent (6.75% at October 11, 2002). As of October 11, 2002, $540,146 had been drawn down from this line of credit.

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

      For the quarter ended August 31, 2002, the Company recorded net income of $166,015, or $.04 per share, excluding the amortization of software development costs. The Company believes its existing cash and cash equivalents, anticipated revenues from existing maintenance contracts, and anticipated revenues from existing contracts for implementation of RIMS at new sites, including license fees, hardware and services, is sufficient to fund the Company's operations at the current levels beyond fiscal 2003.

ITEM 3. CONTROLS AND PROCEDURES

      (a) Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and principal accounting officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Company's Chief Executive Officer and principal accounting officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

      (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date the Company carried out this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION:

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits None.

      (b)   Reports on Form 8-K

      On August 29, 2002, the Company filed a Current Report on Form 8-K to certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, its Annual Report on Form 10-KSB for the fiscal year ended May 31, 2002.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Massapequa, New York, on October 11, 2002.

                                ROBOCOM SYSTEMS INTERNATIONAL INC.


                                By: /s/ Irwin Balaban
                                    -----------------------
                                    Irwin Balaban
                                    Chief Executive Officer
                                    (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

      I, Irwin Balaban, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Robocom Systems International Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

      5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 11, 2002

                                       By: /s/ Irwin Balaban
                                           -----------------------------------
                                           Irwin Balaban
                                           Chief Executive Officer
                                           (Principal Financial and Accounting
                                           Officer)