Form 10QSB
period 2002-11-30
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2003-01-10
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended November 30, 2002

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from                to               .
                                           --------------    --------------

                         Commission File Number 0-22735

                                ----------------

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
           (Name of small business issuer as specified in its charter)

             New York                                            11-2617048
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                  511 Ocean Avenue, Massapequa, New York 11758
                    (Address of principal executive offices)

                                  516-795-5100
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of January 10, 2003, 4,495,984 shares the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one);   Yes |_|  No |X|

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                   FORM 10-QSB

                                      INDEX

PART I.      Financial Information
                                                                                                         Page
Item 1.      Financial Statements:                                                                        No.

             Balance Sheets -November 30, 2002 and May 31, 2002........................................    3

             Statements of Operations - Three months ended November 30, 2002 and 2001..................    4

             Statements of Operations - Six months ended November 30, 2002 and 2001....................    5

             Statements of Cash Flows - Six months ended November 30, 2002 and 2001....................    6

             Notes to Financial Statements.............................................................    7

Item 2.      Management's Discussion and Analysis or Plan of Operation.................................    8

Item 3.      Controls and Procedures...................................................................   11

PART II.     Other Information:

Item 6.      Exhibits and Reports on Form 8-K..........................................................   11

Signatures    .........................................................................................   12

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                 BALANCE SHEETS


                                                                     November 30, 2002    May 31, 2002
                                                                     -----------------    ------------
                                                                        (unaudited)
Assets
Current assets:
     Cash and cash equivalents .....................................   $    722,611       $    219,370
     Accounts receivable, net ......................................        454,513            448,056
     Unbilled revenue ..............................................         14,254            163,408
     Deferred taxes ................................................         29,128             29,128
     Other current assets ..........................................        169,824            125,097
                                                                       ------------       ------------
Total current assets ...............................................      1,390,330            985,059

Property and equipment, net ........................................         37,242             64,689
Capitalized software, net ..........................................      1,399,458          1,647,319
                                                                       ------------       ------------
Total assets .......................................................   $  2,827,030       $  2,697,067
                                                                       ============       ============

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable ..............................................   $     72,839       $     94,293
     Accrued expenses ..............................................        271,872            252,454
     Deferred
     revenue .......................................................        812,306            741,862
                                                                       ------------       ------------
Total current liabilities ..........................................      1,157,017          1,088,609
                                                                       ------------       ------------
Loans payable to shareholders ......................................         80,105             90,888
Loans payable to Baseboard Investments, LLC ........................        566,542            566,542
Loan payable to Robocom Properties Inc. ............................        161,872            161,872
Other liabilities ..................................................         25,000             25,000
Deferred tax liabilities ...........................................         29,128             29,128
                                                                       ------------       ------------
Total liabilities ..................................................      2,019,664          1,962,039
                                                                       ------------       ------------

Shareholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares
        authorized; none issued ....................................             --                 --
     Common stock, $.01 par value; 10,000,000 shares authorized;
       4,495,984 issued and outstanding at November 30, 2002 and May
       31, 2002 ....................................................         44,960             44,960
     Additional paid-in capital ....................................     11,832,246         11,832,246
     Accumulated deficit ...........................................    (11,069,840)       (11,142,178)
                                                                       ------------       ------------
Total shareholders' equity .........................................        807,366            735,028
                                                                       ------------       ------------
Total liabilities and shareholders' equity .........................   $  2,827,030       $  2,697,067
                                                                       ============       ============

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 Three months ended November 30,
                                                 -------------------------------
                                                       2002           2001
                                                    ----------    -----------
Revenues:
   Software license fees .........................  $  145,099    $   194,189
   Services ......................................     419,135         98,275
   Hardware ......................................      14,981        220,084
   Maintenance ...................................     339,369        356,439
                                                    ----------    -----------
   Total revenues ................................     918,584        868,987
                                                    ----------    -----------

Cost of revenues:
   Cost of license fees ..........................      20,323         27,336
   Cost of services ..............................     179,673         97,075
   Cost of hardware ..............................      13,417        199,585
   Cost of maintenance ...........................     159,388        286,215
                                                    ----------    -----------
   Total cost of revenues ........................     372,801        610,211
Amortization of software development costs .......     231,210        395,892
                                                    ----------    -----------
                                                       604,011      1,006,103
                                                    ----------    -----------
Gross margin .....................................     314,573       (137,116)

Selling, general and administrative expenses .....     172,774        174,647
                                                    ----------    -----------
Income (loss) from operations ....................     141,799       (311,763)
Interest expense and other, net ..................      10,050         10,742
                                                    ----------    -----------
Income (loss) before benefit of income taxes .....     131,749       (322,505)
Benefit of income taxes ..........................          --             --
                                                    ----------    -----------
Net income (loss) ................................  $  131,749    $  (322,505)
                                                    ==========    ===========

Net income (loss) per basic and diluted share ....  $      .03    $      (.07)
                                                    ==========    ===========

Weighted average shares outstanding ..............   4,495,984      4,495,984
                                                    ==========    ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   Six months ended November 30,
                                                        2002           2001
                                                    ----------    -----------
Revenues:
   Software license fees .........................  $  174,779    $   268,914
   Services ......................................     740,802        307,254
   Hardware ......................................     267,644        245,978
   Maintenance ...................................     716,853        742,696
                                                    ----------    -----------
   Total revenues ................................   1,900,078      1,564,842
                                                    ----------    -----------

Cost of revenues:
   Cost of license fees ..........................      30,060         27,336
   Cost of services ..............................     458,472        256,964
   Cost of hardware ..............................     239,920        225,167
   Cost of maintenance ...........................     292,314        536,568
                                                    ----------    -----------
   Total cost of revenues ........................   1,020,766      1,046,035
Amortization of software development costs .......     456,635        835,668
                                                    ----------    -----------
                                                     1,477,401      1,881,703
                                                    ----------    -----------
Gross margin .....................................     422,677       (316,861)

Selling, general and administrative expenses .....     329,560        538,601
                                                    ----------    -----------
Income (loss) from operations ....................      93,117       (855,462)
Interest expense and other, net ..................      20,779         22,095
                                                    ----------    -----------
Income (loss) before benefit of income taxes .....      72,338       (877,557)
Benefit of income taxes ..........................          --             --
                                                    ----------    -----------
Net income (loss) ................................  $   72,338    $  (877,557)
                                                    ==========    ===========

Net income (loss) per basic and diluted share ....  $      .02    $      (.20)
                                                    ==========    ===========

Weighted average shares outstanding ..............   4,495,984      4,495,984
                                                    ==========    ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                   Six months ended November 30,
                                                   -----------------------------
                                                          2002         2001
                                                        --------    ---------
Operating activities
Net income (loss) ....................................  $ 72,338    $(877,557)
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
       Depreciation and amortization of property and
       equipment .....................................    27,447       38,274
       Amortization of software development costs ....   456,635      835,668
       Provision for bad debt ........................        --       12,362
       Changes in operating assets and liabilities:
         Accounts receivable .........................    (6,457)      61,432
         Unbilled revenue ............................   149,154      120,787
         Other current assets ........................   (44,727)     (62,844)
         Accounts payable ............................   (21,454)     131,450
         Accrued expenses ............................    19,418     (115,907)
         Deferred revenue ............................    70,444      147,882
                                                        --------    ---------
Net cash provided by operating activities ............   722,798      291,547
                                                        --------    ---------

Investing activities
Software development costs ...........................   208,774)    (191,822)
Purchase of short term investments ...................        --     (100,750)
Capital expenditures .................................        --       (3,380)
                                                        --------    ---------
Net cash used in investing activities ................   208,774)    (295,952)
                                                        --------    ---------

Financing activities
Net cash used in financing activities-repayment of
 loans payable to shareholders .......................   (10,783)          --
                                                        --------    ---------

Increase (decrease) in cash and cash equivalents .....   503,241       (4,405)
Cash and cash equivalents at beginning of period .....   219,370       93,878
                                                        --------    ---------
Cash and cash equivalents at end of period ...........  $722,611    $  89,473
                                                        ========    =========
Supplemental disclosures of cash flow information:

  Cash paid for interest .............................  $    741    $  24,737
                                                        ========    =========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2002
                                   (unaudited)

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

      Operating results for the three- and six-month periods ended November 30, 2002 are not necessarily indicative of the results that may be expected for the year ended May 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; industry trends; changes in demand for the Company's products; uncertainties relating to client plans and commitments and the timing of orders received from clients; announcements or changes in pricing policies by the Company or its competitors; unanticipated delays in the development, market acceptance or installation of the Company's products; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; governmental export and import policies; global trade policies; and worldwide political stability and economic growth. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

RESULTS OF OPERATIONS

Comparison of Three Months Ended November 30, 2002 and November 30, 2001

      Revenues. Total revenues increased by $49,597 to $918,584 in the three months ended November 30, 2002 as compared to $868,987 in the three months ended November 30, 2001. Software license fees decreased by approximately 25% during the 2002 period as compared to the 2001 period, primarily because the Company sold several lower-value RIMS licenses during the 2002 period, as compared to one significant RIMS license sale at a higher value to one customer in the 2001 period. Service revenues increased by approximately 326% for the 2002 period as compared to the 2001 period primarily due to higher revenues from services related to the installation of a new RIMS site and upgrades and modifications to existing RIMS sites in the 2002 period. Hardware revenues decreased by approximately 93% during the 2002 period as compared to the 2001 period primarily because the Company sold small amounts of replacement hardware to several customers during the 2002 period, as compared to a significant sale of RIMS-related hardware to one customer during the 2001 period. Maintenance revenues decreased by approximately 5% for the 2002 period as compared to the 2001 period, primarily due to the election of a few customers using older versions of RIMS to reduce maintenance coverage. This decrease in maintenance revenue was offset, in part, by additional maintenance revenues for a new RIMS site and for equipment and software modifications in the 2002 period.

      Cost of Revenues. Total cost of revenues decreased by approximately 39% to $372,801 in the three months ended November 30, 2002 as compared to $610,211 in the three months ended November 30, 2001. As a percentage of revenues, total cost of revenues decreased to approximately 41% in the 2002 period as compared to approximately 70% in the 2001 period. As a percentage of license fee revenues, cost of license fees remained consistent at 14% in both the 2002 and 2001 periods. As a percentage of services revenues, the cost of services was lower in the 2002 period as compared to the 2001 period primarily due to higher billable support services associated with the installation of a new RIMS site and upgrades and modifications to existing RIMS sites during the 2002 period. As a percentage of hardware revenues, the cost of hardware was lower in the 2002 period due to sales of replacement hardware sold at a higher margin during the 2002 period, as compared to the sale of RIMS related hardware to one customer at a lower margin during the 2001 period. As a percentage of maintenance revenues, the cost of maintenance was lower in the 2002 period as compared to the 2001 period, primarily due to lower maintenance costs relating to RIMS version 4.3.

      Amortization of Software Development Costs. Amortization of software development costs decreased by approximately 42% to $231,210 in the three months ended November 30, 2002 as compared to $395,892 in the three months ended November 30, 2001. This decrease was due to the final amortization of capitalized software development costs for early versions of RIMS in fiscal 2002. As a percentage of revenue, the amortization of software development costs was approximately 25% in the 2002 period and 46% in the 2001 period.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased slightly to $172,774 in the 2002 period, as compared to $174,647 in the 2001 period. The Company has taken actions to significantly reduce selling, general and administrative expenses. These actions include restructuring operations to more closely align operating costs with revenue, reducing overhead expenses, and reviewing and revising all other expenditures. The Company expects to continue to seek ways in which it can reduce costs.

      Interest Expense and Other, net. Interest income increased by $117 to $1,416 in the three months ended November 30, 2002 as compared to $1,299 in the three months ended November 30, 2001. This increase is primarily due to the increase in the cash balance during the 2002 period. Interest expense decreased by $575 to $11,466 in the three months ended November 30, 2002 as compared with $12,041 in the three months ended November 30, 2001, primarily due to the reduction in the prime interest rate.

      Provision (Benefit) of Income Taxes. No provision or benefit of income taxes is reflected in the 2002 or 2001 periods, as the Company has sufficient net operating losses to offset current earnings. No deferred tax expense has been recorded in the 2002 or the 2001 period as the Company continues to record a valuation allowance to reserve for its net deferred tax assets.

Comparison of Six Months Ended November 30, 2002 and November 30, 2001

      Revenues. Total revenues increased by $335,236 to $1,900,078 in the six months ended November 30, 2002 as compared to $1,564,842 in the six months ended November 30, 2001. Software license fees decreased by approximately 35% during the 2002 period as compared to the 2001 period, primarily because the Company sold several lower-value RIMS licenses during the 2002 period, as compared to one significant RIMS license sale at a higher value to one customer in the 2001 period. Service revenues increased by approximately 141% for the 2002 period as compared to the 2001 period primarily due to higher revenues from services related to the installation of a new RIMS site and upgrades and modifications to existing RIMS sites in the 2002 period. Hardware revenues increased by approximately 9% during the 2002 period as compared to the 2001 period primarily due to hardware sales associated with the implementation of a RIMS system for a new customer and additional sales of hardware to existing RIMS customers during the 2002 period, offset, in part, by one significant sale of hardware to one customer during the 2001 period. Maintenance revenues decreased by approximately 3% for the 2002 period as compared to the 2001 period, primarily due to the election of a few customers using older versions of RIMS to reduce maintenance coverage. This decrease in maintenance revenue was offset, in part, by additional maintenance revenues for a new RIMS site and for equipment and software modifications in the 2002 period.

      Cost of Revenues. Total cost of revenues decreased by approximately 2% to $1,020,766 in the six months ended November 30, 2002 as compared to $1,046,035 in the six months ended November 30, 2001. As a percentage of revenues, total cost of revenues decreased to approximately 54% in the 2002 period as compared to approximately 67% in the 2001 period. As a percentage of license fee revenues, cost of license fees increased due to the sale of licenses with related third party fees during the 2002 period. As a percentage of services revenues, the cost of services was lower due to higher billable support services associated with the installation of a new RIMS site and upgrades and modifications to existing of RIMS sites during the 2002 period. As a percentage of hardware revenues, the cost of hardware was lower in the 2002 period due to sales of replacement hardware sold at a higher margin during the 2002 period, as compared to the sale of RIMS-related hardware to one customer at a lower margin during the 2001 period. As a percentage of maintenance revenues, the cost of maintenance was lower in the 2002 period as compared to the 2001 period, primarily due to lower maintenance costs relating to RIMS version 4.3.

      Amortization of Software Development Costs. Amortization of software development costs decreased by approximately 45% to $456,635 in the six months ended November 30, 2002 as compared to $835,668 in the six months ended November 30, 2001. This decrease was due to the final amortization of capitalized software development costs for early versions of RIMS in fiscal 2002. As a percentage of revenue, the amortization of software development costs was approximately 24% in the 2002 period and 53% in the 2001 period.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by approximately 39% to $329,560 in the six months ended November 30, 2002 as compared to $538,601 in the six months ended November 30, 2001. In July 2001, the Company took actions designed to reduce selling, general and administrative expenses. The majority of these cost reductions were attributable to a workforce restructuring that eliminated 11 positions, which represented approximately 30% of the workforce at that time. In addition, overhead expenditures were reviewed and reduced resulting in additional cost savings.

      Interest Expense and Other, net. Interest income decreased by $324 to $2,285 in the six months ended November 30, 2002 as compared to $2,609 in the six months ended November 30, 2001. This decrease is primarily due to reduced income earned from investments due to the recent fluctuations in the debt market, offset, in part, by the increase in the cash balance during the 2002 period. Interest expense decreased by $1,640 to $23,064 in the six months ended November 30, 2002 as compared with $24,704 in the six months ended November 30, 2001, primarily due to the reduction in the prime interest rate.

      Provision (Benefit) of Income Taxes. No provision or benefit of income taxes is reflected in the 2002 or 2001 periods, as the Company has sufficient net operating losses to offset current earnings. No deferred tax expense has been recorded in the 2002 or the 2001 period as the Company continues to record a valuation allowance to reserve for its net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities was $722,798 in the six months ended November 30, 2002 and $291,547 in the six months ended November 30, 2001. Cash flows from operations increased in the 2002 period primarily due to an increase in income from operations and a decrease in amortization of capitalized software development costs.

      The Company capitalized $208,774 and $191,822 in the six months ended November 30, 2002 and 2001, respectively, for software development costs. Any costs associated with the development of new products or enhancements to the existing RIMS product will be financed through working capital. The Company expended $3,380 for property and equipment in the six months ended November 30, 2001.

      As of November 30, 2002, the Company had $722,611 in cash and cash equivalents and working capital of $233,313.

      As of September 19, 2001, the Company secured a line of credit from Baseboard Investments LLC, a limited liability company, the members of which consist of three principal shareholders and directors of the Company. This line of credit provides for borrowings of up to $1,250,000, and expires on September 19, 2004. Borrowings bear interest at the prime rate plus two percent (6.25% at January 10, 2003). As of January 10, 2003, $240,146 had been drawn down from this line of credit.

      Management has taken actions to significantly reduce operating, selling, general and administrative expenses and capital expenditures. These actions include restructuring operations to more closely align operating costs with revenue, reducing overhead expenses and capital expenditures through workforce reductions and reviewing and revising other expenditures. Management expects to continue to seek ways in which it can reduce operating costs and selling, general and administrative expenses.

      The Company's capital requirements depend on many factors, including the level and timing of revenues and new product development. However, the Company is limited to its current cash, cash equivalents and available unused lines of credit for funding such internal growth and development. No significant capital expenditures are anticipated in the next 12 months.

      For the six months ended November 30, 2002, the Company recorded net income of $528,973, or $.12 per share, excluding the amortization of software development costs. The Company believes its existing cash and cash equivalents, anticipated revenues from existing maintenance contracts, and anticipated revenues from existing contracts for implementation of RIMS at new sites, including license fees, hardware and services, is sufficient to fund the Company's operations at the current levels beyond fiscal 2003.

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

PART II. OTHER INFORMATION:

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits None.

      (b)   Reports on Form 8-K

      On October 11, 2002, the Company filed a Current Report on Form 8-K to certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, its Quarterly Report on Form 10-QSB for the fiscal quarter ended August 31, 2002.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Massapequa, New York, on January 10, 2003.

                                              ROBOCOM SYSTEMS INTERNATIONAL INC.


                                              By: /s/ Irwin Balaban
                                                 ------------------------------
                                                 Irwin Balaban
                                                 Chief Executive Officer
                                                 (Principal Financial and
                                                  Accounting Officer)

                                 CERTIFICATIONS

I, Irwin Balaban, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Robocom Systems International Inc.;

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

Date: January 10, 2003

                                              By: /s/ Irwin Balaban
                                                 ------------------------------
                                                 Irwin Balaban
                                                 Chief Executive Officer
                                                 (Principal Financial and
                                                  Accounting Officer)
                                       13