Form 10QSB
period 2003-02-28
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2003-04-11
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended February 28, 2003

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to ________________.

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

                                  516-795-5100
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of April 11, 2003, 4,495,984 shares the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one); Yes |_| No |X|

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                   FORM 10-QSB

                                      INDEX

PART I.     Financial Information

                                                                            Page
Item 1.     Financial Statements:                                            No.

            Balance Sheets - February 28, 2003 and May 31, 2002...........    3

            Statements of Operations - Three months ended
            February 28, 2003 and 2002....................................    4

            Statements of Operations - Nine months ended
            February 28, 2003 and 2002....................................    5

            Statements of Cash Flows - Nine months ended
            February 28, 2003 and 2002....................................    6

            Notes to Financial Statements.................................    7

Item 2.     Management's Discussion and Analysis or Plan of Operation.....    8

Item 3.     Controls and Procedures.......................................   11

PART II.    Other Information:

Item 6.     Exhibits and Reports on Form 8-K..............................   11

Signatures  ..............................................................   12

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
                                 BALANCE SHEETS

                                                                February 28, 2003     May 31, 2002
                                                                -----------------     ------------
Assets                                                             (unaudited)
Current assets:
     Cash and cash equivalents .................................   $    451,701        $    219,370
     Accounts receivable, net ..................................        690,674             448,056
     Unbilled revenue ..........................................         26,835             163,408
     Deferred taxes ............................................         29,128              29,128
     Other current assets ......................................        165,427             125,097
                                                                   ------------        ------------
Total current assets ...........................................      1,363,765             985,059

Property and equipment, net ....................................         40,884              64,689
Capitalized software, net ......................................      1,372,824           1,647,319
                                                                   ------------        ------------
Total assets ...................................................   $  2,777,473        $  2,697,067
                                                                   ============        ============

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable ..........................................   $    328,859        $     94,293
     Accrued expenses ..........................................        297,763             252,454
     Deferred revenue ..........................................        655,369             741,862
                                                                   ------------        ------------
Total current liabilities ......................................      1,281,991           1,088,609
                                                                   ------------        ------------

Loans payable to shareholders ..................................         76,316              90,888
Loans payable to Baseboard Investments, LLC ....................        266,542             566,542
Loan payable to Robocom Properties Inc. ........................        161,872             161,872
Other liabilities ..............................................         25,000              25,000
Deferred tax liabilities .......................................         29,128              29,128
                                                                   ------------        ------------
Total liabilities ..............................................      1,840,849           1,962,039
                                                                   ------------        ------------

Shareholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares
        authorized; none issued ................................             --                  --
     Common stock, $.01 par value; 10,000,000 shares
       authorized; 4,495,984 issued and outstanding at
       February 28, 2003 and May 31, 2002 ......................         44,960              44,960
     Additional paid-in capital ................................     11,832,246          11,832,246
     Accumulated deficit .......................................    (10,940,582)        (11,142,178)
                                                                   ------------        ------------
Total shareholders' equity .....................................        936,624             735,028
                                                                   ------------        ------------
Total liabilities and shareholders' equity .....................   $  2,777,473        $  2,697,067
                                                                   ============        ============

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   Three months ended February 28,
                                                   -------------------------------
                                                         2003          2002
                                                      ----------    -----------
Revenues:
   Software license fees .........................    $   33,048    $   107,120
   Services ......................................       200,350        131,153
   Hardware ......................................       430,571          3,176
   Maintenance ...................................       387,398        402,636
                                                      ----------    -----------
   Total revenues ................................     1,051,367        644,085
                                                      ----------    -----------

Cost of revenues:
   Cost of license fees ..........................         2,111         12,651
   Cost of services ..............................        71,573         92,082
   Cost of hardware ..............................       253,576          1,467
   Cost of maintenance ...........................       186,158        289,407
                                                      ----------    -----------
   Total cost of revenues ........................       513,418        395,607
Amortization of software development costs .......       231,666        373,950
                                                      ----------    -----------
                                                         745,084        769,557
                                                      ----------    -----------
Gross margin .....................................       306,283       (125,472)

Selling, general and administrative expenses .....       171,727        172,893
                                                      ----------    -----------
Income (loss) from operations ....................       134,556       (298,365)
Interest expense and other, net ..................         5,298          9,083
                                                      ----------    -----------
Income (loss) before income taxes ................       129,258       (307,448)
Income taxes .....................................            --             --
                                                      ----------    -----------
Net income (loss) ................................    $  129,258    $  (307,448)
                                                      ==========    ===========

Net income (loss) per basic and diluted share ....    $      .03    $      (.07)
                                                      ==========    ===========

Weighted average shares outstanding ..............     4,495,984      4,495,984
                                                      ==========    ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    Nine months ended February 28,
                                                    ------------------------------
                                                         2003          2002
                                                      ----------    -----------
Revenues:
   Software license fees .........................    $  207,827    $   376,033
   Services ......................................       941,152        438,407
   Hardware ......................................       698,215        249,154
   Maintenance ...................................     1,104,251      1,145,333
                                                      ----------    -----------
   Total revenues ................................     2,951,445      2,208,927
                                                      ----------    -----------

Cost of revenues:
   Cost of license fees ..........................        32,170         39,987
   Cost of services ..............................       530,044        349,045
   Cost of hardware ..............................       493,496        226,634
   Cost of maintenance ...........................       478,472        825,975
                                                      ----------    -----------
   Total cost of revenues ........................     1,534,182      1,441,641
Amortization of software development costs .......       688,301      1,209,618
                                                      ----------    -----------
                                                       2,222,483      2,651,259
                                                      ----------    -----------
Gross margin .....................................       728,962       (442,332)

Selling, general and administrative expenses .....       501,289        711,496
                                                      ----------    -----------
Income (loss) from operations ....................       227,673     (1,153,828)
Interest expense and other, net ..................        26,077         31,178
                                                      ----------    -----------
Income (loss) before income taxes ................       201,596     (1,185,006)
Income taxes .....................................            --             --
                                                      ----------    -----------
Net income (loss) ................................    $  201,596    $(1,185,006)
                                                      ==========    ===========

Net income (loss) per basic and diluted share ....    $      .04    $      (.26)
                                                      ==========    ===========

Weighted average shares outstanding ..............     4,495,984      4,495,984
                                                      ==========    ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                           Nine months ended February 28,
                                                           ------------------------------
                                                                  2003           2002
                                                               ---------    -----------
Operating activities
Net income (loss) ..................................           $ 201,596    $(1,185,006)
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
       Depreciation and amortization of property and
         equipment .................................              36,656         57,482
       Amortization of software development costs ..             688,301      1,209,618
       Provision for bad debt ......................               6,226             --
       Changes in operating assets and liabilities:
         Accounts receivable .......................            (248,844)       178,854
         Unbilled revenue ..........................             136,573        136,496
         Other current assets ......................             (40,330)       (54,082)
         Accounts payable ..........................             234,566         56,251
         Accrued expenses ..........................              45,309       (118,285)
         Deferred revenue ..........................             (86,493)       116,469
                                                               ---------    -----------
Net cash provided by operating activities ..........             973,560        397,797
                                                               ---------    -----------

Investing activities
Software development costs .........................            (413,806)      (239,132)
Purchase of short term investments .................                  --       (101,216)
Capital expenditures ...............................             (12,851)        (3,380)
                                                               ---------    -----------
Net cash used in investing activities ..............            (426,657)      (343,728)
                                                               ---------    -----------

Financing activities
Repayment of  loans payable to shareholders ........             (14,572)            --
Repayment of loan payable to
  Baseboard Investments LLC ........................            (300,000)            --
                                                               ---------    -----------
Net cash used in financing activities ..............            (314,572)            --
                                                               ---------    -----------

Increase in cash and cash equivalents ..............             232,331         54,069
Cash and cash equivalents at beginning of period ...             219,370         93,878
                                                               ---------    -----------
Cash and cash equivalents at end of period .........           $ 451,701    $   147,947
                                                               =========    ===========

Supplemental disclosures of cash flow information:

  Cash paid for interest ...........................           $   1,069    $     1,719
                                                               =========    ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 2003
                                   (unaudited)

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

      Operating results for the three- and nine-month periods ended February 28, 2003 are not necessarily indicative of the results that may be expected for the year ended May 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2002.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended February 28, 2003 and February 28, 2002

      Revenues. Total revenues increased by approximately 63% to $1,051,367 in the three months ended February 28, 2003 as compared to $644,085 in the three months ended February 28, 2002. Software license fees decreased by approximately 69% during the 2003 period as compared to the 2002 period due to fewer RIMS license sales during the 2003 period and the realization of non-recurring deferred license revenue in the amount $52,000 during the 2002 period. Service revenues increased by approximately 53% for the 2003 period as compared to the 2002 period, primarily due to higher revenues from services related to the installation of a new RIMS site and upgrades and modifications to existing RIMS sites during the 2003 period. Hardware revenues increased significantly during the 2003 period as compared to the 2002 period, primarily due to a significant sale of RIMS-related hardware during the 2003 period. Maintenance revenues decreased by approximately 4% for the 2003 period as compared to the 2002 period, primarily due to the election of a few customers using older versions of RIMS to reduce maintenance coverage. This decrease in maintenance revenue was offset, in part, by additional maintenance revenues for a new RIMS site and for equipment and software modifications in the 2003 period.

      Cost of Revenues. Total cost of revenues increased by approximately 30% to $513,418 in the three months ended February 28, 2003 as compared to $395,607 in the three months ended February 28, 2002. As a percentage of revenues, total cost of revenues decreased to approximately 49% in the 2003 period as compared to approximately 61% in the 2002 period. As a percentage of license fee revenues, cost of license fees decreased in the 2003 period as compared to the 2002 period, primarily due to lower related third party license fees in the 2003 period. As a percentage of services revenues, the cost of services was lower in the 2003 period as compared to the 2002 period, primarily due to higher billable support services associated with the installation of a new RIMS site and upgrades and modifications to existing RIMS sites during the 2003 period. As a percentage of hardware revenues, the cost of hardware was higher in the 2003 period as compared to the 2002 period, primarily due to the type of equipment sold during the 2003 period. As a percentage of maintenance revenues, the cost of maintenance was lower in the 2003 period as compared to the 2002 period, primarily due to lower maintenance costs relating to RIMS version 4.3. The Company expects these costs to continue to decrease as customers continue to upgrade to RIMS version 4.3.

      Amortization of Software Development Costs. Amortization of software development costs decreased by approximately 38% to $231,666 in the three months ended February 28, 2003, as compared to $373,950 in the three months ended February 28, 2002. This decrease was due to the final amortization of capitalized software development costs for early versions of RIMS during fiscal 2002. As a percentage of revenue, the amortization of software development costs was approximately 22% in the 2003 period and 58% in the 2002 period. The Company expects amortization expense to remain consistent at current levels through 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(continued)

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by approximately 1% to $171,727 in the 2003 period, as compared to $172,893 in the 2002 period. In fiscal 2002, the Company took actions to significantly reduce selling, general and administrative expenses. These actions included restructuring operations to more closely align operating costs with revenue, reducing overhead expenses, and reviewing and revising all other expenditures. Although the Company will continue to seek ways in which it can reduce costs, it expects selling, general and administrative expenses to remain at current levels through 2004.

      Interest Expense and Other, net. Interest income decreased by $125 to $699 in the three months ended February 28, 2003, as compared to $824 in the three months ended February 28, 2002. This decrease is primarily due to the decline in interest rates during the 2003 period. Interest expense decreased by $3,910 to $5,997 in the three months ended February 28, 2003, as compared with $9,907 in the three months ended February 28, 2002. This decrease is primarily due to the reduction in the loan payable to Baseboard Investments, LLP.

      Income Taxes. No provision or benefit of income taxes is reflected in the 2003 or 2002 periods, as the Company has sufficient net operating losses to offset current earnings. No deferred tax expense has been recorded in the 2003 or the 2002 period as the Company continues to record a valuation allowance to reserve for its net deferred tax assets.

Comparison of Nine Months Ended February 28, 2003 and February 28, 2002

      Revenues. Total revenues increased by approximately 34% to $2,951,445 in the nine months ended February 28, 2003, as compared to $2,208,927 in the nine months ended February 28, 2002. Software license fees decreased by approximately 45% during the 2003 period as compared to the 2002 period, primarily because the Company sold fewer RIMS licenses, particularly internationally. In addition, domestic RIMS sales during the 2003 period were for a fewer number of users, as compared to a significant domestic RIMS license sale at a higher value to one customer with several users during the 2002 period. Service revenues increased by approximately 115% for the 2003 period as compared to the 2002 period, primarily due to higher revenues from services related to the installations of new RIMS sites and upgrades and modifications to existing RIMS sites during the 2003 period. Hardware revenues increased by approximately 180% during the 2003 period as compared to the 2002 period, primarily due to a significant sale of RIMS-related hardware during the 2003 period. Maintenance revenues decreased by approximately 4% for the 2003 period as compared to the 2002 period, primarily due to the election of a few customers using older versions of RIMS to reduce maintenance coverage. This decrease in maintenance revenue was offset, in part, by additional maintenance revenues for new RIMS sites and for equipment and software modifications sold during the 2003 period.

      Cost of Revenues. Total cost of revenues increased by approximately 6% to $1,533,182 in the nine months ended February 28, 2003, as compared to $1,441,641 in the nine months ended February 28, 2002. As a percentage of revenues, total cost of revenues decreased to approximately 52% in the 2003 period, as compared to approximately 65% in the 2002 period. As a percentage of license fee revenues, the cost of license fees increased during the 2003 period as compared to the 2002 period, due to the increased sales of licenses with related third-party fees during the 2003 period. As a percentage of services revenues, the cost of services was lower during the 2003 period as compared to the 2002 period, due to higher billable support services associated with the installations of new RIMS sites and upgrades and modifications to existing RIMS sites during the 2003 period. As a percentage of hardware revenues, the cost of hardware was lower in the 2003 period as compared to the 2002 period, due to the sale of RIMS-related hardware at a higher margin during the 2003 period. As a percentage of maintenance revenues, the cost of maintenance was lower in the 2003 period as compared to the 2002 period, primarily due to lower maintenance costs relating to RIMS version 4.3. The Company expects these costs to continue to decrease as customers continue to upgrade to RIMS version 4.3.

      Amortization of Software Development Costs. Amortization of software development costs decreased by approximately 43% to $688,301 in the nine months ended February 28, 2003, as compared to $1,209,618 in the nine months ended February 28, 2002. This decrease was due to the final amortization of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(continued)

capitalized software development costs for early versions of RIMS during fiscal 2002. As a percentage of revenue, the amortization of software development costs was approximately 23% in the 2003 period and 55% in the 2002 period. The Company expects amortization expenses to remain consistent at current levels through 2004.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by approximately 30% to $501,289 in the nine months ended February 28, 2003, as compared to $711,496 in the nine months ended February 28, 2002. In fiscal 2002, the Company took actions designed to reduce selling, general and administrative expenses. The majority of these cost reductions were attributable to a workforce restructuring, which represented approximately 30% of the workforce at that time. In addition, overhead expenditures were reviewed and reduced resulting in additional cost savings. Although the Company will continue to seek ways in which it can reduce costs, it expects selling, general and administrative expenses to remain at current levels through 2004.

      Interest Expense and Other, net. Interest income decreased by $449 to $2,984 in the nine months ended February 28, 2003, as compared to $3,433 in the nine months ended February 28, 2002. This decrease is primarily due to the decline in interest rates during the 2003 period. Interest expense decreased by $5,550 to $29,061 in the nine months ended February 28, 2003, as compared with $34,611 in the nine months ended February 28, 2003. This decrease is primarily due to the reduction in the loan payable to Baseboard Investments, LLC.

      Income Taxes. No provision or benefit of income taxes is reflected in the 2003 or 2002 periods, as the Company has sufficient net operating losses to offset current earnings. No deferred tax expense has been recorded in the 2003 or the 2002 period as the Company continues to record a valuation allowance to reserve for its net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities was $973,560 in the nine months ended February 28, 2003 and $397,797 in the nine months ended February 28, 2002. Cash flows from operations increased in the 2003 period primarily due to an increase in income from operations and a decrease in amortization of capitalized software development costs.

      The Company capitalized $413,806 and $239,132 in the nine months ended February 28, 2003 and 2002, respectively, for software development costs. Any costs associated with the development of new products or enhancements to the existing RIMS product will be financed through working capital. The Company expended $12,851 and $3,380 for property and equipment in the nine months ended February 28, 2003 and 2002, respectively.

      As of February 28, 2003, the Company had $451,701 in cash and cash equivalents and working capital of $81,774.

      As of September 19, 2001, the Company secured a line of credit from Baseboard Investments LLC, the members of which consist of three principal shareholders and directors of the Company. This line of credit provides for borrowings of up to $1,250,000, and expires on September 19, 2004. Borrowings bear interest at the prime rate plus two percent (6.25% at April 11, 2003). As of April 11, 2003, $240,146 had been drawn down from this line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(continued)

      The Company's capital requirements depend on many factors, including the level and timing of revenues and new product development. However, the Company is limited to its current cash, cash equivalents and available unused lines of credit for funding such internal growth and development. No significant capital expenditures are anticipated in the next 12 months.

      For the nine months ended February 28, 2003, the Company recorded net income of $889,897, or $.20 per share, excluding the amortization of software development costs. The Company believes its existing cash and cash equivalents, anticipated revenues from existing maintenance contracts, and anticipated revenues from existing contracts for implementation of RIMS at new sites, including license fees, hardware and services, are sufficient to fund the Company's operations at the current levels through fiscal 2004.

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

PART II. OTHER INFORMATION:

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits None.

      (b)   Reports on Form 8-K

      On January 10, 2003, the Company filed a Current Report on Form 8-K to certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, its Quarterly Report on Form 10-QSB for the fiscal quarter ended November 30, 2002.

      On March 24, 2003, the Company filed a Current Report on Form 8-K to announce the election of Robert Friedman to serve as a Director of the Company.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Massapequa, New York, on April 11, 2003.

                                ROBOCOM SYSTEMS INTERNATIONAL INC.


                                By: /s/ Irwin Balaban
                                    ---------------------
                                    Irwin Balaban
                                    Chief Executive Officer
                                    (Principal Financial and Accounting Officer)

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

Date: April 11, 2003


                                By: /s/ Irwin Balaban
                                    ---------------------------------------
                                    Irwin Balaban
                                    Chief Executive Officer
                                    (Principal Financial and Accounting Officer)