Form 10KSB
period 2003-05-31
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2003-08-18
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended May 31, 2003

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________.

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

                          Common Stock, $.01 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure is contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year. $3,728,794

As of August 18, 2003, the issuer had outstanding 4,495,984 shares of its common stock.

As of August 18, 2003, the aggregate market value of the issuer's common stock held by non-affiliates was $2,337,912 (based upon the closing price of the issuer's common stock on The Over-the-Counter Bulletin Board on such date).

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

Industry Background

      In recent years, a number of business trends have converged to change the historical relationships among retailers, manufacturers and suppliers, and distributors. Increasing globalization of the marketplace has resulted in greater geographic diversity of supply and production facilities and has increased competition as more suppliers are offering a greater range of product offerings at multiple price levels. In addition, a number of trends in retailing, including the emergence of virtual electronic commerce, shorter product life cycles, a significant increase in the number and variety of product offerings, and a more informed and price conscious consumer, have put increased pressure on retailers to reduce expenses to remain competitive. Consequently, manufacturers, distributors and retailers are seeking to reduce inventory and inventory management costs by selecting suppliers that can respond to "just-in-time" purchasing and "quick response" delivery techniques that enable them to better match product inventory to actual customer demand. Retailers and other vendors also are increasingly demanding that their suppliers comply with standards for electronic commerce, specific labeling requirements, Global Trade Item Number (GTIN) tags and Radio Frequency Identification (RFID) tags.

      As a result of these trends, manufacturers and suppliers are experiencing significant pressures to satisfy customer demands for improved product delivery visibility and reduced delivery times. Historically, manufacturers have organized their businesses primarily to increase manufacturing efficiency and output. However, as major customers shift the burden of inventory management to the manufacturer or distributor, manufacturers and distributors have refocused their business process re-engineering efforts to evaluate the service and value provided to customers from existing operations and supply chains and are seeking alternatives for streamlining the supply, warehousing and distribution process. The need to satisfy customer demand for more effective and efficient order fulfillment has caused manufacturers and distributors to seek greater communication, understanding and control over the entire supply chain. This is necessary to minimize materials inventories, ensure the timing of deliveries from suppliers, reduce manufacturing cycle times, minimize finished goods inventories, improve order accuracy, maximize the efficiency of warehousing and transportation systems and provide superior response times to customers.

      Retailers, manufacturers, and distributors are increasingly recognizing that significant cost savings can be achieved through warehouse computerization and automation. An effective warehouse management system will improve customer service and reduce costs by achieving the following objectives:

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

      o Reduce Errors. Receiving, stocking and picking errors are common in a manual paper-based warehouse. An automated warehouse management system uses barcode technology and other self-checking mechanisms to ensure virtually 100% accuracy for every transaction.

      o Improve Space Utilization. A warehouse management system tracks all warehouse locations and can direct each product to its optimal storage location to ensure maximum space utilization.

      o Increase Productivity. A warehouse management system maximizes the time operators spend adding value to the distribution process, filling orders and receiving goods. System direction minimizes search time and dispatches operators to the best task given the equipment and current location. A warehouse management system also gives the warehouse control of the workload and provides visibility into the entire range of tasks that need to be performed within a given time period.

      o Improve Labor Management and Reporting. Paperwork in a warehouse for picking and stocking drastically hampers productivity. Paperless warehouse management system applications provide real-time information, reduce the possibility for data entry errors and information delays and improve productivity. In addition, a warehouse management system has vast reporting capabilities because every transaction is recorded in an audit trail. In paper-based warehouses, the only method available for tracking productivity and performance is a manual log that is time consuming to keep, susceptible to error and only as good as the information each operator provides.

      o Support Internet Transaction and Electronic Commerce. Trading partners are increasingly expecting that systems with which they interface will be able to support electronic commerce as well as specific labeling, tagging, and packaging requirements. A warehouse management system can provide compliant labeling, tagging, and the data required to support electronic commerce.

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

      The Company believes its primary product, RIMS, is well positioned for the growth anticipated in the electronic commerce market. RIMS, which is a full featured automated warehouse management system, is designed to assist manufactures and distributors in achieving these goals by improving inventory accuracy, reducing errors, optimizing space utilization, providing workload planning tools, and improving labor management productivity and reporting.

Strategy

      The Company's objective is to continue to be a leading provider of warehouse management software solutions and services, be an integral part of the E-business/electronic commerce thrust and supply chain market and expand its presence worldwide. To achieve these objectives, the Company has adopted the following strategies:

      o Strategic Alliances. The Company intends to supplement its marketing efforts by aligning itself with complementary solutions providers and technology partners such as E-business providers and transportation providers, consultants to the supply chain industry, as well as supply chain management and enterprise resource management solutions. Strategic alliances also will assist the Company in keeping pace with technological developments within the marketplace. Through such alliances, the

            Company expects to gain greater exposure and acceptance of its products and services. See "-- Sales and Marketing."

      o New Product Development. The Company intends to continue to produce a quality warehouse management system product that meets client expectations in terms of functionality, flexibility, procurement cost, implementation cost and ongoing maintenance cost. The Company believes RIMS meets these expectations and will continue to do so as the product evolves. The Company is committed to continuous product improvement through a software development program that is driven by customer input and industry trends. The Company intends to continue to utilize its industry, customer and supplier relationships to keep abreast of emerging standards, protocols and application programming interfaces as such trends are introduced and gain market acceptance. The Company believes that an event driven, open, world wide web-based, multi-tiered application architecture will supplant the traditional rule-based, proprietary client/server technology currently employed by some competitors. In addition, the Company believes the continued development and enhancement of certain product personalization and configuration tools will make the product more unique. See "-- Products,"-- Third Party Hardware Products," and "-- Product Development."

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

      o International Expansion. The Company intends to continue to pursue the international business market. In this regard, the Company has established formal relationships with distributors in Argentina, Belgium, Luxembourg, the Netherlands and the United Kingdom that are established systems integrators with large client bases in their respective regions. The Company has established an international sales and support office in the Netherlands. See "-- Sales and Marketing."

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

      The Company also markets pre-configured versions of RIMS that are specifically targeted to various vertical markets, such as food and beverage distribution, medical and automotive. These pre-configured versions use the basic RIMS system as the core with additional industry-specific features and functions.

      As a standard, "off-the-shelf," highly-configurable software system, RIMS is designed to be deployed in approximately four months or less and to achieve measurable cost savings for clients. The efficiency of implementing the Company's software solutions results from the open systems architecture of RIMS, which runs on various operating platforms (most notably Unix, Linux and Windows), has a Screen Configuration Tool Kit and uses

Oracle, Progress, or SQL Server as its database management system. The Company believes its clients recognize cost savings throughout the warehousing and distribution processes as a result of increases in worker productivity, efficiencies in space utilization, increases in inventory accuracy due to lot control, shelf life control and product serialization tracking, and the elimination of lost product and costly shipping errors through the use of bar code technology.

      RIMS. RIMS is a responsive software application designed to manage an entire warehouse operation. As a user configurable solution, RIMS incorporates numerous warehousing practices and strategies as standard capability. RIMS is an open systems solution that is not restricted to any particular equipment or computer system. As such, the application software has been installed on numerous hardware platforms and database management systems. RIMS can interface with an organization's current material handling equipment and is easily integrated with customer or third party purchasing, electronic data interchange
(EDI), bar coding, accounting, manufacturing resource planning (MRP) and enterprise resource planning (ERP) applications. RIMS also utilizes radio frequency (RF) communications and bar coding to provide real-time management, validation and tracking of all warehouse activities. RIMS directs personnel and equipment and manages the inventory, space, labor and equipment in the warehouse in an efficient and cost effective manner.

      RIMS is a comprehensive application that manages the receiving, put away, outbound order processes, and general warehouse operations. With each warehouse process, RIMS provides a variety of tactical choices that can be user defined to a client's specific requirements and needs and that are designed to maximize efficiency. Major system features and functions include:

      o Internet and Intranet Ready. The product has been engineered using Internet and intranet compatible technologies and standards. Warehouse users and authorized trading partners can access warehouse data either in real-time local access, via the World Wide Web or via telnet remote access. This ability enables the RIMS warehouse to support Vendor Managed Inventory (VMI) by allowing vendors to monitor the products they supply to the RIMS warehouse and automatically replenish stock as needed.

      o Receiving. The receiving process provides control over the receipt of inventory through scanning the bar codes of incoming product to ensure accuracy of inventory in the warehouse. This process facilitates the matching of purchase orders, transfer orders, advanced shipping notices (ASN) and customer returns. The receiving process supports pre-storage activities such as returned goods processing and quality assurance inspection.

      o Putaway Process. The putaway process ensures that all inventory is stored in the most efficient location available based on pre-configured management strategies. The Company or the client will configure the system to implement the client's unique business demands assigning locations based on the client's parameters with consideration given to product characteristics, ownership, product velocity, demand codes, delivery and shipping requirements, storage devices and cross-docking strategies.

      o Picking and Shipping. The RIMS outbound order process analyzes each order to determine the most efficient packing, loading and shipping procedures. The order processing function is configured to match each client's management strategies. The outbound order process includes, among other features, order selection, allocation, picking, loading and shipping. Wave planning, automatic carton size selection, and pick and pass processing are just a few of the supported options.

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

      o Activity-based costing and Third-party Logistics(3PL) support. The product provides the basis for support of third-party logistics facilities where multiple product owners share warehouse facilities and are billed for the space and services they use.

      o Standard Interfaces. The Company has developed standard interfaces to several ERP solutions enabling customers to seamlessly benefit from RIMS warehouse management. In addition, RIMS offers a user-configurable Extensible Markup Language (XML) interface that enables users to quickly and easily map data between RIMS and ERP or other external systems.

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

      o     Implementation support

      o     Configuration and user training

      o     Customization

      o     Material handling and facility layout consulting

      o     Software and hardware maintenance services

      With a goal of total client satisfaction, the Company offers a structured program that typically lasts four to six months, but has been completed in as little as ten weeks, and begins with the development of joint business scenarios between the Company and its client. This program includes configuration of the software and hardware, configuration training, a prototype "pilot training" program, project management and implementation support services. These programs facilitate and integrate the skill of the Company into the client's processes and operations resulting in a modeling of the client's warehouse management operations. The outcome of this program is the early identification of client operating issues prior to client implementation. In addition, this program aids in the development of standard warehouse operating procedures for the client. The Configuration course explains basic RIMS terminology and methodology related to system configuration and setup. The Company provides management and installation of operating systems, hardware, networks, communication links and relational database management tools. Standard user training for RIMS includes a Supervisors' course that provides supervisory warehouse management training that is necessary to effectively control and monitor the warehouse facility and an Operators' course that is a hands-on training course for warehouse workers concentrating on the execution of RIMS related tasks. In addition, curricula include a post-implementation class and an audit of client operational procedures after implementation. Customized courses are also made available on request. A Train-the-Trainer course provides information and materials to third-party trainers who will perform the future RIMS training.

      The Company offers turnkey maintenance services for the RIMS software, third party software and certain hardware components of the system under a separate maintenance agreement. Maintenance agreements are typically initiated at the time of implementation, are renewable annually, and entitle the client to telephone, email, and internet support, software upgrades, installation assistance and priority problem resolution, including software fixes. Maintenance fees are typically a percentage of the license fees (excluding hardware), with additional fees for extended hours. If elected by the client, maintenance support is offered 24-hours per day, seven days per week. In the event a client does not enter into a maintenance agreement with the Company, it would still be entitled to software fixes for reported problems during the first year of its system's installation, pursuant to the one-year warranty provided to the Company's clients in the end user contract; however, to date, all RIMS clients have entered into a maintenance agreement with the Company after system implementation.

      In those cases in which the standard RIMS product cannot meet the client's needs, the Company can enter into contracts to perform certain modifications to the baseline product. Whenever possible, custom modifications are built in such a way to allow the client to maintain a standard upgrade path, thus enabling the client to take advantage of future releases of the software as they become available.

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

Clients

      The Company targets its marketing efforts primarily on manufacturers, distributors, retailers and wholesalers in the, consumer products, industrial supplies, petro chemical products, government, food processing, public utilities and medical/pharmaceutical sectors, as well as other high-volume wholesalers and distributors.

      Client orders for the Company's RIMS products over the last three fiscal years have ranged from approximately $50,000 to over $1 million. Due to the size of most orders and the need for differing levels of modification for each installation, the Company historically has obtained orders from a relatively small number of new clients each fiscal quarter. As a result, individual clients have often accounted for more than 10% of total revenues in a particular fiscal period. For each of the fiscal years ended May 31, 2001 and 2002, the Company had one client that accounted for approximately 14% and 19% of total revenues, respectively. For fiscal year ended May 31, 2003, the Company had three clients that accounted for approximately 24%, 13% and 12% of total revenues, respectively. Because of the nature of the Company's business operations, the Company anticipates that the number of clients that account for more than 10% of total revenues for a fiscal period will vary from period to period depending on the status and timing of significant orders by a particular client or clients in any given fiscal period.

Sales and Marketing

      The Company currently markets its products and services primarily through a direct sales force in North America and directly and indirectly in other parts of the world. The Company conducts marketing and sales programs that include strategic partner development, public relations, direct mail, Internet listings, advertising, seminars, trade shows and ongoing client communications programs. The Company is also listed with the United States General Services Administration (GSA), thus allowing federal agencies to purchase products from the Company, without the usual open-bid process required for government purchases from non-GSA suppliers. Sales and marketing personnel are located at the Company's headquarters in Massapequa, New York. The Company has an international sales and support office in Raamdonksveer, The Netherlands, that seeks viable distributors in its region of operation and provides technical support for RIMS products.

      The Company obtains sales leads through partners, the Internet, advertising, seminars, trade shows and relationships with industry consultants and other key players. A typical sales cycle begins with the generation of a sales lead or the receipt of a Request for Proposal ("RFP") from a prospective client or his representative. After qualification of the sales lead and analysis of the prospective client's requirements, a formal proposal in response to the RFP is prepared. The proposal generally describes how RIMS is expected to meet the RFP requirements and associated costs. Product demonstrations are often conducted at the prospective client's facilities using realistic data and scenarios. Reference calls to existing clients and site visits to other RIMS installations are also encouraged by the Company's sales staff. While the sales cycle varies substantially from opportunity to opportunity, it typically ranges from six months for a standard system and from six to 12 months for a system requiring substantial modification.

      The Company has developed a standardized, comprehensive and detailed implementation plan to guide new clients smoothly from contract signing to system startup. The Company's project managers utilize this methodology to ensure that projects are completed effectively and within budget. Depending on the experience level of the client and the ease of host integration, a first time client will usually be placed on a plan that ranges from ten to 24 weeks after the contract signing. Subsequent sites can typically be implemented four to eight weeks apart.

      The Company intends to supplement its marketing efforts by aligning itself with complimentary solutions providers and technology partners. Strategic alliances also assist the Company in keeping pace with technological developments of the major software and hardware vendors and, in certain instances, provide the Company with product development services. The Company has an Integration Alliance Agreement with QAD, Inc., the developer of the MFG/PRO ERP system. Purchasers of the MFG/PRO ERP suite may be linked to RIMS for their warehouse management needs through an application program interface
(API) module that contains software of the Company as an integral component. The Company is also a Solution Partner in the Symbol Technologies Partner Select Program, as a result of which the Company is an authorized reseller of certain of Symbol's products and licensed software and the Company and Symbol have agreed to certain joint marketing strategies for products of both companies.

      The Company markets RIMS through resellers located in the Argentina, Belgium, Luxembourg, the Netherlands and the United Kingdom. The Company's resellers are established systems integrators with large client bases in their respective regions. The Company's agreements with such resellers are not exclusive. The Company will continue to evaluate additional non-exclusive international resellers in Europe.

      For the fiscal years ended May 31, 2001, 2002, and 2003, approximately 17%, 11% and 6%, respectively, of the Company's revenues were generated outside the United States. There are a number of risks inherent in the Company's current and proposed international business activities. There can be no assurance that such factors will not have an adverse effect on the ability of the Company to increase revenues from future international sales and, consequently, on the Company's results of operations.

Product Development

      The Company seeks to offer an extensive, integrated product line that provides complete warehouse management functionality to warehouses worldwide. To effect this strategy, the Company intends to continue to introduce new modules, upgraded functionality and enhancements to existing products.

      The Company, through its development and support personnel, works closely with its clients and prospective clients and closely follows industry research to determine their requirements and to design enhancements and new products to meet client needs. Using input from the user and the technical community, the Company's steering committee will select suitable enhancements for inclusion in future releases of RIMS. Product improvements are often initiated by client-funded modifications that can be incorporated into the standard package. Clients benefit by funding enhancements that improve the baseline product through lower maintenance costs and future ability to upgrade. All Company product development is performed by its employees. The Company's capitalized software development costs were $494,668, $331,290 and $648,612 in fiscal 2001, 2002 and 2003, respectively. The Company plans to undertake continuous product improvement to ensure competitiveness. New modules and features will continue to be added throughout the fiscal year.

      The Company is continuing its software development efforts by designing enhancements to RIMS using Internet technologies compliant with current industry standards. By incorporating these technologies into RIMS, authorized users and their supply chain applications on the World Wide Web are able to access and manage a RIMS controlled warehouse from anywhere on the Internet. For example, a RIMS client is able to permit its authorized users to access its RIMS data repository via the Internet, which will reduce the burden on its own customer service department because the status of orders and the location of inventory for an order may be monitored directly by the authorized user (i.e., a retail client or plant manager). Vendor Managed Inventory (VMI) is also supported using the Internet accessibility. Protection of the client's data and restriction of unauthorized access are provided within the RIMS system using standards-based authorization and encryption. Scalability and ease of maintenance are additional benefits of this architecture. The first Internet- and intranet-based, Windows enabled RIMS Version was released in April 1999 as Version 4.0. Version 4.2, which provides additional Internet- and intranet-based capabilities, was released in December 1999, and Version 4.3 was released in July 2000. RIMS Version 4.3 features multiwarehouse functionality, a yard management system for inbound trucks and a link to a transportation management system (TMS). RIMS Version 4.3 also highlights tasks interleaving and new system directed RF task for increased operator productivity. During fiscal 2001, additional features were added to RIMS 4.3, including batch picking, cycle counting by item velocity, and an interface to external systems structured around the technology of Extensible Markup Language (XML). A standard report writer was also incorporated into the RIMS product offering. RIMS.Alert, an event-driven tool that employs XML technology to trigger electronic mail messages to subscribers, was released in May 2001 and can be integrated with a customer's RIMS application or implemented independently. RIMS Version 5.0 was announced in May 2003 and is currently in development. Its primary focus will be a modernized browser user interface and enhanced features such as Third Party Billing (Activity Based Costing), kitting and kit assembly, automatic carton size assignments to pickers, support for Global Trade Item Number (GTIN) tags and Vendor Managed Inventory.

      The Company intends to continue development of enhancements and to explore new opportunities as they relate to the acceleration of electronic commerce over the Internet. New products that extend the capabilities of a traditional warehouse management system to enhance a user's position in the supply chain, such as transportation management, sharing data with trading partners, and decision support tools, are typical applications of this technology. In addition, the Company intends to continue to develop certified interfaces with complementary third-party products, including leading ERP products and transportation management systems. The Company is also researching the development of a new product aimed at a different market base than that of its traditional RIMS product. As currently contemplated, the Company will combine its extensive warehouse systems experience, leading state-of-the-art technology and the RIMS system flexibility and configureability to create a warehouse management system targeted to small to mid-sized clients.

      There can be no assurance that the development of any product enhancements or new products will be completed successfully or that they will include the features required to achieve market acceptance. The introduction of each new release of RIMS has resulted in enhancements of earlier releases as the new releases offer improved features and functionality over prior versions. The Company continues to offer maintenance services for earlier releases of RIMS and the obsolescence of earlier releases has not had, and is not expected to have, a material impact on the Company's results of operations or financial condition. Delays or difficulties associated with introductions of new features, modules or products could have a material adverse effect on the Company's business, results of operations or financial condition.

Competition

      The market for warehouse management and distribution software and related services is very competitive and is characterized by rapid changes in technology and user needs and the frequent introduction of new products and product enhancements. The Company's competitors and potential market entrants range from small, privately-held firms to large national and international organizations with more extensive technical staffs and technological resources, larger marketing and sales organizations, and greater financial resources than the Company. The Company also competes with software applications developed by the internal management information system departments of its potential clients, as well as warehousing options embedded in certain ERP solutions. The Company, however, believes that potential clients increasingly will purchase software applications from outside vendors specializing in warehouse management software, including the Company, due to high development costs, poor support, the lack of comparable functionality, inconsistent or delayed development schedules and lack of programming talent within organizations not specifically focused on warehouse management solutions.

      The Company believes that historically the market for warehouse management and distribution software could be characterized by the size of the client or the complexity of the client's warehouse handling environment. Competitors in the high end of the market offered turnkey systems that typically integrated all aspects of software, hardware and services related to the warehouse management system, including electronic commerce functionality, real-time labor management functionality, labor planning, tracking and management functionality, integrated host system communications, modular software development, material handling device control, automated storage equipment control, inbound/outbound traffic management, and full receiving, putaway/storage, order processing, picking, packing, shipping, inventory control and management reporting functionality. Middle market competitors differ from high end competitors primarily by offering systems with limited hardware flexibility, little or no management, labor and storage reporting, little or no radio frequency functionality and reduced hardware and software costs. Middle market systems generally provide excellent tracking and control, but do not actively help to manage the warehouse operation. At the lower end of the market, competitors tend to specialize in a specific aspect of warehouse functionality, such as receipts tracking, warehouse data collection tasks or carousel control, and have smaller technical and development staffs.

      The Company believes that, unlike most of its competitors, it can compete effectively in both the high end and middle segments of the market due to the scaleability, flexibility, hardware and platform independence, configurability, functionality and price of RIMS. The Company has a large number of competitors in these markets and believes that its primary competitors in these markets are Red Prairie Corporation, Manhattan Associates, Inc., HighJump Software, and Provia Software, each of which provides complete warehouse management and distribution software. In addition, certain well-known software developers, such as SAP AG and J.D. Edwards & Co. offer integrated manufacturing or accounting software packages that include a warehouse management component. Many of the Company's competitors have greater name recognition, more extensive engineering, management and marketing capabilities and significantly greater financial, technological and personnel resources than the Company.

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

      The Company sells its products to its clients under a non-transferable perpetual license. The Company generally licenses its products solely for the client's internal operations and only at designated sites. The Company also makes available multi-site licenses. Multi-site licenses are discounted from the first license fee for the second site and beyond. Licensing of RIMS is based on the number of concurrent users. The Company also offers discounted enterprise-wide licenses for clients with numerous sites.

      The Company does not generally provide source code to the client under its licenses. The Company believes that providing source code increases the likelihood of misappropriation or other misuse of the Company's intellectual property. The Company has, however, entered into source code escrow agreements with certain clients whereby, under certain circumstances, source code is made available to a client. This is a common practice in the software industry. Under the terms of the Company's license agreements, the Company generally owns all modifications to its software that are implemented for a client.

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

Employees

      As of August 18, 2003, the Company had 26 employees, of which six were employees primarily in management and administration, eight in product development, ten in client support, and two in sales and marketing. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company considers its relations with its employees to be satisfactory.

Item 2. Description of Property.

      The Company's headquarters are located in Massapequa, New York in approximately 10,000 square feet of office space that is leased from Robocom Properties, Inc., a corporation of which the principal shareholders are currently officers or directors of the Company. See "Item 12. Certain Relationships and Related Transactions." The annual rental on the corporate headquarters is $168,000 (excluding operating expenses, insurance, property taxes and assessments), subject to increases based upon fluctuations in the prime rate, as published in the Wall Street Journal. The lease expires on December 31, 2010.

      The Company also leases approximately 280 square feet in Raamsdonksveer in the Netherlands. The lease expires on April 13, 2005, and will automatically be extended for a periods of one year, until six months notice to terminate the lease is given by the Company. The lease has an annual rental rate of approximately $5,000 (excluding operating expenses and insurance).

      The Company believes that its existing facilities are sufficient for its current operations.

Item 3. Legal Proceedings.

      The Company is not a party to any material legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

                                     Part II

Item 5. Market for Common Equity and Related Shareholder Matters.

      The Company's Common Stock trades on The Over-the-Counter Bulletin Board under the symbol RIMS. The following table represents the high and low price information for the Company's Common Stock for each quarterly period in fiscal 2002 and 2003.

                                                         Fiscal 2002                 Fiscal 2003
                                                         High        Low             High        Low
                                                         ----        ---             ----        ---
            Quarter ended August 31                     $0.35      $0.12            $0.28      $0.09
            Quarter ended November 30                    0.11       0.03             0.18       0.05
            Quarter ended February 28                    0.30       0.03             0.21       0.05
            Quarter ended May 31                         0.65       0.13             0.26       0.06

      Quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

      On August 18, 2003, the closing price of the Company's Common Stock as reported on the Over-the-Counter Bulletin Board was $0.52.

      As of May 31, 2003, there were 4,495,984 shares of the Company's Common Stock outstanding held by approximately 36 shareholders of record. Of the 4,495,984 shares, 1,693,993 shares of Common Stock were held in street name.

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

Overview

      The Company's principal activities include marketing and support of comprehensive warehouse management software systems. The Company licenses its RIMS warehouse management systems; it provides related services (including customization and modification, project management, training and implementation) and maintenance support; and it sells related third-party hardware products. Prior to fiscal 1997, the Company's revenues were principally derived from highly-customized RIMS warehouse systems and adaptations that required substantial modifications to meet the functionality required by clients. Since then, the Company has replaced virtually all of the customized revenues with revenues from the sale of the Company's standard RIMS warehouse management software system. As a result, the Company's future operating results are significantly dependent upon continued market acceptance of RIMS and enhancements thereto. In addition, since a substantial portion of the Company's revenues in any fiscal period are derived from relatively few sales of RIMS, both the number of new sales of RIMS and the timing of orders for, and installations of, new systems in any fiscal period, has caused and is expected to continue to cause, significant fluctuations in revenue from period to period.

      The Company's revenues are derived from software license fees, fees for services, sales of hardware and maintenance fees. Software license fees include revenue from the licensing of the Company's proprietary RIMS software and, to a limited extent, revenue from the sublicensing of certain third-party software. Software license fee revenue is recorded when the software has been delivered, the license agreement with the client has been executed and collection of the resulting receivable is deemed probable. Service revenues are derived from project management, customization and modification of licensed software, training, on-site support and implementation services. Service revenues are recorded when the service is performed. Hardware revenues are derived from the Company's resale of a variety of third-party hardware products on behalf of other manufacturers, including computer hardware, radio frequency equipment, bar code scanners, printers and other peripherals. Such revenues are recognized when the title to such hardware passes to the client. Clients typically enter into one-year maintenance agreements with the Company upon the completion of the software utilization and pay maintenance fees annually or monthly in advance. The Company recognizes revenue from each maintenance agreement ratably over the period covered by the agreement, but is only required to perform maintenance services as and when the client requests them. Historically, all of the Company's RIMS clients have entered into, and substantially all of the Company's RIMS clients have renewed, maintenance agreements with the Company.

      The Company's total revenues are dependent upon a relatively small number of large sales. In addition, the general slowdown that began in fiscal 2001, reduced spending levels within the customer base due to economic conditions and the global environment. These factors further affected the Company's sales and resulted in fewer new customer installations, while the large contract with one customer contributed significantly to revenues. Revenues from the Company's five largest clients in each of fiscal 2001, 2002 and 2003 accounted for approximately 38%, 44% and 65% of total revenues, respectively.

      Costs of revenues represents the cost of software modification, system implementation and other services, hardware and maintenance support. Costs of services and costs of maintenance consist primarily of labor costs for client support, including personnel costs, and costs relating to subcontracted services and overhead. Typically, costs of maintenance associated with the Company's standard maintenance contract decrease over the life of the maintenance contract. The number of programmers and service and support personnel employed by the Company was 21 at May 31, 2001, and 18 at May 31, 2002 and 2003. Programmers also function as engineers in the development of software, as described below. Cost of hardware consists primarily of the cost of hardware sold by the Company on behalf of other manufacturers.

      Amortization of software development costs consists of the amortization of costs of engineering personnel and related development expenses, such as the development of software tools and documentation, capitalized starting at the point technological feasibility is demonstrated. The Company believes that a significant level of investment in software development is essential to achieve and maintain a market leadership position. The Company capitalized $494,668, $331,290 and $648,612 in fiscal 2001, 2002 and 2003, respectively, for software development costs. Research and development costs for these periods were not significant. The Company employed 13, seven and eight software development employees at May 31, 2001, 2002 and 2003, respectively, some of which also functioned as programmers for the installation or modification of the Company's software. Amortization of software development costs has decreased primarily due to the final amortization of capitalized software development costs for early versions of RIMS in the 2002 period. RIMS has been technologically feasible since 1992 and saleable since the beginning of fiscal 1995. The Company's past, current and planned product development efforts are directed at enhancing and improving RIMS. Version 4.0, based on Internet technology, enables authorized users to monitor and manage their warehouses and enables supply chain partners to access order and shipment status in real time, for the cost of an Internet connection. Version 4.0 provides Internet functionality with Microsoft Windows NT compatibility while maintaining compatibility with UNIX. Version 4.2 provides additional Internet- and intranet-based capabilities. Features in RIMS Version
4.3 include multiwarehouse functionality, a yard management system for inbound and outbound trucks and a link to a transportation management system (TMS). RIMS Version 5.0 was announced in May 2003 and is currently in development. Its primary focus will be a modernized browser user interface and enhanced features such as Third Party Billing (Activity Based Costing), kitting and kit assembly, automatic carton size assignments to pickers, support for Global Trade Item Number (GTIN) tags and Vendor Managed Inventory. The Company anticipates that the dollar amount of the costs capitalized will not increase significantly during fiscal 2004. As a percentage of total revenue, the Company anticipates that amortization of software development expenses will decrease as older versions are fully amortized and revenues increase.

      Selling, general and administrative expenses consist primarily of salaries for sales, marketing, administrative, executive and financial personnel, commissions paid to sales personnel, and travel and promotional expenses. The sales and marketing, general and administrative staff consisted of ten employees at May 31, 2001 and eight employees at May 31, 2002 and 2003. The Company anticipates that such expenses will decrease as a percentage of total revenues as revenues increase.

Strategy and Restructure of Operations

      During fiscal 2002, the Company implemented a new strategy to improve its financial position by increasing its emphasis on its strong relationships with existing customers in an effort to increase revenues from upgrades, modifications to RIMS and additional training and consulting services, while continuing to seek new customers. As existing customers upgrade to the latest versions of RIMS Versions 4.3 and Version 5.0 (when available for sale), the Company intends to more aggressively market additional implementation services and new state-of-the-art hardware, as well as its RIMS.Alert product. The Company also has begun to offer additional maintenance services for the computer systems administration of its existing customers. Management anticipates that these additional services and product sales, as well as sales to new customers, will increase revenues.

      In addition, the Company intends to continue the advancement of its RIMS product by developing new features and accessory software directly related to RIMS. The Company is also researching the development of new products aimed at a different market base than that of its standard RIMS product. It is anticipated that these new products will combine the Company's extensive warehouse systems experience and leading state-of-the-art technology.

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

      Since restructuring its operations, the Company has been able to increase revenues and regain positive operating results, while improving relationships with existing customers, and has obtained sales from new domestic customers. The Company believes it will continue to increase revenues and improve its operating results during fiscal 2004.

Results of Operations:

      The following table sets forth, for the periods indicated, certain statement of operations data:

                                 (In thousands)

                                                          Year ended May 31,
                                                ---------------------------------------
                                                   2001          2002         2003
                                                   ----          ----         ----
Revenue:
   Software license fees ...................      $   685       $   667       $  230
   Services ................................        1,313           533        1,299
   Hardware ................................          440           403          730
   Maintenance .............................        1,399         1,503        1,470
                                                  -------       -------       ------
   Total revenues ..........................        3,837         3,106        3,729
                                                  -------       -------       ------

Cost of revenue:
  Cost of license fees .....................           80           107            1
  Cost of services .........................          871           452          624
  Cost of hardware .........................          285           356          503
  Cost of maintenance ......................        1,239         1,055          626
                                                  -------       -------       ------
  Total cost of revenues ...................        2,475         1,970        1,754
                                                  -------       -------       ------

Amortization of software
  development costs ........................        2,072         1,524          774
                                                  -------       -------       ------
Gross margin ...............................         (710)         (388)       1,201
Selling, general and administrative expenses        2,332           904          683
                                                  -------       -------       ------
Income (loss) from operations ..............       (3,042)       (1,292)         518
Interest expense, net ......................           17            39           32
                                                  -------       -------       ------
Income (loss) before income taxes ..........       (3,059)       (1,331)         486
Benefit of income taxes ....................          (44)           --           --
                                                  -------       -------       ------
Net income (loss) ..........................      $(3,015)      $(1,331)      $  486
                                                  =======       =======       ======

Comparison of Fiscal Years Ended May 31, 2002 and May 31, 2003

      Revenue. Total revenue increased from $3,106,510 in the year ended May 31, 2002 to $3,728,794 for the year ended May 31, 2003. Software license fees decreased by approximately 65% in fiscal 2003 as compared to fiscal 2002, primarily because the Company sold fewer RIMS licenses, particularly internationally. The Company has continued to experience the effects of the declining United States' and European economies. This decline has resulted in delayed and cancelled buying decisions by customers for software and pressure by customers and competitors to discount license fees. In addition, during the 2002 period, the Company realized a non-recurring deferred license in the amount $52,000. Services revenues increased by approximately 144% in fiscal 2003 as compared to fiscal 2002, primarily due to higher revenues from services related to the installations of new RIMS sites and upgrades and modifications to existing RIMS sites during the 2003 period. In addition, during fiscal 2003, the Company realized non-recurring deferred service revenue in the amount of $88,537. Hardware revenues increased by approximately 81% in fiscal 2003 as compared to fiscal 2002, primarily due to a significant sale of RIMS-related hardware during the 2003 period. Maintenance revenues decreased by approximately 2% in fiscal 2003 as compared to fiscal 2002, primarily due to the election of a few customers using older versions of RIMS to reduce maintenance coverage. This decrease in maintenance revenue was offset, in part, by additional maintenance revenues for new RIMS sites and for equipment and software modifications sold during the 2003 period.

      Cost of Revenues. Total cost of revenues decreased by approximately 11% from $1,970,238 in fiscal 2002 to $1,754,612 in fiscal 2003. As a percentage of revenue, total cost of revenues decreased from approximately 63% in fiscal 2002 as compared to approximately 47% in fiscal 2003. As a percentage of license fee revenues, cost of license fees decreased to approximately .5% in fiscal 2003 as compared to approximately 16% in fiscal 2002. This decrease is primarily due to a credit related to prior periods applied to associated third party license fees in the 2003 period. As a percentage of services revenues, the cost of services decreased to approximately 48% in fiscal 2003 as compared to approximately 85% in the 2002 period. This decrease is primarily due to higher billable support services associated with the installations of new RIMS sites and upgrades and modifications to existing RIMS sites, in addition to the realization of non-recurring service revenues with no associated costs during the 2003 period. As a percentage of hardware revenues, the cost of hardware was lower in fiscal 2003 due to the sale of RIMS-related hardware at a higher margin during the 2003 period. As a percentage of maintenance revenues, the cost of maintenance was lower in the 2003 period as compared to the 2002 period, primarily due to lower maintenance costs relating to RIMS version 4.3. The Company expects these costs to continue to decrease as customers continue to upgrade to newer versions of RIMS.

      Amortization of Software Development Costs. Amortization of software development costs decreased by approximately 49%, from $1,524,021 in fiscal 2002 to $774,006 in fiscal 2003. This decrease was due to the final amortization of capitalized software development costs for early versions of RIMS during fiscal 2002. As a percentage of revenue, the amortization of software development costs was approximately 49% in fiscal 2002 and approximately 21% in fiscal 2003.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by approximately 24%, from $904,294 in fiscal 2002 to $682,905 in fiscal 2003. As a percentage of revenue, selling, general and administrative expenses decreased from approximately 29% in fiscal 2002 to approximately 18% for the 2003 period. During fiscal 2002, the Company took actions to significantly reduce selling, general and administrative expenses. These actions included restructuring operations to more closely align operating costs with revenue, reducing overhead expenses, and reviewing and revising all other expenditures. The results of these actions were reflected in the reduced selling, general and administrative expenses in fiscal 2003. Although the Company will continue to seek ways in which it can reduce costs, it expects selling, general and administrative expenses to remain at current levels through 2004.

      Interest (Income) Expense, Net. Interest income decreased by $808 to $3,419 in fiscal 2003 as compared to $4,227 in fiscal 2002. The decrease is primarily due to the decline in interest rates during the 2003 period. Interest expense decreased by $8,388 to $35,100 from $43,488. This decrease is primarily due to the reduction in the loan payable to Baseboard Investments, LLC.

      Income Taxes. No provision or benefit of income taxes is reflected in the 2003 or 2002 periods, as the Company has sufficient net operating losses to offset current earnings. No deferred tax expense has been recorded in the 2003 or the 2002 period as the Company continues to record a valuation allowance to reserve for its net deferred tax assets. The valuation allowance at May 31, 2002 and 2003 was provided because of uncertainty, based on the Company's historical results, with respect to realization of deferred tax assets. The benefit of income taxes of $44,139 in the 2001 period consisted of a reduction of the prior year's liability related to software costs.

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

      Provision (Benefit) of Income Taxes. In fiscal 2002, no net deferred tax expense was recorded as the Company continued to record a valuation allowance to reserve for the net deferred tax asset. The valuation allowance at May 31, 2001 and 2002 was provided because of uncertainty, based on the Company's historical results, with respect to realization of deferred tax assets. The benefit of income taxes of $44,139 in the 2001 period consisted of a reduction of the prior year's liability related to software costs.

Fluctuations in Operating Results

      The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future, depending upon a number of factors, such as the length of the Company's sales cycle, the unanticipated cancellation of significant agreements, the timing of new version releases by the Company and its competitors, budgeting cycles of the Company's clients, demand for the Company's software, software life cycles, acceptance of new software introduced by the Company and its competitors, the size and timing of client orders, changes in the proportion of revenues attributable to software license fees versus services, changes in the level of operating expenses and general economic conditions. In addition, a significant portion of the Company's revenues has been derived from relatively few sales of licenses for RIMS, and, consequently, the timing of such sales has caused material fluctuations in the Company's operating results. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

      Because the Company recognizes a significant portion of revenues over the installation period of the system (which, although designed to be completed in approximately four months, generally ranges from four to eight months in duration as a result of the client's scheduling requirements) and because installation commences promptly after execution of the related license agreement, the Company does not maintain a significant backlog. Software license fees for each quarter depend in part on orders for which implementation has begun during that quarter and on license agreements under implementation that were executed in prior quarters. The sales cycle for RIMS typically ranges from six to twelve months, and contract signing may be delayed for a number of reasons, including client budgetary constraints and internal authorization reviews. In addition, delays in the completion of a contract may require that the revenues associated with such contract be recognized over a longer period. Consequently, the Company's business, results of operations or financial condition for a quarter could be materially adversely affected by implementation delays.

Liquidity and Capital Resources

      During fiscal 2003, the Company funded its operations through cash flows from operations. The Company did not require any draw down of its existing line of credit during fiscal 2003.

      Net cash provided by operating activities was $1,203,781 and $461,337 in fiscal 2003 and 2002, respectively. Net cash used in operating activities was $571,276 in fiscal 2001. Cash flows from operations increased in the 2003 period primarily due to an increase in income from operations.

      The Company capitalized $494,668, $331,290 and $648,612 in fiscal 2001, 2002 and 2003, respectively, for software development costs. Any costs associated with the development of new products or enhancements to the existing RIMS product will be financed through working capital.

      As of May 31, 2003, the Company had $435,485 in cash and cash equivalents and working capital of $201,239.

      The Company has a line of credit from Baseboard Investments LLC, a limited liability company, the members of which consist of three principal shareholders and directors of the Company. This line of credit provides for borrowings of up to $1,250,000, and expires on September 19, 2004. Borrowings bear interest at the prime rate plus two percent (6.00% at August 18, 2003). As of August 18, 2003, $240,146 had been drawn down from this line of credit.

      The Company's capital requirements depend on many factors, including the level and timing of revenues and new product development. However, the Company is limited to its current cash, cash equivalents and available unused lines of credit for funding such internal growth and development. No significant capital expenditures are anticipated in the next 12 months.

      For the year ended May 31, 2003, the Company operated on a positive cash flow basis and recorded net income of $1,259,596, or $.28 per share, excluding the amortization of software development costs. The Company believes its existing cash and cash equivalents, anticipated revenues from existing maintenance contracts, and anticipated revenues from existing contracts for implementation of RIMS at new sites, including license fees, hardware and services, are sufficient to fund the Company's operations at the current levels beyond fiscal 2004.

Inflation and Seasonality

      The Company does not believe its operations have been materially affected by inflation or seasonality.

Item 7. Financial Statements

                          INDEX TO FINANCIAL STATEMENTS

                                                                     Form 10-KSB
                                                                    Page Numbers

Reports of Independent Auditors...................................        21

Balance Sheets as of May 31, 2002 and 2003........................        22

Statements of Operations for the years ended May 31, 2001, 2002
  and 2003........................................................        23

Statements of Shareholders' Equity for the years ended May 31,
  2001, 2002 and 2003.............................................        24

Statements of Cash Flows for the years ended May 31, 2001, 2002
  and 2003........................................................        25

Notes to Financial Statements.....................................        26

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
Robocom Systems International Inc.

We have audited the accompanying balance sheets of Robocom Systems International Inc. as of May 31, 2003, and 2002, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended May 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robocom Systems International Inc. at May 31, 2003 and 2002, and the results of its operations, and its cash flows for each of the three years in the period ended May 31, 2003 in conformity with accounting principles generally accepted in the United States.


                                                    /s/ Eisner & Lubin LLP

New York, New York
July 16, 2003

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                                             2002               2003
                                                                        ------------       ------------
Assets
Current assets:
     Cash and cash equivalents ...................................      $    219,370       $    435,485
     Accounts receivable, less allowance for doubtful accounts of
        $20,201 in 2003 and $9,180 in 2002 .......................           448,056            445,882
     Unbilled revenue ............................................           163,408            117,212
     Deferred taxes ..............................................            29,128             37,929
     Other current assets ........................................           125,097            139,102
                                                                        ------------       ------------
Total current assets .............................................           985,059          1,175,610

Property and equipment, less depreciation of $311,453 in 2002 and
      $334,576 in 2003 ...........................................            64,689             40,483
Capitalized software, net ........................................         1,647,319          1,521,925
                                                                        ------------       ------------
Total assets .....................................................      $  2,697,067       $  2,738,018
                                                                        ============       ============

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable ............................................      $     94,293       $     68,683
     Accrued expenses ............................................           252,454            240,029
     Other current liabilities ...................................                --             25,000
     Deferred revenue ............................................           741,862            640,659
                                                                        ------------       ------------
Total current liabilities ........................................         1,088,609            974,371
                                                                        ------------       ------------

Loans payable to shareholders ....................................            90,888             71,830
Loans payable to Baseboard Investments, LLC ......................           566,542            266,542
Loan payable to Robocom Properties Inc. ..........................           161,872                 --
Other liabilities ................................................            25,000                 --
Deferred tax liabilities .........................................            29,128             37,929
                                                                        ------------       ------------
Total liabilities ................................................         1,962,039          1,350,672
                                                                        ------------       ------------

Shareholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares authorized;
        None issued ..............................................                --                 --
     Common stock, $.01 par value; 10,000,000 shares authorized;
        4,495,984 issued and outstanding at May 31, 2002 and
        2003 .....................................................            44,960             44,960
     Warrants: 100,000 outstanding at May 31, 2003 ...............                --            166,728
     Additional paid-in capital ..................................        11,832,246         11,832,246
     Accumulated deficit .........................................       (11,142,178)       (10,656,588)
                                                                        ------------       ------------
Total shareholders' equity .......................................           735,028          1,387,346
                                                                        ------------       ------------
Total liabilities and shareholders' equity .......................      $  2,697,067       $  2,738,018
                                                                        ============       ============

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS

                                                                  Year ended May 31,
                                                   ----------------------------------------------
                                                      2001              2002             2003
                                                   -----------       -----------       ----------
Revenues:
   Software license fees ....................      $   684,624       $   666,664       $  230,127
   Services .................................        1,313,395           533,037        1,299,036
   Hardware .................................          439,921           403,187          730,297
   Maintenance ..............................        1,398,801         1,503,622        1,469,334
                                                   -----------       -----------       ----------
   Total revenues ...........................        3,836,741         3,106,510        3,728,794
                                                   -----------       -----------       ----------

Cost of revenues:
   Cost of license fees .....................           79,906           107,404            1,071
   Cost of services .........................          870,925           451,805          623,948
   Cost of hardware .........................          285,006           356,005          503,141
   Cost of maintenance ......................        1,239,199         1,055,024          626,452
                                                   -----------       -----------       ----------
   Total cost of revenues ...................        2,475,036         1,970,238        1,754,612
Amortization of software development costs ..        2,071,718         1,524,021          774,006
                                                   -----------       -----------       ----------
                                                     4,546,754         3,494,259        2,528,618
                                                   -----------       -----------       ----------
Gross margin ................................         (710,013)         (387,749)       1,200,176

Selling, general and administrative expenses         2,331,836           904,294          682,905
                                                   -----------       -----------       ----------
Income (loss) from operations ...............       (3,041,849)       (1,292,043)         517,271
Interest expense, net .......................           16,809            39,261           31,681
                                                   -----------       -----------       ----------
Income (loss) before benefit of income taxes        (3,058,658)       (1,331,304)         485,590
Benefit of income taxes .....................          (44,139)               --               --
                                                   -----------       -----------       ----------
Net income (loss) ...........................      $(3,014,519)      $(1,331,304)      $  485,590
                                                   ===========       ===========       ==========
Net income (loss) per basic and diluted share      $      (.67)      $      (.30)      $      .11
                                                   ===========       ===========       ==========

Weighted average shares outstanding .........        4,495,984         4,495,984        4,495,984
                                                   ===========       ===========       ==========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                      Common Stock
                           ----------------------------------

                                           Par                     Additional                         Deferred           Total
                                          Value                      Paid-In        Accumulated        Compen-       Shareholders'
                             Shares        $.01      Warrants        Capital          Deficit          sation            Equity
Balance,
  June 1, 2000 .......     4,495,984     $44,960     $     --     $ 11,832,246     $ (6,796,355)     $    (8,687)     $ 5,072,164

Net Loss .............            --          --           --               --       (3,014,519)              --       (3,014,519)
Amortization of
deferred compensation             --          --           --               --               --            8,687            8,687
                           ------------------------------------------------------------------------------------------------------
Balance,
  May 31, 2001 .......     4,495,984      44,960           --       11,832,246       (9,810,874)              --        2,066,332

Net loss .............            --          --           --               --       (1,331,304)              --       (1,331,304)
                           ------------------------------------------------------------------------------------------------------
Balance,
  May 31, 2002 .......     4,495,984      44,960           --       11,832,246      (11,142,178)              --          735,028

Net income ...........            --          --           --               --          485,590               --               --

Common stock
  warrants ...........            --          --      166,728               --               --               --               --
                           ------------------------------------------------------------------------------------------------------
Balance,
  May 31, 2003 .......     4,495,984     $44,960     $166,728     $ 11,832,246     $(10,656,588)     $        --      $ 1,387,346
                           ======================================================================================================

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS

                                                                       Year ended May 31,
                                                           -----------------------------------------
                                                               2001           2002           2003
                                                           -----------    -----------    -----------
Operating activities
Net income (loss) ......................................   $(3,014,519)   $(1,331,304)   $   485,590
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
       Depreciation and amortization of property and
         equipment .....................................       105,640         74,375         44,202
       Benefit of deferred taxes .......................       (44,139)            --             --
       Amortization of software development costs ......     2,071,718      1,524,021        774,006
       Amortization of deferred compensation ...........         8,687             --             --
       Provision for bad debts .........................        (8,823)         9,180         11,021
       Gain on sales of fixed assets ...................       (13,167)            --             --
       Changes in operating assets and liabilities:
         Accounts receivable ...........................       802,278        102,045         (8,847)
         Unbilled revenue ..............................        31,232        (22,617)        46,196
         Other current assets ..........................       108,521        (56,435)       (14,005)
         Accounts payable ..............................      (157,395)        90,005        (25,610)
         Accrued expenses ..............................      (509,410)      (123,524)        (7,569)
         Deferred revenue ..............................        44,348        188,169       (101,203)
         Other assets ..................................         3,753          7,422             --
                                                           -----------    -----------    -----------
Net cash provided by (used in) operating activities ....      (571,276)       461,337      1,203,781
                                                           -----------    -----------    -----------

Investing activities
Software development costs .............................      (494,668)      (331,290)      (648,612)
Redemption of short-term investments ...................       463,833             --             --
Proceeds from sales of fixed assets ....................        22,558             --             --
Capital expenditures ...................................        (8,066)        (4,555)       (19,996)
                                                           -----------    -----------    -----------
Net cash used in investing activities ..................       (16,343)      (335,845)      (668,608)
                                                           -----------    -----------    -----------

Financing activities
Loan payable to shareholders ...........................            --             --        (19,058)
Loan payable to Baseboard Investments LLC ..............       550,000             --       (300,000)
Deferred costs related to private placement in
  process ..............................................      (159,012)            --             --
Write off of deferred costs related to private placement       229,836             --             --
                                                           -----------    -----------    -----------
Net cash provided by (used in) financing activities ....       620,824             --       (319,058)
                                                           -----------    -----------    -----------

Increase in cash and cash equivalents ..................        33,205        125,492        216,115
Cash and cash equivalents at beginning of year .........        60,673         93,878        219,370
                                                           -----------    -----------    -----------
Cash and cash equivalents at end of year ...............   $    93,878    $   219,370    $   435,485
                                                           ===========    ===========    ===========
Supplemental disclosures of cash flow information:
  Cash paid for interest ...............................   $    28,469    $     2,303    $     1,396
                                                           ===========    ===========    ===========
Non-cash financing activity:
  On May 27, 2003, the Company issued warrants to purchase 100,000 shares of Common Stock in return for the release of long term debt in the amount of $161,872 and the related interest of $4,856.

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

      Concentration of Credit Risk

      The Company's client base is comprised of large clients in diversified industries. Ongoing credit evaluations of its clients' financial condition are made and generally no collateral is required. For each of the fiscal years ended May 31, 2001 and 2002, the Company had one client that accounted for approximately 14% and 19% of total revenues, respectively. For the fiscal year ended May 31, 2003, the Company had three clients that accounted for approximately 24%, 13% and 12% of total revenues, respectively. Revenues from the Company's five largest clients in each of fiscal 2001, 2002 and 2003 accounted for approximately 38%, 44% and 65% of total revenues, respectively. Management does not believe significant credit risk existed at May 31, 2003.

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

                       Robocom Systems International Inc.
                  Notes to the Financial Statements (continued)

      Unbilled revenues represent aggregate revenues earned in excess of related billings and are shown as a current asset. Deferred revenues relate to billings in advance of the services and are shown as a current liability.

      Software Development Costs

      Software development costs have been capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The capitalization of these costs begins when a product's technological feasibility has been established, and ends when the product is available for general release to clients. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. The Company capitalizes software development costs associated with each subsequent enhancement of its product upon the achievement of technological feasibility. Software development costs including enhancements are amortized to cost of revenue using the straight-line method over five years or the expected life of the product, whichever is less. Research and development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Such amounts for the periods presented are not significant.

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

      Basic and Diluted Net Income (Loss) Per Share

      Basic and diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the periods presented. Since the Company's common equivalent shares, which consist of stock options and warrants, are antidilutive, the basic and diluted net loss per share amounts are the same.

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

                       Robocom Systems International Inc.
                  Notes to the Financial Statements (continued)

      Income Taxes

      The Company provides for income taxes under SFAS No. 109, "Accounting for Income Taxes," which employs an asset and liability approach in accounting for income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted laws.

      Advertising Costs

      Advertising costs are expensed as incurred. For the years ended May 31, 2001, 2002 and 2003, these costs amounted to approximately $138,000, $53,000 and $25,000, respectively.

      Segment Information

      The Company operates in one business segment, as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

      The Company's revenues by geographic markets are summarized below:

                                   2001               2002               2003
                                ----------         ----------         ----------

Domestic ..............         $3,192,716         $2,765,234         $3,496,349
Europe ................            522,797            243,124            162,595
Pacific ...............            106,670             85,084             60,102
Other .................             14,558             13,068              9,748
                                ----------         ----------         ----------
                                $3,836,741         $3,106,510         $3,728,794
                                ==========         ==========         ==========

2. Shareholders' Equity

      Warrants

      On May 27, 2003, the Company issued warrants to purchase 100,000 shares of Common Stock at an exercise price of $0.50 per share to Robocom Properties, Inc. ("Properties"), in return for the release of long-term debt in the amount of $161,872 and the related interest of $4,856 owed to Properties under a long-term debt agreement dated May 30, 2002. These stock purchase warrants can be exercised at any time and will expire on May 31, 2008. The shareholders of Properties are also shareholders of the Company.

      Stock Option Plan

      The Company has a Stock Option and Long-term Incentive Compensation Plan (the "Plan"), which, as amended, provides for the issuance of up to 1,150,000 shares of the Company's Common Stock. Outstanding options were granted at an exercise price equal to or in excess of the prevailing market price on the grant date. These options contain a vesting schedule determined at the date of grant. Incentive stock options are granted to employees. All other options granted, including those granted to directors and consultants, are nonqualified options.

                       Robocom Systems International Inc.
                  Notes to the Financial Statements (continued)

      The following summarizes stock option activity during fiscal 2001, 2002 and 2003:

                                                                   Weighted-
                                                   Shares           Average
                                                    under           Exercise
                                                   Option             Price
                                             ------------------   -----------
           Balance, June 1, 2000                   632,950           $3.91
           Granted                                 358,000           $0.95
           Cancelled                              (200,500)          $2.35
                                             ------------------
           Balance, May 31, 2001                   790,450           $2.96
           Cancelled                              (506,750)          $2.22
                                             ------------------
           Balance, May 31, 2002                   283,700           $4.29
           Granted                                  45,000           $0.09
           Cancelled                              (154,700)          $6.91
                                             ------------------
           Balance, May 31, 2003                   174,000           $0.87
                                             ==================

      The options exercisable at May 31, 2001, 2002 and 2003 were 391,699, 246,700 and 174,000, respectively. The weighted average exercise price of options exercisable at May 31, 2001, 2002 and 2003 was $4.29, $4.76 and $0.87,
respectively.

      The weighted-average fair value of options granted during the years ended May 31, 2001 and 2003 was $0.64 and $0.09 per share, respectively. No options were granted during fiscal 2002.

      The following table summarizes information about this plan at May 31, 2003:

                      Options             Weighted           Options
                    Outstanding           Average          Exercisable
     Exercise       -----------          Remaining         -----------
      Prices           Shares         Contractual Life        Shares
      ------           ------         ----------------        ------
      $0.090           45,000             4.8 years            45,000
      $0.500           75,000             2.6 years            75,000
      $0.750           15,000             2.5 years            15,000
      $2.000            5,000             0.8 years             5,000
      $2.625           34,000             1.9 years            34,000
                   -------------                          --------------
                      174,000                                 174,000
                   =============                          ==============

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

                                                    For the year ended May 31,
                                                 -------------------------------
                                                      2001              2003
                                                      ----              ----
      Expected life.........................        2-5 years          5 years
      Interest rate.........................       4.64-6.26%           1.18%
      Volatility............................          1.30               1.80
      Dividend yield........................           0%                 0%

                       Robocom Systems International Inc.
                  Notes to the Financial Statements (continued)

      If the Company had recognized compensation cost for stock-based employee compensation in accordance with SFAS No. 123, the Company's net loss for the years ended May 31, 2001 and 2002 would have increased and net income for the year ended May 31, 2003 would have decreased as follows:

                                                                           For the year ended May 31,
                                                                 -----------------------------------------------
                                                                      2001             2002             2003
                                                                      ----             ----             ----
      Pro forma net income (loss):
          As reported ........................................   $  (3,014,519)   $  (1,331,304)   $     485,590
          Pro forma in accordance with SFAS No. 123 ..........   $  (3,175,934)   $  (1,400,825)   $     433,348
      Pro forma basic and diluted net income (loss) per
        share:
          As reported ........................................   $        (.67)   $        (.30)   $         .11
          Pro forma in accordance with SFAS No. 123 ..........   $        (.71)   $        (.31)   $         .10

      The compensation expense and pro forma net income (loss) may not be indicative of amounts to be included in future periods.

      The remaining number of shares reserved for options at May 31, 2003 was 976,000.

3. Detail of Certain Balance Sheet Accounts

      Software Development Costs, net

      Software development costs, net, consisted of the following:

                                                        May 31,
                                             ----------------------------
                                                 2002             2003
                                             -----------      -----------

      Software development costs .......     $ 6,923,582      $ 4,590,393
      Less accumulated amortization ....      (5,276,263)      (3,068,468)
                                             -----------      -----------
                                             $ 1,647,319      $ 1,521,925
                                             ===========      ===========

      Accrued Expenses

      Accrued expenses consisted of the following:

                                                            May 31,
                                                     ---------------------
                                                       2002         2003
                                                     --------     --------

      Accrued third party software costs .......     $ 32,925     $     --
      Payroll and related taxes ................       63,640       74,623
      Accrued hardware costs ...................        1,152        1,000
      Professional fees and other ..............      154,737      164,406
                                                     --------     --------
                                                     $252,454     $240,029
                                                     ========     ========

                       Robocom Systems International Inc.
                  Notes to the Financial Statements (continued)

4. Employee Benefit Plan

      The Company has a 401(k) defined contribution plan. This plan covers all employees subject to certain service requirements. Under the terms of the 401(k) plan, the Company will match 50% of an employee's contribution up to 6% of the participating employee's compensation. Plan expenses for each of the years ended May 31, 2001, 2002 and 2003 amounted to $45,000, $23,000 and $32,000, respectively.

5. Income Taxes

      Deferred tax assets and liabilities are determined based on the difference between the financial accounting and the tax bases of assets and liabilities. Significant components of the Company's deferred tax assets and liabilities as of May 31, 2002 and 2003 were as follows:

                                                          May 31,
                                                  ------------------------
                                                     2002          2003
                                                  ----------    ----------
      Deferred tax assets:
         Accrued expenses ....................    $   25,456    $   29,849
         Allowance for doubtful accounts .....         3,672         8,080
         Net operating loss carryforwards ....     3,490,487     3,180,446
                                                  ----------    ----------
      Total deferred tax assets ..............     3,519,615     3,218,375
      Valuation allowance ....................     2,860,687     2,609,605
                                                  ----------    ----------
      Net deferred tax assets ................       658,928       608,770
      Deferred tax liabilities:
          Software development costs .........       658,928       608,770
                                                  ----------    ----------
      Net deferred tax liabilities ...........    $       --    $       --
                                                  ==========    ==========

      The valuation allowance at May 31, 2001, 2002 and 2003 was provided because of uncertainty, based on the Company's historical results, with respect to realization of deferred tax assets. The valuation allowance increased during the years ended May 31, 2001 and 2002 by $1,135,760 and $387,458, respectively, and decreased during the year ended May 31, 2003 by $251,082.

      The components of the tax benefit for the three years ended May 31, 2001, 2002 and 2003 are as follows:

                                                        For the year ended May 31,
                                                   ----------------------------------
                                                      2001         2002        2003
                                                   ---------    ---------   ---------
      Currently Payable:
          Before benefit of operating loss
            carryforward .......................          --           --   $ 254,106
          Benefit of operating loss carryforward          --           --    (254,106)
      Deferred:
          Federal ..............................   $ (34,208)          --          --
          State ................................      (9,931)          --          --
                                                   ---------    ---------   ---------
      Total ....................................   $ (44,139)          --   $      --
                                                   =========    =========   =========

                       Robocom Systems International Inc.
                  Notes to the Financial Statements (continued)

      The benefit of income taxes for the fiscal years ended May 31, 2001, 2002 and 2003 differs from the statutory U.S. federal income tax rate due to the following:

                                                    For the year ended May 31,
                                                   ----------------------------
                                                    2001       2002       2003
                                                   ------     ------     ------
      Federal statutory tax rate ...............    (34.0%)    (34.0%)     34.0%
      State income taxes, net of Federal benefit     (5.9)      (5.9)       5.9
      Valuation allowance ......................     37.1       29.1      (40.0)
      Other ....................................      1.4       10.8        0.1
                                                   ------     ------     ------
                                                     (1.4%)      0.0%       0.0%
                                                   ======     ======     ======

      At May 31, 2003, the Company had net operating loss carryforwards of approximately $8.0 million for income tax purposes, which may be able to reduce taxable income in future years. The utilization of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Net operating loss carryforwards will expire through May 31, 2022.

6. Related Party Transactions

      The Company leases its principal facilities from Robocom Properties, Inc. ("Properties"). The shareholders of Properties are also shareholders of the Company. In connection therewith, the Company incurred expenses of $174,365, $177,991 and $168,000 in fiscal 2001, 2002 and 2003, respectively. As of May 31,
2002 and 2003, expenses of $161,872 and $8,000 were unpaid, respectively. During fiscal 2002, $161,872 of unpaid rental expense was converted to long-term debt as of May 30, 2002, bearing interest at 3% per annum and maturing on May 30, 2004. On May 27, 2003, this amount, plus the related accrued interest of $4,856, was exchanged for warrants to purchase 100,000 shares of Common Stock at an exercise price of $.50 per share. These stock purchase warrants can be exercised at any time and will expire on May 31, 2008.

      As of May 2000, a director and principal shareholder of the Company entered into a one-year agreement with the Company to provide consulting services. This agreement was not renewed in fiscal 2001. At May 31, 2002, $9,661 remained unpaid relating to such services. This amount was converted to long-term debt as of May 30, 2002, bearing interest at 3% per annum and was to mature on May 30, 2004. As of May 30, 2003, this note was extended until June 30, 2005, under the existing terms. At May 31, 2003, $3,640 remained unpaid under this note.

      As of April 1999, the chairman of the board and a principal shareholder of the Company entered into a three-year agreement with the Company to provide consulting services. During fiscal 2001 and 2002 consulting fees of approximately $28,000 were incurred under this agreement. At May 31, 2002, $37,196 remained unpaid relating to such services. This amount was converted to long-term debt as of May 30, 2002, bearing interest at 3% per annum and was to mature on May 30, 2004. As of May 30, 2003, this note was extended until June 30, 2005, under the existing terms. At May 31, 2003, $25,194 remained unpaid under this note.

      As of May 1998, a director and principal shareholder of the Company entered into a three-year agreement with the Company to provide consulting services. At May 31, 2002, $5,853 remained unpaid relating to such services. This amount was converted to long-term debt as of May 30, 2002, bearing interest at 3% per annum and was to mature on May 30, 2004. As of May 30, 2003, this note was extended until June 30, 2005, under the existing terms. At May 31, 2003, $4,809 remained unpaid under this note.

                       Robocom Systems International Inc.
                  Notes to the Financial Statements (continued)

      During fiscal 2001, the Company secured lines of credit of $1,050,000 from three principal shareholders and directors of the Company, including Irwin Balaban, the Company's President and Chief Executive Officer. The lines of credit expired on September 19, 2001 and were replaced with a line of credit from Baseboard Investments LLC, a limited liability company, the members of which consist of the same three principal shareholders and directors of the Company. This line of credit provides for borrowings of up to $1,250,000, and expires September 19, 2004. As of May 31, 2003, $240,146 had been drawn down from this line of credit. In connection with the original lines of credit, interest expense of $40,089 and $41,177 was incurred in fiscal 2001 and 2002, respectively, of which $64,582 remained unpaid at May 31, 2002. This amount was converted to long-term debt as of May 30, 2002, bearing interest at 3% per annum and was to mature on May 30, 2004. As of May 30, 2003, this note was extended until June 30, 2005, under the existing terms. At May 31, 2003, $64,582 remained unpaid under this note.

7. Lease Commitments

      The Company is obligated, under noncancellable operating leases covering its facilities (Note 6), to pay minimum annual rentals of approximately:

            Fiscal year ending:

             2004.......................................            $  176,000
             2005.......................................               176,000
             2006.......................................               171,000
             2007.......................................               171,000
             2008.......................................               169,000
             2009 and thereafter........................               434,000
                                                                    ----------
                                                                    $1,297,000
                                                                    ==========

      Total rental expense for each of the years ended May 31, 2001, 2002 and 2003 amounted to approximately, $216,000, $190,000 and $184,000, respectively.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      There were no changes in and disagreements with accountants on accounting and financial disclosures during the fourth quarter of fiscal 2003.

Item 8A. Controls and Procedures

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

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Sections 16(a) of the Exchange Act

Directors and Executive Officers

      The executive officers and directors of the Company are as follows:

       Name             Age                          Position
       ----             ---                          --------
Irwin Balaban           71     Chairman of the Board, President and Chief Executive Officer

Judy Frenkel            51     Senior Vice President and Chief Operating Officer

Robert B. Friedman      64     Director

Herbert Goldman         72     Director

Lawrence B. Klein       69     Director

      Irwin Balaban, a co-founder of the Company, has been Chairman of the Board since 1983. From 1983 until his retirement in March 1999, he was President and Chief Executive Officer of the Company. Since March 1999, he had been providing consulting services to the Company. In his capacity as a consultant to the Company, in July 2001, Mr. Balaban assumed the offices of President and Chief Executive Officer.

      Judy Frenkel has been Chief Operating Officer of the Company since July 2001. Prior thereto, Ms. Frenkel had been Senior Vice-President - Systems Development since September 2000. From September 1999 to September 2000 she had been Vice President - Systems Development of the Company. From September 1992 to September 1999, she was the Manager of Systems Analysis for the Company. From April 1986 to September 1992 she was a Systems Analyst for the Company.

      Robert B. Friedman has been a director of the Company since March 2003. Mr. Friedman is currently the principal owner and managing partner of several business ventures, including the Norwich (CT) Comfort Suites Hotel, the Norwich
(CT) Navigators - Class AA affiliate of the San Francisco Giants, the Nathan Hale Inn & Conference Center at the University of Connecticut and the Middletown Inn & Conference Center. From 1969 to 1989, Mr. Friedman, a graduate of The Wharton School of the University of PA, was President and a Director of the Middex Development Corporation, a national real estate development company, involved in the development, ownership and management of hotels and office buildings.

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

Item 10. Executive Compensation.

      The following table sets forth all compensation awarded to, earned by or paid to the chief executive officer ("CEO") of the Company and the Company's four most highly compensated executive officers, whose salary and bonus exceeded $100,000 in compensation for the last fiscal year (collectively, the "Named Executives"):

                           SUMMARY COMPENSATION TABLE

                                                                                                      Long-Term
                                                     Annual Compensation                         Compensation Awards
                                                                                             Securities
                                                                       Other Annual          Underlying        All Other
  Name and Principal     Fiscal           Salary            Bonuses   Compensation(1)       Options/SARs    Compensation(2)
       Position           Year              ($)               ($)           ($)                  (#)              ($)
Irwin Balaban (3)
  President and Chief    2003                   0                0              0                    0                0
   Executive Officer     2002                   0                0         28,180                    0                0
                         2001                   0                0         28,000                    0                0

Judy Frenkel (4)         2003             121,000            5,000              0                    0            3,417
  Chief Operating        2002             110,000                0         20,000                    0            2,600
   Officer               2001             110,000                0              0               30,000            2,200

----------

(1) Represents amounts paid for automobile expenses, consulting fees and commissions.

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

(4)   Ms. Frenkel became Chief Operating Officer of the Company in July 2001.

Stock Options

      The following table sets forth information with respect to fiscal year-ended May 31, 2003 option values. No stock options were exercised by our Named Executive Officers during the fiscal year ended May 31, 2003.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                                                                 Number of Securities          Value of Unexercised
                     Shares Aquired on                          Underlying Unexercised      In-the-Money Options/SARs
                          Exercise         Value Realized     Options/SARs at FY-End (#)          at FY-End ($)
       Name                 (#)                  ($)          Exercisable/Unexercisable     Exercisable/Unexercisable
Irwin Balaban                 --                  --                  5,000 / 0                       0 / 0
Judy Frenkel                  --                  --                 40,000 / 0                       0 / 0

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

      Upon the election of Robert Friedman to serve as a Director of the Company, Mr. Friedman was granted five-year options to purchase 45,000 shares of Common Stock at an exercise price of $.09 per share. These options vested immediately.

Consulting Agreement

      On April 1, 1999, the Company and Mr. Balaban entered into a three-year agreement pursuant to which Mr. Balaban was to receive $12,000 per year for providing consulting services on an as-needed basis. During fiscal 2001 and 2002, consulting fees of approximately $28,000, were incurred under this agreement. During fiscal 2002, Mr. Balaban assumed the offices of President and Chief Executive Officer. At May 31, 2002, $37,196 was unpaid relating to such services. This amount was converted to a promissory note as of May 30, 2002, bearing interest at 3% per annum and maturing on May 30, 2004. As of May 30, 2003, this note was extended until June 30, 2005, under the existing terms. At May 31, 2003, $25,194 remained unpaid under this note.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

      The following table sets forth, as of August 18, 2003, the names, addresses and number of shares of Common Stock beneficially owned by (i) all persons known to the management of the Company to be beneficial owners of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each named Executive Officer and (iv) all executive officers and directors of the Company as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned):

                                                             Number of Shares
                     Name and Address of                       Beneficially          Percentage of Outstanding
                    Beneficial Owner (1)                         Owned(2)          Shares Beneficially Owned(2)
                    --------------------                         --------          ----------------------------
      Irwin Balaban .................................           991,100 (3)                   22.02%
      Judy Frenkel ..................................            68,200 (4)                    1.50
      Robert B. Friedman ............................            45,000 (5)                    0.99
      Herbert Goldman ...............................           889,000 (6)                   19.75
      Lawrence B. Klein .............................           649,000 (7)                   14.42
      All executive officers and directors as a group
          (5 persons) ...............................         2,642,300 (8)                   58.68

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

      (3) Includes 564,000 shares held by I&T Balaban L.P. and 5,000 shares subject to options that are presently exercisable.

      (4) Includes 40,000 shares subject to options that are presently exercisable.

      (5) Includes 45,000 shares subject to options that are presently exercisable.

      (6) Includes 564,000 shares held by H & N Goldman L.P., 160,000 shares held by the Herbert Goldman Revocable Trust, 160,000 shares held by the Naomi J. Goldman Revocable Trust and 5,000 shares subject to options that are presently exercisable.

      (7) Includes 5,000 shares subject to options that are presently exercisable.

      (8) Includes 100,000 shares subject to options that are presently exercisable.

Securities Authorized for Issuance under Equity Compensation Plans

      The Company has one compensation plan under which shares of Common Stock may be issued, the 1997 Stock Option and Long-term Incentive Compensation Plan. The Company has no equity compensation plans or arrangements that have not been approved by stockholders.

      The following table sets forth information as of May 31, 2003, with respect to the compensation plan under which the Company is authorized to issue shares of its Common Stock:

                      Equity Compensation Plan Information

                                              Number of
                                           securities to be
                                             issued upon                                         Number of securities
                                             exercise of            Weighted average        remaining for future issuance
                                             outstanding           exercise price of          under equity compensation
                                          options, warrants       outstanding options,       plans (excluding securities
                                              and rights          warrants and rights         reflected in columns (a))
                                                 (a)                      (b)                            (c)
Equity compensation plans approved  by
  security holders ...................        174,000                   $  0.87                        976,000
Equity compensation plans not
  approved by security holders .......             --                        --                             --
                                              -------                   -------                        -------
Total ................................        174,000                   $  0.87                        976,000
                                              =======                   =======                        =======

Item 12. Certain Relationships and Related Transactions.

      The Company leases approximately 10,000 square feet of office space, which functions as its corporate headquarters, in Massapequa, New York, pursuant to a lease between the Company and Robocom Properties Inc. ("Properties") that expires on December 31, 2010. The shareholders of Properties are Messrs. Balaban, Goldman and Klein and Robert O'Connor, a former executive officer of the Company. In connection therewith, the Company incurred expenses of $174,365, $177,991 and $168,000 in fiscal 2001, 2002 and 2003, respectively. As of May 31,
2003, $8,000 was unpaid. In fiscal 2002, $161,872 was converted to long-term debt as of May 30, 2002, bearing interest at 3% per annum and maturing on May 30, 2004. On May 27, 2003, this long-term debt, plus the related accrued interest of $4,856, was exchanged for warrants to purchase 100,000 shares of Common Stock, at an exercise price of $.50 per share. These stock purchase warrants can be exercised at any time and will expire on May 31, 2008.

      Since January 1, 1998, the annual base rental of $168,000 payable under the lease has been adjusted and thereafter will be adjusted each year by the ratio of the prime rate as published in the Wall Street Journal on January 2 of such year to the prime rate as published in the Wall Street Journal on January 2, 1997, which was 8.25%. The prime rate on January 2, 2003 was 4.25%. However, the parties have agreed that rent will not be less than $14,000 per month. The Company believes that these rental terms are at least as favorable to the Company as could be obtained from an unaffiliated third party.

      Irwin Balaban, Chairman of the Board, President and Chief Executive Officer of the Company, entered into a three-year agreement on April 1, 1999, pursuant to which Mr. Balaban was to receive $12,000 per year for providing consulting services on an as-needed basis. During fiscal 2001 and 2002, consulting fees of approximately $28,000 were incurred under this agreement. At May 31, 2002, $37,196 was unpaid relating to such services. This amount was converted to a promissory note as of May 30, 2002, bearing interest at 3% per annum and maturing on

May 30, 2004. As of May 30, 2003, this note was extended until June 30, 2005, under the existing terms. At May 31, 2003, $25,194 remained unpaid under this note.

      Lawrence Klein, a director of the Company, entered into a one-year agreement on May 16, 2000, pursuant to which Mr. Klein was to receive $18,000 per year for providing consulting services to the Company on an as-needed basis. This agreement was not renewed in fiscal 2001. At May 31, 2002, $9,661 remained unpaid under this agreement. This amount was converted to a promissory note as of May 30, 2002, bearing interest at 3% per annum and maturing on May 30, 2004. As of May 30, 2003, this note was extended until June 30, 2005, under the existing terms. At May 31, 2003, $3,640 remained unpaid under this note.

      Herbert Goldman, a director of the Company, entered into a three-year agreement on May 15, 1997, pursuant to which Mr. Goldman was to receive $12,000 per year for providing consulting services on an as-needed basis. At May 31, 2002, $5,853 remained unpaid under this agreement. This amount was converted to a promissory note as of May 30, 2002, bearing interest at 3% per annum and maturing on May 30, 2004. As of May 30, 2003, this note was extended until June 30, 2005, under the existing terms. At May 31, 2003, $4,809 remained unpaid under this note.

      During fiscal 2001, the Company secured a line of credit of $1,050,000 from three principal shareholders and directors of the Company, including Irwin Balaban, the Company's Chief Executive Officer. As of May 31, 2001, $550,000 had been drawn down from this line of credit. The line of credit expired on September 19, 2001 and has been replaced with a line of credit from Baseboard Investments, LLC, a limited liability company, the members of which consist of the same three principal shareholders and directors of the Company. This line of credit provides for borrowings of up to $1,250,000, and was to expire in September 2002. As of August 16, 2002, this line of credit was extended until September 19, 2004, under the existing terms. As of May 31, 2003, $240,146 had been drawn down from this line of credit.

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

10.3 1997 Stock Option and Long-Term Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form SB-2 (Registration No. 333-27587)).

10.4 Tax Indemnification Agreement, dated June 6, 1997, between the Company and certain shareholders of the Company (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1997 as filed with the Commission on September 25, 1997 (File No. 0-22735)).

10.5 Line of Credit Commitment dated August 16, 2002 from Baseboard Investments, LLP (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the year ended May 31, 2002 as filed with the Commission on August 29, 2002 (File No. 0-22735)).

10.6 Promissory Note dated August 16, 2002 from the Company to Baseboard Investments, LLP (incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the year ended May 31, 2002 as filed with the Commission on August 29, 2002 (File No. 0-22735)).

10.7 Amended and Restated Promissory Note dated May 30, 2003 from the Company to Irwin Balaban.

10.8 Amended and Restated Promissory Note dated May 30, 2003 from the Company to Lawrence Klein.

10.9 Amended and Restated Promissory Note dated May 30, 2003 from the Company to Herbert Goldman.

10.10 Amended and Restated Promissory Note dated May 30, 2003 from the Company to Baseboard Investments, LLP.

10.11 Stock Purchase Warrant Agreement dated May 27, 2003 between the Company and Robocom Properties, Inc.

10.12 Severance Agreement dated July 18, 2003 between the Company and Judy Frenkel.

31.1 Certification of Principal Executive Officer and Principal Financial Officer, Irwin Balaban, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer and Principal Financial Officer, Irwin Balaban, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K.

      On March 24, 2003, the Company filed a Current Report on Form 8-K to announce the election of Robert Friedman to serve as a Director of the Company.

      On April 11, 2003, the Company filed a Current Report on Form 8-K to certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, its Quarterly Report on Form 10-QSB for the fiscal quarter ended February 28, 2003.

Item 14. Principal Accountant Fees and Services.

      During the fiscal years ended May 31, 2002 and 2003, the Company incurred audit and review service fees of $40,000, from Eisner and Lubin LLP. Eisner & Lubin LLP has not performed any other services for the Company not expressly mentioned above.

Board of Directors Pre-Approval

      The Company's Board of Directors pre-approved the engagement of Eisner & Lubin LLP to act as the independent auditor for the year ended May 31, 2003 and through the completion of our annual report on Form 10-KSB for the fiscal year ended May 31, 2004. The Board of Directors also pre-approved the engagement of Eisner & Lubin LLP to provide the audit and audit related services described above.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Massapequa, New York, on August 18, 2003.

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

             Signature                                       Title                                   Date
  /s/ Irwin Balaban                      Chairman of the Board and Chief Executive Officer      August 18, 2003
  --------------------------------       (Principal Executive Officer, Principal Accounting
  Irwin Balaban                          Officer, and Principal Financial Officer)

  /s/ Lawrence B. Klein                  Director                                               August 18, 2003
  --------------------------------
  Lawrence B. Klein

  /s/ Herbert Goldman                    Director                                               August 18, 2003
  --------------------------------
  Herbert Goldman

  /s/ Robert B. Friedman                 Director                                               August 18, 2003
  --------------------------------
  Robert B. Friedman

                                  CERTIFICATION

I, Irwin Balaban, Chief Executive Officer and Principal Financial and Accounting Officer of Robocom Systems International Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Robocom Systems International Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 18, 2003


                                By: /s/ Irwin Balaban
                                    --------------------
                                    Irwin Balaban
                                    Chief Executive Officer
                                    (Principal Financial and Accounting Officer)

                                  Exhibit Index

Exhibit
Number                              Description
------                              -----------

10.7 Amended and Restated Promissory Note dated May 30, 2003 from the Company to Irwin Balaban.

10.8 Amended and Restated Promissory Note dated May 30, 2003 from the Company to Lawrence Klein.

10.9 Amended and Restated Promissory Note dated May 30, 2003 from the Company to Herbert Goldman.

10.10 Amended and Restated Promissory Note dated May 30, 2003 from the Company to Baseboard Investments, LLP.

10.11 Stock Purchase Warrant Agreement dated May 27, 2003 between the Company to Robocom Properties, Inc.

10.12 Severance Agreement dated July 18, 2003 between the Company and Judy Frenkel.

31.1 Certification of Principal Executive Officer and Principal Financial Officer, Irwin Balaban, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer and Principal Financial Officer, Irwin Balaban, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.