Form 10QSB
period 2003-08-31
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2003-10-10
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended August 31, 2003

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _____________ to _____________.

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

                                  516-795-5100
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of October 10, 2003, 4,495,984 shares the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one); Yes |_| No |X|

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                   FORM 10-QSB

                                      INDEX


PART I. Financial Information

Item 1. Financial Statements:                                               Page
                                                                             No.

        Balance Sheets - August 31, 2003 and May 31, 2003 .................    3

        Statements of Operations - Three months ended
        August 31, 2003 and 2002 ..........................................    4

        Statements of Cash Flows - Three months ended
        August 31, 2003 and 2002 ..........................................    5

        Notes to Financial Statements .....................................    6

Item 2. Management's Discussion and Analysis or Plan of Operation .........    7

Item 3. Controls and Procedures ...........................................    9

PART II. Other Information:

Item 6. Exhibits and Reports on Form 8-K ..................................    9

Signatures ................................................................   10

ITEM 1. FINANCIAL STATEMENTS

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                                                             August 31, 2003       May 31, 2003
                                                                                             ---------------       ------------
Assets                                                                                         (unaudited)
Current assets:
     Cash and cash equivalents .....................................................           $    338,560        $    435,485
     Accounts receivable, net ......................................................                592,423             445,882
     Unbilled revenue ..............................................................                 37,535             117,212
     Deferred taxes ................................................................                 37,929              37,929
     Other current assets ..........................................................                142,099             139,102
                                                                                               ------------        ------------
Total current assets ...............................................................              1,148,546           1,175,610

Property and equipment, net ........................................................                 36,151              40,483
Capitalized software, net ..........................................................              1,535,255           1,521,925
                                                                                               ------------        ------------
Total assets .......................................................................           $  2,719,952        $  2,738,018
                                                                                               ============        ============

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable ..............................................................           $     51,079        $     68,683
     Accrued expenses ..............................................................                251,743             240,029
     Other current liabilities .....................................................                     --              25,000
     Deferred revenue ..............................................................                651,780             640,659
                                                                                               ------------        ------------
Total current liabilities ..........................................................                954,602             974,371
                                                                                               ------------        ------------

Loans payable to shareholders ......................................................                 68,274              71,830
Loans payable to Baseboard Investments, LLC ........................................                266,542             266,542
Deferred tax liabilities ...........................................................                 37,929              37,929
                                                                                               ------------        ------------
Total liabilities ..................................................................              1,327,347           1,350,672
                                                                                               ------------        ------------

Shareholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares authorized;
       None issued .................................................................                     --                  --
     Common stock, $.01 par value; 10,000,000 shares authorized;
       4,495,984 issued and outstanding at August 31, 2003 and
       May 31, 2003 ................................................................                 44,960              44,960
     Warrants: 100,000 outstanding at August 31, 2003 and May 31, 2003 .............                166,728             166,728
     Additional paid-in capital ....................................................             11,832,246          11,832,246
     Accumulated deficit ...........................................................            (10,651,329)        (10,656,588)
                                                                                               ------------        ------------
Total shareholders' equity .........................................................              1,392,605           1,387,346
                                                                                               ------------        ------------
Total liabilities and shareholders' equity .........................................           $  2,719,952        $  2,738,018
                                                                                               ============        ============

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                            Three months ended August 31,
                                                                         ---------------------------------
                                                                            2003                   2002
                                                                         ----------            -----------
Revenues:
   Software license fees .......................................         $   46,435            $    29,680
   Services ....................................................            220,270                321,667
   Hardware ....................................................             42,813                252,663
   Maintenance .................................................            359,958                377,484
                                                                         ----------            -----------
   Total revenues ..............................................            669,476                981,494
                                                                         ----------            -----------

Cost of revenues:
   Cost of license fees ........................................              7,235                  9,737
   Cost of services ............................................            154,596                278,798
   Cost of hardware ............................................             33,164                226,503
   Cost of maintenance .........................................            149,496                132,926
                                                                         ----------            -----------
   Total cost of revenues ......................................            344,491                647,964
Amortization of software development costs .....................            189,321                225,425
                                                                         ----------            -----------
                                                                            533,812                873,389
                                                                         ----------            -----------
Gross margin ...................................................            135,664                108,105

Selling, general and administrative expenses ...................            126,142                156,785
                                                                         ----------            -----------
Income (loss) from operations ..................................              9,522                (48,680)
Interest expense, net ..........................................              4,263                 10,730
                                                                         ----------            -----------
Income (loss) before provision (benefit) of income
   Taxes .......................................................              5,259                (59,410)
Provision (benefit) of income taxes ............................                 --                     --
                                                                         ----------            -----------
Net income (loss) ..............................................         $    5,259            $   (59,410)
                                                                         ==========            ===========

Net income (loss) per basic and diluted share ..................         $     .001            $     (.010)
                                                                         ==========            ===========

Weighted average shares outstanding ............................          4,495,984              4,495,984
                                                                         ==========            ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                  Three months ended August 31,
                                                                                  -----------------------------
                                                                                     2003                2002
                                                                                  ---------           ---------
Operating activities
Net income (loss) ...................................................             $   5,259           $ (59,410)
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
       Depreciation and amortization of property and
       equipment ....................................................                 6,284              16,082
       Amortization of software development costs ...................               189,321             225,425
       Provision for bad debt .......................................                 3,008                 348
       Changes in operating assets and liabilities:
         Accounts receivable ........................................              (149,549)            169,333
         Unbilled revenue ...........................................                79,677            (289,429)
         Other current assets .......................................                (2,997)              2,037
         Accounts payable ...........................................               (17,604)            (33,440)
         Accrued expenses ...........................................                11,714              47,016
         Other current liabilities ..................................               (25,000)                 --
         Deferred revenue ...........................................                11,121             (23,631)
                                                                                  ---------           ---------
Net cash provided by operating activities ...........................               111,234              54,331
                                                                                  ---------           ---------

Investing activities
Software development costs ..........................................              (202,651)            (56,276)
Capital expenditures ................................................                (1,952)             (1,376)
                                                                                  ---------           ---------
Net cash used in investing activities ...............................              (204,603)            (57,652)
                                                                                  ---------           ---------

Financing activities
Loan payable to shareholders ........................................                (3,556)             (6,232)
                                                                                  ---------           ---------
Net cash used in financing activities ...............................                (3,556)             (6,232)
                                                                                  ---------           ---------

Decrease in cash and cash equivalents ...............................               (96,925)             (9,553)
Cash and cash equivalents at beginning of period ....................               435,485             219,370
                                                                                  ---------           ---------
Cash and cash equivalents at end of period ..........................             $ 338,560           $ 209,817
                                                                                  =========           =========

Supplemental disclosures of cash flow information:

  Cash paid for interest ............................................             $     364           $     413
                                                                                  =========           =========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2003
                                   (unaudited)

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

      The balance sheet at May 31, 2003 has been derived from the audited financial statements at that date but, as presented, does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

      Operating results for the three-month period ended August 31, 2003 are not necessarily indicative of the results that may be expected for the year ended May 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2003.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended August 31, 2003 and August 31, 2002

      Revenues. Total revenues decreased by $312,018 to $669,476 in the three months ended August 31, 2003, as compared to $981,494 in the three months ended August 31, 2002. The Company has continued to experience the effects of the declining United States' and European economies. This decline has resulted in delayed and cancelled buying decisions by customers and pressure by customers and competitors to discount pricing. Software license fees increased by approximately 56% during the 2003 period, as compared to the 2002 period, primarily due to an increase in domestic RIMS license sales. Service revenues decreased by approximately 32% for the 2003 period, as compared to the 2002 period, primarily due to lower revenues from services related to the installation of RIMS in the 2003 period. Hardware revenues decreased by approximately 83% during the 2003 period, as compared to the 2002 period, primarily due to one significant sale of RIMS-related hardware to an existing customer during the 2002 period and one sale of hardware associated with the implementation of a RIMS system during the 2002 period. The Company considers the sale of RIMS-related hardware to be non-strategic. These sales primarily depend upon specific customer requirements. In addition, customers have the ability to purchase hardware from a large variety of vendors, at competitive prices. Maintenance revenues decreased by approximately 5% for the 2003 period, as compared to the 2002 period, primarily due to discounted pricing for the maintenance of third party licenses and hardware. This decrease in maintenance revenue was offset, in part, by additional maintenance revenues for new RIMS sites included in the 2003 period.

      Cost of Revenues. Total cost of revenues decreased by approximately 47% to $344,491 in the three months ended August 31, 2003, as compared to $647,964 in the three months ended August 31, 2002. As a percentage of revenues, total cost of revenues decreased to approximately 51% in the 2003 period, as compared to approximately 66% in the 2002 period. As a percentage of license fee revenues, the cost of license fees decreased during the 2003 period, due to the increase in sales of RIMS licenses with no related third party fees. As a percentage of services revenues, the cost of services was lower in the 2003 period, as compared to the 2002 period, primarily due to the lower variable costs associated with the installation of RIMS at customer sites. As a percentage of hardware revenues, the cost of hardware was lower in the 2003 period, due to lower hardware costs from suppliers. As a percentage of maintenance revenues, the cost of maintenance was higher in the 2003 period, as compared to the 2002 period, primarily due to the increased number of new users of RIMS, Version 4.3. As customers gain experience using the latest version of RIMS, the cost of maintenance is expected to decrease.

      Amortization of Software Development Costs. Amortization of software development costs decreased by approximately 16% to $189,321, in the three months ended August 31, 2003, as compared to $225,425, in the three months ended August 31, 2002. This decrease was due to the final amortization of capitalized software development costs for early versions of RIMS during fiscal 2003. As a percentage of revenue, the amortization of software development costs was approximately 28% in the 2003 period and 23% in the 2002 period.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by approximately 20% to $126,142 in the three months ended August 31, 2003, as compared to $156,785 in the three months ended August 31, 2002. This decrease is primarily due to a non-recurring vendor credit of $25,000 realized during the 2003 period. As a percentage of revenue, selling, general and administrative expenses increased to approximately 19% for the three months ended August 31, 2003, as compared to 16% for the three months ended August 31, 2002. Although the Company continually seeks ways in which it can reduce costs, it expects selling, general and administrative expenses to remain at current levels through 2004.

      Interest Expense, Net. Interest income decreased by $513 to $355 in the three months ended August 31, 2003 as compared to $868 in the three months ended August 31, 2002. The decrease is primarily due to the decline in interest rates during the 2003 period. Interest expense decreased by $6,980 to $4,618 from $11,598. This decrease is primarily due to the reduction in the loan payable to Baseboard Investments, LLC.

      Income Taxes. No provision or benefit of income taxes is reflected in the 2003 or 2002 periods, as the Company has sufficient net operating losses to offset current earnings. No deferred tax expense has been recorded in the 2003 or the 2002 period as the Company continues to record a valuation allowance to reserve for its net deferred tax assets. The valuation allowance was provided because of uncertainty, based on the Company's historical results, with respect to realization of deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities was $111,234 in the three months ended August 31, 2003 and $54,331 in the three months ended August 31, 2002. Cash flows from operations increased in the 2003 period primarily due to an increase in income from operations.

      The Company expended $1,952 and $1,376 for property and equipment in the three months ended August 31, 2003 and 2002, respectively. The Company capitalized $202,651 and $56,276 in the three months ended August 31, 2003 and 2002, respectively, for software development costs. Any costs associated with the development of new products or enhancements to the existing RIMS product will be financed through working capital.

      As of August 31, 2003, the Company had $338,560 in cash and cash equivalents and working capital of $193,944.

      The Company has a line of credit from Baseboard Investments LLC, a limited liability company, the members of which consist of three principal shareholders and directors of the Company. This line of credit provides for borrowings of up to $1,250,000, and expires on September 19, 2004. Borrowings bear interest at the prime rate plus two percent (6.00% at October 10, 2003). As of October 10, 2003, $240,146 had been drawn down from this line of credit.

      The Company's capital requirements depend on many factors, including the level and timing of revenues and new product development. However, the Company is limited to its current cash, cash equivalents and available unused lines of credit for funding such internal growth and development. No significant capital expenditures are anticipated in the next 12 months.

      For the quarter ended August 31, 2003, the Company operated on a positive cash flow basis and recorded net income of $194,580, or $.04 per share, excluding the amortization of software development costs. The Company believes its existing cash and cash equivalents, anticipated revenues from existing maintenance contracts, and anticipated revenues from existing contracts for implementation of RIMS at new sites, including license fees, hardware and services, are sufficient to fund the Company's operations at the current levels beyond fiscal 2004.

ITEM 3. CONTROLS AND PROCEDURES

      (a) As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and principal accounting officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's Chief Executive Officer and principal accounting officer concluded that, as of the end of the period, the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

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

PART II. OTHER INFORMATION:

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            31.1 Certification of the Company's Chief Executive Officer and principal accounting officer, Irwin Balaban, pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of the Company's Chief Executive Officer and principal accounting officer, Irwin Balaban, pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

      On August 18, 2003, the Company filed a Current Report on Form 8-K to announce the press release disclosing earnings results, as reported in the Annual Report on Form 10-KSB for the fiscal year ended May 31, 2003.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Massapequa, New York, on October 10, 2003.

                                 ROBOCOM SYSTEMS INTERNATIONAL INC.


                                 By: /s/ Irwin Balaban
                                     -------------------------------------------
                                     Irwin Balaban
                                     Chief Executive Officer
                                      (Principal Executive Officer, Principal
                                      Accounting Officer and Principal Financial
                                      Officer)

                                  CERTIFICATION
                           Pursuant to 18 U.S.C. 1350
                 (Section 302 of the Sarbanes-Oxley Act of 2002)

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

Date: October 10, 2003


                                By: /s/Irwin Balaban
                                    ----------------
                                    Irwin Balaban
                                    Chief Executive Officer
                                    (Principal Financial and Accounting Officer)