Form 10QSB
period 2003-11-30
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2004-01-12
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended November 30, 2003

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to __________________.

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

                                  516-795-5100
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of January 12, 2004, 4,495,984 shares the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one); Yes |_| No |X|

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                   FORM 10-QSB

                                      INDEX

PART I. Financial Information

                                                                            Page
Item 1.  Financial Statements:                                               No.

         Balance Sheets - November 30, 2003 and May 31, 2003 ...............  3

         Statements of Operations - Three months ended November 30, 2003 and 2002 ..........................................................  4

         Statements of Operations - Six months ended November 30, 2003 and 2002 ..........................................................  5

         Statements of Cash Flows - Six months ended November 30, 2003 and 2002 ..........................................................  6

         Notes to Financial Statements .....................................  7

Item 2.  Management's Discussion and Analysis or Plan of Operation .........  8

Item 3.  Controls and Procedures ........................................... 11

Item 4.  Submission of Matters to a Vote of Security Holders ............... 11

PART II. Other Information:

Item 6.  Exhibits and Reports on Form 8-K .................................. 12

Signatures ................................................................. 13

ITEM 1. FINANCIAL STATEMENTS

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                                                            November 30, 2003          May 31, 2003
                                                                                            -----------------          ------------
Assets                                                                                         (unaudited)
Current assets:
     Cash and cash equivalents .....................................................           $    483,198            $    435,485
     Accounts receivable, net ......................................................                297,122                 445,882
     Unbilled revenue ..............................................................                 85,068                 117,212
     Deferred taxes ................................................................                 37,929                  37,929
     Other current assets ..........................................................                188,781                 139,102
                                                                                               ------------            ------------
Total current assets ...............................................................              1,092,098               1,175,610

Property and equipment, net ........................................................                 29,958                  40,483
Capitalized software, net ..........................................................              1,544,173               1,521,925
                                                                                               ------------            ------------
Total assets .......................................................................           $  2,666,229            $  2,738,018
                                                                                               ============            ============

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable ..............................................................           $     65,916            $     68,683
     Accrued expenses ..............................................................                209,971                 240,029
     Other current liabilities .....................................................                     --                  25,000
     Deferred revenue ..............................................................                610,418                 640,659
                                                                                               ------------            ------------
Total current liabilities ..........................................................                886,305                 974,371
                                                                                               ------------            ------------

Loans payable to shareholders ......................................................                 63,901                  71,830
Loans payable to Baseboard Investments, LLC ........................................                266,542                 266,542
Deferred tax liabilities ...........................................................                 37,929                  37,929
                                                                                               ------------            ------------
Total liabilities ..................................................................              1,254,677               1,350,672
                                                                                               ------------            ------------

Shareholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares authorized;
        None issued ................................................................                     --                      --
     Common stock, $.01 par value; 10,000,000 shares
       authorized; 4,495,984 issued and outstanding at
       November 30, 2003 and May 31, 2003 ..........................................                 44,960                  44,960
     Warrants: 100,000 outstanding at November 30, 2003 and
       May 31, 2003 ................................................................                166,728                 166,728
     Additional paid-in capital ....................................................             11,832,246              11,832,246
     Accumulated deficit ...........................................................            (10,632,382)            (10,656,588)
                                                                                               ------------            ------------
Total shareholders' equity .........................................................              1,411,552               1,387,346
                                                                                               ------------            ------------
Total liabilities and shareholders' equity .........................................           $  2,666,229            $  2,738,018
                                                                                               ============            ============

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                            Three months ended November 30,
                                                                         -------------------------------------
                                                                            2003                       2002
                                                                         ----------                 ----------
Revenues:
   Software license fees ..................................              $   48,186                 $  145,099
   Services ...............................................                 221,172                    419,135
   Hardware ...............................................                  31,900                     14,981
   Maintenance ............................................                 369,172                    339,369
                                                                         ----------                 ----------
   Total revenues .........................................                 670,430                    918,584
                                                                         ----------                 ----------

Cost of revenues:
   Cost of license fees ...................................                     300                     20,323
   Cost of services .......................................                 145,744                    179,673
   Cost of hardware .......................................                  28,084                     13,417
   Cost of maintenance ....................................                 164,160                    159,388
                                                                         ----------                 ----------
   Total cost of revenues .................................                 338,288                    372,801
Amortization of software development costs ................                 189,321                    231,210
                                                                         ----------                 ----------
                                                                            527,609                    604,011
                                                                         ----------                 ----------
Gross margin ..............................................                 142,821                    314,573

Selling, general and administrative expenses ..............                 119,431                    172,774
                                                                         ----------                 ----------
Income from operations ....................................                  23,390                    141,799
Interest expense, net .....................................                   4,442                     10,050
                                                                         ----------                 ----------
Income before provision for income taxes ..................                  18,948                    131,749
Provision for income taxes ................................                      --                         --
                                                                         ----------                 ----------
Net income ................................................              $   18,948                 $  131,749
                                                                         ==========                 ==========

Net income per basic and diluted share ....................              $     .004                 $     .030
                                                                         ==========                 ==========

Weighted average shares outstanding:
   Basic ..................................................               4,495,984                  4,495,984
                                                                         ==========                 ==========
   Diluted ................................................               4,612,824                  4,495,984
                                                                         ==========                 ==========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                      Six months ended November 30,
                                                                  -------------------------------------
                                                                     2003                        2002
                                                                  ----------                 ----------
Revenues:
   Software license fees ...............................          $   94,621                 $  174,779
   Services ............................................             441,441                    740,802
   Hardware ............................................              74,713                    267,644
   Maintenance .........................................             729,130                    716,853
                                                                  ----------                 ----------
   Total revenues ......................................           1,339,905                  1,900,078
                                                                  ----------                 ----------

Cost of revenues:
   Cost of license fees ................................               7,535                     30,060
   Cost of services ....................................             297,816                    458,472
   Cost of hardware ....................................              61,416                    239,920
   Cost of maintenance .................................             316,012                    292,314
                                                                  ----------                 ----------
   Total cost of revenues ..............................             682,779                  1,020,766
Amortization of software development costs .............             378,642                    456,635
                                                                  ----------                 ----------
                                                                   1,061,421                  1,477,401
                                                                  ----------                 ----------
Gross margin ...........................................             278,484                    422,677

Selling, general and administrative expenses ...........             245,572                    329,560
                                                                  ----------                 ----------
Income from operations .................................              32,912                     93,117
Interest expense, net ..................................               8,706                     20,779
                                                                  ----------                 ----------
Income before provision for income taxes ...............              24,206                     72,338
Provision for income taxes .............................                  --                         --
                                                                  ----------                 ----------
Net income .............................................          $   24,206                 $   72,338
                                                                  ==========                 ==========

Net income per basic and diluted share .................          $     .005                 $     .020
                                                                  ==========                 ==========

Weighted average shares outstanding:
   Basic ...............................................           4,495,984                  4,495,984
                                                                  ==========                 ==========
   Diluted .............................................           4,575,139                  4,495,984
                                                                  ==========                 ==========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                               Six months ended November 30,
                                                                            ----------------------------------
                                                                              2003                      2002
                                                                            ---------                ---------
Operating activities
Net income ..................................................               $  24,206                $  72,338
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization of property and
         equipment ..........................................                  12,477                   27,447
       Amortization of software development costs ...........                 378,642                  456,635
       Adjustment for bad debt ..............................                 (20,201)                      --
       Changes in operating assets and liabilities:
         Accounts receivable ................................                 168,962                   (6,457)
         Unbilled revenue ...................................                  32,144                  149,154
         Other current assets ...............................                 (49,679)                 (44,727)
         Accounts payable ...................................                  (2,767)                 (21,454)
         Accrued expenses ...................................                 (30,058)                  19,418
         Other current liabilities ..........................                 (25,000)                      --
         Deferred revenue ...................................                 (30,241)                  70,444
                                                                            ---------                ---------
Net cash provided by operating activities ...................                 458,485                  722,798
                                                                            ---------                ---------

Investing activities
Software development costs ..................................                (400,890)                (208,774)
Capital expenditures ........................................                  (1,952)                      --
                                                                            ---------                ---------
Net cash used in investing activities .......................                (402,842)                (208,774)
                                                                            ---------                ---------

Financing activities
Net cash used in financing activities - loan payable
   to shareholders ..........................................                  (7,930)                 (10,783)
                                                                            ---------                ---------

Increase in cash and cash equivalents .......................                  47,713                  503,241
Cash and cash equivalents at beginning of period ............                 435,485                  219,370
                                                                            ---------                ---------
Cash and cash equivalents at end of period ..................               $ 483,198                $ 722,611
                                                                            =========                =========

Supplemental disclosures of cash flow information:
  Cash paid for interest ....................................               $     801                $     741
                                                                            ---------                ---------

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2003
                                   (unaudited)

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

      Operating results for the three- and six-month periods ended November 30, 2003 are not necessarily indicative of the results that may be expected for the year ended May 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2003.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended November 30, 2003 and November 30, 2002

      Revenues. Total revenues decreased by $248,154 to $670,430 in the three months ended November 30, 2003, as compared to $918,584 in the three months ended November 30, 2002. Software license fees decreased by approximately 67% during the 2003 period as compared to the 2002 period, primarily because the Company sold fewer RIMS licenses. The Company has continued to experience the effects of economic uncertainties and depressed spending for information technology in the United States and Europe. This decline has resulted in delayed and cancelled buying decisions by customers. Service revenues decreased by approximately 47% for the 2003 period as compared to the 2002 period primarily due to lower revenues from services related to upgrades and modifications to existing RIMS sites, offset, in part, by higher revenues related to the installation of new RIMS sites during the 2003 period. Hardware revenues increased by approximately 113% primarily because the Company sold RIMS-related hardware to two customers during the 2003 period, as compared to several smaller sales of replacement hardware to customers during the 2002 period. Maintenance revenues increased by approximately 9% for the 2003 period as compared to the 2002 period, primarily due to additional maintenance revenues for new RIMS sites included in the 2003 period.

      Cost of Revenues. Total cost of revenues decreased by $34,513 to $338,288 in the three months ended November 30, 2003, as compared to $372,801 in the three months ended November 30, 2002. As a percentage of revenues, total cost of revenues increased to approximately 50% in the 2003 period as compared to approximately 41% in the 2002 period. As a percentage of license fee revenues, the cost of license fees decreased in the 2003 period primarily due to the sale of a RIMS license with no associated third party fees. As a percentage of service revenues, the cost of services was higher in the 2003 period primarily due to higher variable costs associated with the installation of RIMS at customer sites. As a percentage of hardware revenues, the cost of hardware was lower in the 2003 period due to lower hardware costs from suppliers. As a percentage of maintenance revenues, the cost of maintenance was lower in the 2003 period primarily due to lower maintenance costs relating to RIMS, Version
4.3. As new customers gain experience using RIMS the cost of maintenance decreases.

      Amortization of Software Development Costs. Amortization of software development costs decreased by $41,889 to $189,321 in the three months ended November 30, 2003, as compared to $231,210 in the three months ended November 30, 2002. This decrease was due to the final amortization of capitalized software development costs for early versions of RIMS during fiscal 2003. As a percentage of revenue, the amortization of software development costs was approximately 28% in the 2003 period and 25% in the 2002 period.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $53,343 to $119,431 in the three months ended November 30, 2003, as compared to $172,774 in the three months ended November 30, 2002. This decrease is primarily due to a non-recurring reversal of accrued labor expenses in the amount of $32,500. As a percentage of revenue, selling, general and administrative expenses decreased to approximately 18% for the three months ended November 30, 2003, as compared to 19% for the three months ended November 30, 2002. Although the Company continually seeks ways in which it can reduce costs, it expects selling, general and administrative expenses to remain at current levels through fiscal 2004.

      Interest Expense, Net. Interest income decreased by $1,130 to $286 in the three months ended November 30, 2003, as compared to $1,416 in the three months ended November 30, 2002. The decrease is primarily due to a decrease in cash on hand and a decline in interest rates during the 2003 period. Interest expense decreased by $6,738 to $4,728 in the three months ended November 30, 2003, as compared to $11,466 in the three months ended November 30, 2002. This decrease is primarily due to the reduction in the loan payable to Baseboard Investments, LLC.

      Income Taxes. No provision for income taxes is reflected in the 2003 or 2002 periods, as the Company has sufficient net operating losses to offset current earnings. No deferred tax expense has been recorded in the 2003 or the 2002 period as the Company continues to record a valuation allowance to reserve for its net deferred tax assets. The valuation allowance was provided for because of uncertainty, based on the Company's historical results, with respect to realization of deferred tax assets.

Comparison of Six Months Ended November 30, 2003 and November 30, 2002

      Revenues. Total revenues decreased by $560,173 to $1,339,905 in the six months ended November 30, 2003, as compared to $1,900,078 in the six months ended November 30, 2002. Software license fees decreased by approximately 46% during the 2003 period as compared to the 2002 period primarily because the Company sold fewer RIMS licenses. The Company has continued to experience the effects of economic uncertainties and depressed spending for information technology in the United States and Europe. This decline has resulted in delayed and cancelled buying decisions by customers. Service revenues decreased by approximately 40% for the 2003 period as compared to the 2002 period primarily due to lower revenues from services related to upgrades and modifications to existing RIMS sites, offset, in part, by higher revenues related to the installation of new RIMS sites during the 2003 period. Hardware revenues decreased by approximately 72% during the 2003 period as compared to the 2002 period primarily because the Company sold a significant amount of RIMS-related hardware to one existing customer and sold hardware associated with the implementation of a RIMS system to a new customer during the 2002 period. The Company considers the sale of RIMS-related hardware to be non-strategic. These sales primarily depend upon specific customer requirements. In addition, customers have the ability to purchase hardware from a large variety of vendors, at competitive prices. Maintenance revenues increased by approximately 2% for the 2003 period, as compared to the 2002 period primarily due to additional maintenance revenues for new RIMS sites included in the 2003 period.

      Cost of Revenues. Total cost of revenues decreased by $337,987 to $682,779 in the six months ended November 30, 2003, as compared to $1,020,766 in the six months ended November 30, 2002. As a percentage of revenues, total cost of revenues decreased to approximately 51% in the 2003 period, as compared to approximately 54% in the 2002 period. As a percentage of license fee revenues, cost of license fees decreased in the 2003 period primarily due to the sale of RIMS licenses with no associated third party fees. As a percentage of service revenues, the cost of services was higher in the 2003 period due to higher variable costs associated with the installation of RIMS at customer sites. As a percentage of hardware revenues, the cost of hardware was lower in the 2003 period due to lower hardware costs from suppliers. As a percentage of maintenance revenues, the cost of maintenance was higher in the 2003 period as compared to the 2002 period, primarily due to the increased number of new users of RIMS, Version 4.3. As customers gain experience using the latest version of RIMS, the cost of maintenance is expected to decrease.

      Amortization of Software Development Costs. Amortization of software development costs decreased by $77,993 to $378,642 in the six months ended November 30, 2003, as compared to $456,635 in the six months ended November 30, 2002. This decrease was due to the final amortization of capitalized software development costs for early versions of RIMS during fiscal 2003. As a percentage of revenue, the amortization of software development costs was approximately 28% in the 2003 period and 24% in the 2002 period.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $83,988 to $245,572 in the six months ended November 30, 2003, as compared to $329,560 in the six months ended November 30, 2002. This decrease is primarily due to a non-recurring vendor credit of $25,000 and the reversal of accrued labor expenses of $32,500. As a percentage of revenue, selling, general and administrative expenses increased to approximately 18% for the six months ended November 30, 2003, as compared to 17% for the six months ended November 30, 2002. Although the Company continually seeks ways in which it can reduce costs, it expects selling, general and administrative expenses to remain at current levels through fiscal 2004.

      Interest Expense, Net. Interest income decreased by $1,645 to $640 in the six months ended November 30, 2003, as compared to $2,285 in the six months ended November 30, 2002. The decrease is primarily due to a decrease in cash on hand and the decline in interest rates during the 2003 period. Interest expense decreased by $13,718 to $9,346 in the six months ended November 30, 2003, as compared to $23,064 in the six months ended November 30, 2002. This decrease is primarily due to the reduction in the loan payable to Baseboard Investments, LLC.

      Income Taxes. No provision for income taxes is reflected in the 2003 or 2002 periods, as the Company has sufficient net operating losses to offset current earnings. No deferred tax expense has been recorded in the 2003 or the 2002 period as the Company continues to record a valuation allowance to reserve for its net deferred tax assets. The valuation allowance was provided for because of uncertainty, based on the Company's historical results, with respect to realization of deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities was $458,485 in the six months ended November 30, 2003 and $722,798 in the six months ended November 30, 2002. Cash flows from operations decreased in the 2003 period primarily due to an increase in accounts receivable, offset, in part, by a decrease in unbilled receivables and deferred revenue.

      The Company expended $1,952 for equipment in the six months ended November 30, 2003. The Company capitalized $400,890 and $208,774 in the six months ended November 30, 2003 and 2002, respectively, for software development costs. Any costs associated with the development of new products or enhancements to the existing RIMS product will be financed through working capital.

      As of November 30, 2003, the Company had $483,198 in cash and cash equivalents and working capital of $205,793.

      The Company has a line of credit from Baseboard Investments LLC, a limited liability company, the members of which consist of three principal shareholders and directors of the Company. This line of credit provides for borrowings of up to $1,250,000, and was set to expire on September 19, 2004. As of November 21, 2003, this line of credit was extended until September 19, 2005. Borrowings bear interest at the prime rate plus two percent (6.00% at January 12, 2004). As of January 12, 2004, $240,146 had been drawn down from this line of credit.

      The Company's capital requirements depend on many factors, including the level and timing of revenues and new product development. However, the Company is limited to its current cash, cash equivalents and available unused lines of credit for funding such internal growth and development. No significant capital expenditures are anticipated in the next 12 months.

      For the six months ended November 30, 2003, the Company operated on a positive cash flow basis and recorded net income of $402,848, or $.09 per share, excluding the amortization of software development costs. The Company believes its existing cash and cash equivalents, anticipated revenues from existing maintenance contracts, and anticipated revenues from existing contracts for implementation of RIMS at new sites, including license fees, hardware and services, are sufficient to fund the Company's operations at the current levels beyond fiscal 2004.

ITEM 3. CONTROLS AND PROCEDURES

      (a) As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and principal accounting officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's Chief Executive Officer and principal accounting officer concluded that, as of the end of the period, the Company's disclosure controls and procedures were effective in timely alerting him to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

      (b) During the period covered by this report, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. Other Information

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company's Annual Meeting of shareholders was held on December 8, 2003. At the meeting, two matters were acted upon by the shareholders.

      At the meeting, the first matter acted upon by the shareholders was the election of four directors to the Board of Directors. As of October 27, 2003, the record date for the Annual Meeting, 4,495,984 shares of Common Stock were outstanding and eligible to vote. Of the 4,196,804 shares of Common Stock voted at the meeting, in person or by proxy, the number of votes in favor of and withheld from each director was as follows:

     Director                  Votes cast in favor        Votes against
     --------                  -------------------        -------------

     Irwin Balaban             4,195,304                  1,500
     Robert Friedman           4,195,304                  1,500
     Herbert Goldman           4,195,304                  1,500
     Lawrence Klein            4,195,304                  1,500

      The second matter acted upon by the shareholders was the ratification of the selection of Eisner & Lubin LLP to serve as the Company's independent auditors for the fiscal year ending May 31, 2004. Of the 4,196,804 shares of Common Stock voted at the meeting, 4,190,204 were voted in favor of the proposal, 4,500 were voted against the proposal and 2,100 abstained from a vote on the proposal.

No other matters were brought before the meeting for a shareholder vote.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

      10.1 Line of Credit Commitment dated November 21, 2003 from Baseboard Investments, LLC.

      10.2 Promissory Note dated November 21, 2003 from the Company to Baseboard Investments, LLC.

      31.1 Certification of the Company's Chief Executive Officer and principal accounting officer, Irwin Balaban, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of the Company's Chief Executive Officer and principal accounting officer, Irwin Balaban, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

      On October 24, 2003, the Company filed a Current Report on Form 8-K to file its press release disclosing earnings results, as reported in the Quarterly Report on Form 10-QSB for the fiscal quarter ended August 31, 2003.

      On November 12, 2003, the Company filed a Current Report on Form 8-K to file its press release disclosing it had signed a contract with DUCOM, Inc. of Silver Spring, MD, a prime contractor to the Federal Aviation Administration, to supply the RIMS warehouse management system to the FAA Logistics Center at the Mike Monroney Aeronautical Center in Oklahoma City.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Massapequa, New York, on January 12, 2004.

                              ROBOCOM SYSTEMS INTERNATIONAL INC.


                              By: /s/ Irwin Balaban
                                  -----------------
                                      Irwin Balaban
                                      Chief Executive Officer
                                      (Principal Executive Officer, Principal
                                      Accounting Officer and Principal Financial
                                      Officer)

                                  Exhibit Index

   Exhibit No.                      Description
   -----------                      -----------

      10.1 Line of Credit Commitment dated November 21, 2003 from Baseboard Investments, LLC.

      10.2 Promissory Note dated November 21, 2003 from the Company to Baseboard Investments, LLC.

      31.1 Certification of the Company's Chief Executive Officer and principal accounting officer, Irwin Balaban, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of the Company's Chief Executive Officer and principal accounting officer, Irwin Balaban, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.