Form 10QSB
period 2004-02-29
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2004-03-29
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended February 29, 2004

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from
            _____________________ to _____________________.

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

                                  516-795-5100
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of March 29, 2004, 4,495,984 shares the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one); Yes |_| No |X|

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                   FORM 10-QSB

                                      INDEX

PART I.     Financial Information

Item 1.     Financial Statements:                                                Page No.
                                                                                 --------

            Balance Sheets - February 29, 2004 and May 31, 2003.................    3

            Statements of Operations - Three months ended February 29, 2004
            and February 28, 2003...............................................    4

            Statements of Operations - Nine months ended February 29, 2004
            and February 28, 2003...............................................    5

            Statements of Cash Flows - Nine months ended February 29, 2004
            and February 28, 2003...............................................    6

            Notes to Financial Statements.......................................    7

Item 2.     Management's Discussion and Analysis or Plan of Operation...........    8

Item 3.     Controls and Procedures.............................................   12

PART II.    Other Information:

Item 6.     Exhibits and Reports on Form 8-K....................................   12

Signatures  ....................................................................   12

ITEM 1. FINANCIAL STATEMENTS

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                                            February 29,       May 31,
                                                                                2004            2003
                                                                            ------------    ------------
Assets                                                                         (unaudited)
Current assets:
     Cash and cash equivalents ..........................................   $    294,873    $    435,485
     Accounts receivable, net ...........................................        988,520         445,882
     Unbilled revenue ...................................................         29,212         117,212
     Deferred taxes .....................................................         37,929          37,929
     Other current assets ...............................................        166,313         139,102
                                                                            ------------    ------------
Total current assets ....................................................      1,516,847       1,175,610

Property and equipment, net .............................................         26,711          40,483
Capitalized software, net ...............................................      1,541,364       1,521,925
                                                                            ------------    ------------
Total assets ............................................................   $  3,084,922    $  2,738,018
                                                                            ============    ============

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable ...................................................   $    137,105    $     68,683
     Accrued expenses ...................................................        219,663         240,029
     Other current liabilities ..........................................             --          25,000
     Deferred revenue ...................................................        677,847         640,659
                                                                            ------------    ------------
Total current liabilities ...............................................      1,034,615         974,371
                                                                            ------------    ------------

Loans payable to shareholders ...........................................         60,338          71,830
Loans payable to Baseboard Investments, LLC .............................        266,542         266,542
Deferred tax liabilities ................................................         37,929          37,929
                                                                            ------------    ------------
Total liabilities .......................................................      1,399,424       1,350,672
                                                                            ------------    ------------

Shareholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares authorized;
        None issued .....................................................             --              --
     Common stock, $.01 par value; 10,000,000 shares authorized;
        4,495,984 issued and outstanding at February 29, 2004 and
        May 31, 2003 ....................................................         44,960          44,960
     Warrants: 100,000 outstanding at February 29, 2004 and
        May 31, 2003 ....................................................        166,728         166,728
     Additional paid-in capital .........................................     11,832,246      11,832,246
     Accumulated deficit ................................................    (10,358,436)    (10,656,588)
                                                                            ------------    ------------
Total shareholders' equity ..............................................      1,685,498       1,387,346
                                                                            ------------    ------------
Total liabilities and shareholders' equity ..............................   $  3,084,922    $  2,738,018
                                                                            ============    ============

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                         Three months ended
                                                     ---------------------------
                                                     February 29,   February 28,
                                                         2004           2003
                                                     ------------   ------------
Revenues:
   Software license fees .........................   $   387,194    $    33,048
   Services ......................................       333,551        200,350
   Hardware ......................................        14,021        430,571
   Maintenance ...................................       392,488        387,398
                                                     -----------    -----------
   Total revenues ................................     1,127,254      1,051,367
                                                     -----------    -----------

Cost of revenues:
   Cost of license fees ..........................        81,215          2,111
   Cost of services ..............................       187,466         71,573
   Cost of hardware ..............................        12,931        253,576
   Cost of maintenance ...........................       177,750        186,158
                                                     -----------    -----------
   Total cost of revenues ........................       459,362        513,418
Amortization of software development costs .......       202,406        231,666
                                                     -----------    -----------
                                                         661,768        745,084
                                                     -----------    -----------
Gross margin .....................................       465,486        306,283

Selling, general and administrative expenses .....       187,056        171,727
                                                     -----------    -----------
Income from operations ...........................       278,430        134,556
Interest expense, net ............................         4,483          5,298
                                                     -----------    -----------
Income before provision for income taxes .........       273,947        129,258
Provision for income taxes .......................            --             --
                                                     -----------    -----------
Net income .......................................   $   273,947    $   129,258
                                                     ===========    ===========

Net income per basic share .......................   $      .061    $      .030
                                                     ===========    ===========
Net income per diluted share .....................   $      .060    $      .030
                                                     ===========    ===========

Weighted average shares outstanding:
   Basic .........................................     4,495,984      4,495,984
                                                     ===========    ===========
   Diluted .......................................     4,588,216      4,495,984
                                                     ===========    ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                          Nine months ended
                                                     --------------------------
                                                     February 29,   February 28,
                                                         2004           2003
                                                     -----------    ------------
Revenues:
   Software license fees ........................    $   481,815    $   207,827
   Services .....................................        774,992        941,152
   Hardware .....................................         88,734        698,215
   Maintenance ..................................      1,121,618      1,104,251
                                                     -----------    -----------
   Total revenues ...............................      2,467,159      2,951,445
                                                     -----------    -----------

Cost of revenues:
   Cost of license fees .........................         88,750         32,170
   Cost of services .............................        481,894        530,044
   Cost of hardware .............................         77,358        493,496
   Cost of maintenance ..........................        494,140        478,472
                                                     -----------    -----------
   Total cost of revenues .......................      1,142,142      1,534,182
Amortization of software development costs ......        581,048        688,301
                                                     -----------    -----------
                                                       1,723,190      2,222,483
                                                     -----------    -----------
Gross margin ....................................        743,969        728,962

Selling, general and administrative expenses ....        432,628        501,289
                                                     -----------    -----------
Income from operations ..........................        311,341        227,673
Interest expense, net ...........................         13,189         26,077
                                                     -----------    -----------
Income before provision for income taxes ........        298,152        201,596
Provision for income taxes ......................             --             --
                                                     -----------    -----------
Net income ......................................    $   298,152    $   201,596
                                                     ===========    ===========

Net income per basic share ......................    $      .066    $      .045
                                                     ===========    ===========
Net income per diluted share ....................    $      .065    $      .045
                                                     ===========    ===========

Weighted average shares outstanding:
   Basic ........................................      4,495,984      4,495,984
                                                     ===========    ===========
   Diluted ......................................      4,576,503      4,495,984
                                                     ===========    ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                  Nine months ended
                                                            ----------------------------
                                                            February 29,    February 28,
                                                                2004            2003
                                                            ------------    ------------
Operating activities
Net income .............................................    $   298,152     $   201,596
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization of property and
       equipment .......................................         24,200          36,656
       Amortization of software development costs ......        581,048         688,301
       Provision for bad debt ..........................          6,536           6,226
       Changes in operating assets and liabilities:
         Accounts receivable ...........................       (549,174)       (248,844)
         Unbilled revenue ..............................         88,000         136,573
         Other current assets ..........................        (27,211)        (40,330)
         Accounts payable ..............................         68,422         234,566
         Accrued expenses ..............................        (20,366)         45,309
         Other current liabilities .....................        (25,000)             --
         Deferred revenue ..............................         37,188         (86,493)
                                                            -----------     -----------
Net cash provided by operating activities ..............        481,795         973,560
                                                            -----------     -----------

Investing activities
Software development costs .............................       (600,487)       (413,806)
Capital expenditures ...................................        (10,428)        (12,851)
                                                            -----------     -----------
Net cash used in investing activities ..................       (610,915)       (426,657)
                                                            -----------     -----------

Financing activities
Repayment of loan payable to shareholders ..............        (11,492)        (14,572)
Repayment of loan payable to Baseboard
   Investments, LLC ....................................             --        (300,000)
                                                            -----------     -----------
Net cash used in financing activities ..................        (11,492)       (314,572)
                                                            -----------     -----------

Increase (decrease) in cash and cash equivalents .......       (140,612)        232,331
Cash and cash equivalents at beginning of period .......        435,485         219,370
                                                            -----------     -----------
Cash and cash equivalents at end of period .............    $   294,873     $   451,701
                                                            ===========     ===========

Supplemental disclosures of cash flow information:
  Cash paid for interest ...............................    $     1,238     $     1,069
                                                            -----------     -----------

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

      Operating results for the three- and nine-month periods ended February 29, 2004 are not necessarily indicative of the results that may be expected for the year ended May 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2003.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended February 29, 2004 and February 28, 2003

      Revenues. Total revenues increased by $75,887 to $1,127,254 in the three months ended February 29, 2004, as compared to $1,051,367 in the three months ended February 28, 2003. Software license fees increased significantly during the 2004 period as compared to the 2003 period, primarily because the Company sold one large domestic RIMS license and one international license, in addition to several upgrades to existing licenses during the 2004 period. The Company's revenues rely on a relatively small number of license sales. As a result, software revenues fluctuate based on the size of new license agreements and the number of upgrades to existing licenses. Although software revenues increased during the 2004 period, the Company continues to experience the effects of economic uncertainties and depressed spending for information technology in the United States and Europe. This decline has resulted in delayed and cancelled buying decisions by customers. Service revenues increased by approximately 67% for the 2004 period as compared to the 2003 period primarily due to higher revenues related to the installation of new RIMS sites during the 2004 period. Hardware revenues decreased by approximately 97% for the 2004 period as compared to the 2003 period primarily because the Company had one significant sale of RIMS-related hardware in connection with a new site during the 2003 period, as compared to several smaller sales of replacement hardware to existing customers during the 2004 period. The Company considers the sale of RIMS-related hardware to be non-strategic. These sales primarily depend upon specific customer requirements. In addition, customers have the ability to purchase hardware from a large variety of vendors at competitive prices. Maintenance revenues increased by approximately 1% for the 2004 period as compared to the 2003 period. This increase was primarily due to additional maintenance revenues for new RIMS sites, offset, in part, by a reduction in pricing for maintenance of third-party licenses and hardware by existing customers. Increases in maintenance revenue are dependant upon overall license revenue growth and maintenance contract renewal rates.

      Cost of Revenues. Total cost of revenues decreased by $54,056 to $459,362 in the three months ended February 29, 2004, as compared to $513,418 in the three months ended February 28, 2003. As a percentage of revenues, total cost of revenues decreased to approximately 41% in the 2004 period as compared to approximately 49% in the 2003 period. As a percentage of license fee revenues, the cost of license fees increased in the 2004 period primarily due to the sale of licenses with associated third-party fees. As a percentage of service revenues, the cost of services was higher in the 2004 period primarily due to higher variable costs associated with the installation of RIMS at new customer sites. As a percentage of hardware revenues, the cost of hardware was higher in the 2004 period due to higher hardware costs from suppliers. The Company does not carry an inventory of hardware items sold and only offers hardware as an option to customers who desire a turnkey solution. As a percentage of maintenance revenues, the cost of maintenance was higher in the 2004 period primarily due to the increased number of new users of RIMS, Version 4.3. As new users gain experience using the RIMS product, the cost of maintenance typically decreases.

      Amortization of Software Development Costs. Amortization of software development costs decreased by $29,260 to $202,406 in the three months ended February 29, 2004, as compared to $231,666 in the three months ended February 28, 2003. This decrease was due to the final amortization of capitalized software development costs for early versions of RIMS during fiscal 2003. As a percentage of revenue, the amortization of software development costs was approximately 18% in the 2004 period and 22% in the 2003 period.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of salaries for sales, administrative, executive and financial personnel, commissions, travel and promotional expenses, professional fees and insurances, as well as other administrative expenses. Selling, general and administrative expenses increased by $15,329 to $187,056 in the three months ended February 29, 2004, as compared to $171,727 in the three months ended February 28, 2003. As a percentage of revenue, selling, general and administrative expenses increased to approximately 17% for the three months ended February 29, 2004, as compared to 16% for the three months ended February 28, 2003. This increase was primarily due to increased costs related to professional fees and shareholder relations, offset, in part, by decreased costs related to salaries and related expenses. Although the Company continually seeks ways in which it can reduce costs, it expects selling, general and administrative expenses to remain at current levels beyond fiscal 2004.

      Interest Expense, Net. Interest income decreased by $484 to $215 in the three months ended February 29, 2004, as compared to $699 in the three months ended February 28, 2003. The decrease is primarily due to a decrease in cash on hand and a decline in interest rates during the 2004 period. Interest expense decreased by $1,299 to $4,698 in the three months ended February 29, 2004, as compared to $5,997 in the three months ended February 28, 2003. This decrease was primarily due to a reduction in the loan payable to Baseboard Investments, LLC.

      Income Taxes. No provision for income taxes is reflected in the 2004 or 2003 periods, as the Company has sufficient net operating losses to offset current earnings. No deferred tax expense has been recorded in the 2004 period or the 2003 period as the Company continues to record a valuation allowance to reserve for its net deferred tax assets. The valuation allowance was provided because of uncertainty, based on the Company's historical results, with respect to realization of deferred tax assets.

Comparison of Nine Months Ended February 29, 2004 and February 28, 2003

      Revenues. Total revenues decreased by $484,286 to $2,467,159 in the nine months ended February 29, 2004, as compared to $2,951,445 in the nine months ended February 28, 2003. Software license fees increased by approximately 132% during the 2004 period as compared to the 2003 period primarily because the Company sold one large domestic RIMS license and one international RIMS license, in addition to several third-party license sales made during the 2004 period. The Company's revenues rely on a relatively small number of license sales each period. As a result, software revenues fluctuate based on the size of new license agreements and the number of sales of upgrades and add-ons to existing licenses. Although software revenues increased during the 2004 period as discussed above, the Company continues to experience the effects of economic uncertainties and depressed spending for information technology in the United States and Europe. Service revenues decreased by approximately 18% for the 2004 period as compared to the 2003 period primarily due to lower revenues from services related to upgrades and modifications to existing RIMS sites, offset, in part, by higher revenues related to the installation of new RIMS sites during the 2004 period. Hardware revenues decreased by approximately 87% during the 2004 period as compared to the 2003 period primarily because the Company sold a significant amount of RIMS-related hardware to one existing customer and sold hardware associated with the implementation of a RIMS system to a new customer during the 2003 period. As discussed above, the Company considers the sale of RIMS-related hardware to be non-strategic. Maintenance revenues increased by approximately 2% for the 2004 period as compared to the 2003 period. This increase was primarily due to additional maintenance revenues for new RIMS sites, offset, in part, by a reduction in pricing for maintenance of third-party licenses and hardware by existing customers. Increases in maintenance revenue are dependant upon overall license revenue growth and maintenance contract renewal rates.

      Cost of Revenues. Total cost of revenues decreased by $392,040 to $1,142,142 in the nine months ended February 29, 2004, as compared to $1,534,182 in the nine months ended February 28, 2003. As a percentage of revenues, total cost of revenues decreased to approximately 46% in the 2004 period, as compared to approximately 52% in the 2003 period. As a percentage of license fee revenues, cost of license fees increased in the 2004 period primarily due to the sale of licenses with associated third-party fees. As a percentage of service revenues, the cost of services was higher in the 2004 period due to higher variable costs associated with the installation of RIMS at customer sites. As a percentage of hardware revenues, the cost of hardware was higher in the 2004 period due to higher hardware costs from suppliers. The Company does not carry an inventory of hardware items sold and only offers hardware as an option to customers who desire a turnkey solution. As a percentage of maintenance revenues, the cost of maintenance was higher in the 2004 period primarily due to the increased number of new users of RIMS, Version 4.3. As new users gain experience using the RIMS product, the cost of maintenance typically decreases.

      Amortization of Software Development Costs. Amortization of software development costs decreased by $107,253 to $581,048 in the nine months ended February 29, 2004, as compared to $688,301 in the nine months ended February 28, 2003. This decrease was due to the final amortization of capitalized software development costs for early versions of RIMS during fiscal 2003. As a percentage of revenue, the amortization of software development costs was approximately 24% in the 2004 period and 23% in the 2003 period.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of salaries for sales, administrative, executive and financial personnel, commissions, travel and promotional expenses, professional fees and insurances, as well as other administrative expenses. Selling, general and administrative expenses decreased by $68,661 to $432,628 in the nine months ended February 29, 2004, as compared to $501,289 in the nine months ended February 28, 2003. This decrease was primarily due to a non-recurring vendor credit of $25,000 and the reversal of accrued labor expenses of $32,500, offset, in part, by an increase in costs related to professional fees and shareholder relations. As a percentage of revenue, selling, general and administrative expenses increased to approximately 18% for the nine months ended February 29, 2004, as compared to 17% for the nine months ended February 28, 2003. Although the Company continually seeks ways in which it can reduce costs, it expects selling, general and administrative expenses to remain at current levels through fiscal 2004.

      Interest Expense, Net. Interest income decreased by $2,129 to $855 in the nine months ended February 29, 2004, as compared to $2,984 in the nine months ended February 28, 2003. This decrease was primarily due to a decrease in cash on hand and the decline in interest rates during the 2004 period. Interest expense decreased by $15,017 to $14,044 in the nine months ended February 29, 2004, as compared to $29,061 in the nine months ended February 28, 2003. This decrease was primarily due to a reduction in the loan payable to Baseboard Investments, LLC.

      Income Taxes. No provision for income taxes is reflected in the 2004 or 2003 periods, as the Company has sufficient net operating losses to offset current earnings. No deferred tax expense has been recorded in the 2004 period or the 2003 period as the Company continues to record a valuation allowance to reserve for its net deferred tax assets. The valuation allowance was provided for because of uncertainty, based on the Company's historical results, with respect to realization of deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

      The Company funded its operations and met its capital expenditure requirements through cash flows from operations. As of February 29, 2004, the Company had $294,873 in cash and cash equivalents and working capital of $482,232.

      Net cash provided by operating activities was $481,795 and $973,560 for the nine months ended February 29, 2004 and February 28, 2003, respectively. Cash flows from operations decreased in the 2004 period primarily due to an increase in accounts receivable and deferred revenue, offset, in part, by a decrease in amortization and depreciation expenses, accounts payable and unbilled receivables.

      Net accounts receivable were $988,520 as of February 29, 2004. This compares to $445,882 at May 31, 2003. The increase in accounts receivable from May 31, 2003 primarily related to an increase in sales related to the implementation of RIMS at customer sites. The services related to these implementations were completed and billed in the latter part of the 2004 period. At February 29, 2004, the Company recorded an allowance for doubtful accounts of approximately $6,500. The Company believes it has adequately provided for any risks with respect to receivables known or anticipated at this time.

      The Company expended $10,428 and $12,851 for the purchase of equipment and capitalized $600,487 and $416,806 for software development costs in the nine months ended February 29, 2004 and February 28, 2003, respectively. Any costs associated with the development of new products or enhancements to the existing RIMS product will be financed through working capital.

      The Company has a line of credit from Baseboard Investments LLC, a limited liability company, the members of which consist of three principal shareholders and directors of the Company. This line of credit provides for borrowings of up to $1,250,000 and expires on September 19, 2005. Borrowings bear interest at the prime rate plus two percent (6.00% at March 29, 2004). As of March 29, 2004, $240,146 had been drawn down from this line of credit.

      The Company's capital requirements depend on many factors, including the level and timing of revenues and new product development. However, the Company is limited to its current cash, cash equivalents and available unused lines of credit for funding such internal growth and development. No significant capital expenditures are anticipated in the next 12 months.

      For the nine months ended February 29, 2004, the Company operated on a positive cash flow basis and recorded net income of $879,200, or $.20 per basic share, excluding the amortization of software development costs. The Company believes its existing cash and cash equivalents, anticipated revenues from existing maintenance contracts, and anticipated revenues from existing contracts for implementation of RIMS at new sites, including license fees, hardware and services, are sufficient to fund the Company's operations at the current levels beyond fiscal 2004.

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

      (b)   Reports on Form 8-K

      On January 12, 2004, the Company filed a Current Report on Form 8-K to file its press release disclosing earnings results, as reported in the Quarterly Report on Form 10-QSB for the fiscal quarter ended November 30, 2003.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Massapequa, New York, on March 29, 2004.

                              ROBOCOM SYSTEMS INTERNATIONAL INC.

                              By: /s/ Irwin Balaban
                                  ------------------------------
                                    Irwin Balaban
                                    Chief Executive Officer
                                     (Principal Executive Officer, Principal
                                      Accounting Officer and Principal Financial
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