Form 10KSB
period 2004-05-31
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2004-08-23
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended May 31, 2004

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________________ to ________________.

                         Commission File Number 0-22735

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
                 (Name of small business issuer in its charter)

                    New York                                      11-2617048
(State or other jurisdiction of incorporation or              (I.R.S. Employer
                  organization)                              Identification No.)

     511 Ocean Avenue, Massapequa, New York                         11758
    (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number: (516) 795-5100

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure is contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year. $3,354,619.

As of August 23, 2004, the issuer had outstanding 4,495,984 shares of its common stock.

As of August 23, 2004, the aggregate market value of the issuer's common stock held by non-affiliates was $1,172,210 (based upon the closing price of the issuer's common stock on The Over-the-Counter Bulletin Board on such date).

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

Industry Background

      In recent years, a number of business trends have converged to change the historical relationships among retailers, manufacturers and suppliers, and distributors. Increasing globalization of the marketplace has resulted in greater geographic diversity of supply and production facilities and has increased competition as more suppliers are offering a greater range of product offerings at multiple price levels. In addition, a number of trends in retailing, including the emergence of virtual electronic commerce, shorter product life cycles, a significant increase in the number and variety of product offerings, and a more informed and price conscious consumer, have put increased pressure on retailers to reduce expenses to remain competitive. Consequently, manufacturers, distributors and retailers are seeking to reduce inventory and inventory management costs by selecting suppliers that can respond to "just-in-time" purchasing and "quick response" delivery techniques that enable them to better match product inventory to actual customer demand. Retailers and other vendors also are increasingly demanding that their suppliers comply with standards for electronic commerce, specific labeling requirements, Global Trade Item Number (GTIN) and Radio Frequency Identification (RFID) tags.

      As a result of these trends, manufacturers and suppliers are experiencing significant pressures to satisfy customer demands for improved product delivery, visibility and reduced delivery times. Historically, manufacturers have organized their businesses primarily to increase manufacturing efficiency and output. However, as major customers shift the burden of inventory management to the manufacturer or distributor, manufacturers and distributors have refocused their business process re-engineering efforts to evaluate the service and value provided to customers from existing operations and supply chains and are seeking alternatives for streamlining the supply, warehousing and distribution process. The need to satisfy customer demand for more effective and efficient order fulfillment has caused manufacturers and distributors to seek greater communication, understanding and control over the entire supply chain. This is necessary to minimize materials inventories, ensure the timing of deliveries from suppliers, reduce manufacturing cycle times, minimize finished goods inventories, improve order accuracy, maximize the efficiency of warehousing and transportation systems and provide superior response times to customers.

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

      o New Product Development. The Company intends to continue to produce a quality warehouse management system product that meets client expectations in terms of functionality, flexibility, procurement cost, implementation cost and ongoing maintenance cost. The Company believes RIMS meets these expectations and will continue to do so as the product evolves. The Company is committed to continuous product improvement through a software development program that is driven by customer input and industry trends. The Company intends to continue to utilize its industry, customer and supplier relationships to keep abreast of emerging standards, protocols and application programming interfaces as such trends are introduced and gain market acceptance. The Company believes that an event driven, open, world wide web-based, multi-tiered application architecture will supplant the traditional rule-based, proprietary client/server technology currently employed by some competitors. In addition, the Company believes the continued development and enhancement of certain product personalization and configuration tools will make the product more unique. See "-- Products, "Third Party Hardware Products," and "-- Product Development."

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

      o International Expansion. The Company intends to continue to pursue the international business market. In this regard, the Company has established formal relationships with distributors in Argentina, the United Kingdom and Indonesia that are established systems integrators with large client bases in their respective regions. The Company maintains an international sales and support office in the Netherlands. See "-- Sales and Marketing."

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

Products

      The Company's principal product, RIMS, is a full-featured, state-of-the-art warehouse management solution. RIMS is a highly scaleable, highly configurable and flexible product with baseline functionality and features sufficient for most warehouse installations. The strength of RIMS is its adaptability to varied environments with little or no modification. In the United States, RIMS is generally sold as an entire turnkey solution that provides the Company's clients with the software, services and hardware necessary for a comprehensive warehouse management system solution. Internationally, RIMS is generally sold to clients via local distributors and implemented by the distributors and/or local implementers.

      The Company also markets pre-configured versions of RIMS that are specifically targeted to various vertical markets, such as food and beverage distribution, medical and automotive. These pre-configured versions use the basic RIMS system as the core with additional industry-specific features and functions.

      As a standard, "off-the-shelf," highly configurable software system, RIMS is designed to be deployed in approximately four months or less and to achieve measurable cost savings for clients. The efficiency of implementing the Company's software solutions results from the open systems architecture of RIMS, which runs on various operating platforms (most notably Unix, Linux and Windows), has a Field and Screen Configuration Toolkit and uses Oracle, Progress or SQL Server as its database management system. The Company believes its clients recognize cost savings throughout the warehousing and distribution processes as a result of increases in worker productivity, efficiencies in space utilization, increases in inventory accuracy due to lot control, shelf life control and product serialization tracking, and the elimination of lost product and costly shipping errors through the use of bar code technology.

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

      RIMS is a comprehensive application that manages the receiving, put away, outbound order processes, and general warehouse operations. With each warehouse process, RIMS provides a variety of tactical choices that can be user defined to a client's specific requirements and needs and that are designed to maximize efficiency. Major system features and functions include:

      o Internet and Intranet Ready. The product has been engineered using Internet and intranet compatible technologies and standards. Warehouse users and authorized trading partners can access warehouse data either in real-time local access, via the World Wide Web or via telnet remote access. This ability enables the RIMS warehouse to support Vendor Managed Inventory (VMI) by allowing vendors to monitor the products they supply to the RIMS warehouse and automatically replenish stock as needed. Multiple sites can also easily access a centrally located RIMS database.

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

      o Picking and Shipping. The RIMS outbound order process analyzes each order to determine the most efficient packing, loading and shipping procedures. The order processing function is configured to match each client's management strategies. The outbound order process includes, among other features, order selection, allocation, picking, loading and shipping. Wave planning, automatic carton size selection, batch picking, narrow aisle support, and pick and pass processing are just a few of the supported options.

      o Management. The general warehouse operations process manages the availability of space and the movement of warehouse personnel, inventory and material handling equipment through information shared by management and warehouse employees. The real-time information and product flexibility allows a client to test or implement different strategies to maximize productivity and efficiency. The system allows clients to combine multiple tasks into a single job assignment, such as grouping a put-away and picking assignment into one trip. RIMS facilitates cycle counting, automatic replenishment, product moves, inventory control and consolidation, labor tracking, truck appointment scheduling, system security, space utilization, vehicle management and rewarehousing.

      o Activity-based costing and Third-party Logistics (3PL) support. The product provides the basis for support of third-party logistics facilities where multiple product owners share warehouse facilities and are billed for the space and services they use.

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

Clients

      The Company targets its marketing efforts primarily on manufacturers, distributors, retailers and wholesalers in the consumer products, industrial supplies, petrochemical products, government, food processing, public utilities and medical/pharmaceutical sectors, as well as other high-volume wholesalers and distributors.

      Client orders for the Company's RIMS products over the last three fiscal years have ranged from approximately $50,000 to over $1 million. Due to the size of most orders and the need for differing levels of modification for each installation, the Company historically has obtained orders from a relatively small number of new clients each fiscal quarter. As a result, individual clients have often accounted for more than 10% of total revenues in a particular fiscal period. For fiscal year ended May 31, 2002, the Company had one client that accounted for approximately 19% of total revenues. For fiscal year ended May 31, 2003, the Company had three clients that accounted for approximately 24%, 13% and 12% of total revenues, respectively. For fiscal year ended May 31, 2004, the Company had two clients that accounted for approximately 22% and 21% of total revenues, respectively. Because of the nature of the Company's business operations, the Company anticipates that the number of clients that account for more than 10% of total revenues for a fiscal period will vary from period to period depending on the status and timing of significant orders by a particular client or clients in any given fiscal period.

Sales and Marketing

      The Company currently markets its products and services primarily through a direct sales force in North America and directly and indirectly in other parts of the world. The Company conducts marketing and sales programs that include strategic partner development, public relations, direct mail, Internet listings, advertising, seminars, trade shows and ongoing client communications programs. The Company is also listed with the United States General Services Administration (GSA), thus allowing federal agencies to purchase products from the Company, without the usual open-bid process required for government purchases from non-GSA suppliers. Sales and marketing personnel are located at the Company's headquarters in Massapequa, New York. The Company has an international sales and support office in Raamdonksveer, The Netherlands, that seeks customers and viable distributors in its region of operation and provides technical support for RIMS products.

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

      The Company intends to supplement its marketing efforts by aligning itself with complimentary solutions providers and technology partners. Strategic alliances also assist the Company in keeping pace with technological developments of the major software and hardware vendors and, in certain instances, provide the Company with product development services. The Company is a Solution Partner in the Symbol Technologies Partner Select Program, as a result of which the Company is an authorized reseller of certain of Symbol's products and licensed software and the Company and Symbol have agreed to certain joint marketing strategies for products of both companies.

      The Company markets RIMS through resellers located in Argentina, the United Kingdom and Indonesia. The Company's resellers are established systems integrators with large client bases in their respective regions. The Company's agreements with such resellers are not exclusive. The Company will continue to evaluate additional non-exclusive international resellers around the world.

      For the fiscal years ended May 31, 2002, 2003 and 2004, approximately 11%, 6% and 9%, respectively, of the Company's revenues were generated outside the United States. There are a number of risks inherent in the Company's current and proposed international business activities. There can be no assurance that such factors will not have an adverse effect on the ability of the Company to increase revenues from future international sales and, consequently, on the Company's results of operations.

Product Development

      The Company seeks to offer an extensive, integrated product line that provides complete warehouse management functionality to warehouses worldwide. To affect this strategy, the Company intends to continue to introduce new modules, upgraded functionality and enhancements to existing products.

      The Company, through its development and support personnel, works closely with its clients and prospective clients and closely follows industry research to determine their requirements and to design enhancements and new products to meet client needs. Using input from the user and the technical community, the Company's steering committee will select suitable enhancements for inclusion in future releases of RIMS. Product improvements are often initiated by client-funded modifications that can be incorporated into the standard package. Clients benefit by funding enhancements that improve the baseline product through lower maintenance costs and future ability to upgrade. All Company product development is performed by its employees. The Company's capitalized software development costs were $331,290, $648,612 and $821,041 in fiscal 2002, 2003 and 2004, respectively. The Company plans to undertake continuous product improvement to ensure competitiveness. New modules and features will continue to be added throughout the fiscal year.

      The Company is continuing its software development efforts by designing enhancements to RIMS using Internet technologies compliant with current industry standards. By incorporating these technologies into RIMS, authorized users and their supply chain applications on the World Wide Web are able to access and manage a RIMS controlled warehouse from anywhere on the Internet. For example, a RIMS client is able to permit its authorized users to access its RIMS data repository via the Internet, which will reduce the burden on its own customer service department because the status of orders and the location of inventory for an order may be monitored directly by the authorized user (i.e., a retail client or plant manager). Vendor Managed Inventory (VMI) is also supported using the Internet accessibility. Protection of the client's data and restriction of unauthorized access are provided within the RIMS system using standards-based authorization and encryption. Scalability and ease of maintenance are additional benefits of this architecture. The first Internet- and intranet-based, Windows enabled RIMS Version was released in April 1999 as Version 4.0. Version 4.2, which provided additional Internet- and intranet-based capabilities, was released in December 1999, and Version 4.3 was released in July 2000. RIMS Version 4.3 featured multiwarehouse functionality, a yard management system for inbound trucks and a link to a transportation management system (TMS). RIMS Version 4.3 also highlighted tasks interleaving and new system directed RF task for increased operator productivity. During fiscal 2001, additional features were added to RIMS 4.3, including batch picking, cycle counting by item velocity, and an interface to external systems structured around the technology of Extensible Markup Language (XML). A standard report writer was also incorporated into the RIMS product offering. RIMS Alert, an event-driven tool that employs XML technology to trigger electronic mail messages to subscribers, was released in May 2001 and can be integrated with a customer's RIMS application or implemented independently. RIMS Version 5.0 was announced in May 2003 and is currently being tested at several customer sites. Its primary focus is a modernized browser user interface and enhanced features such as Third Party Billing (Activity Based Costing), kitting and kit assembly, automatic carton size assignments to pickers, support for Global Trade Item Number (GTIN), Radio Frequency Identification (RFID) tag generation, and improved real-time screen configuration utilities. Additionally, improved security features are incorporated into RIMS 5.0, as demanded by the marketplace.

      The Company intends to continue development of enhancements and to explore new opportunities as they relate to the acceleration of electronic commerce over the Internet. New products that extend the capabilities of a traditional warehouse management system to enhance a user's position in the supply chain, such as transportation management, sharing data with trading partners, and decision support tools, are typical applications of this technology. In addition, the Company intends to continue to develop certified interfaces with complementary third-party products, including leading ERP products and transportation management systems. The Company is also researching the development of a new product aimed at a different market base than that of its traditional RIMS product. As currently contemplated, the Company will combine its extensive warehouse systems experience, leading state-of-the-art technology and the RIMS system flexibility and configurability to create a warehouse management system targeted to small to mid-sized clients.

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

Competition

      The market for warehouse management and distribution software and related services is very competitive and is characterized by rapid changes in technology and user needs and the frequent introduction of new products and product enhancements. The Company's competitors and potential market entrants range from small, privately held firms to large national and international organizations with more extensive technical staffs and technological resources, larger marketing and sales organizations, and greater financial resources than the Company. The Company also competes with software applications developed by the internal management information system departments of its potential clients, as well as warehousing options embedded in certain ERP solutions. The Company, however, believes that potential clients increasingly will purchase software applications from outside vendors specializing in warehouse management software, including the Company, due to high development costs, poor support, the lack of comparable functionality, inconsistent or delayed development schedules and lack of programming talent within organizations not specifically focused on warehouse management solutions.

      The Company believes that historically the market for warehouse management and distribution software could be characterized by the size of the client or the complexity of the client's warehouse handling environment. Competitors in the high end of the market offered turnkey systems that typically integrated all aspects of software, hardware and services related to the warehouse management system, including electronic commerce functionality, real-time labor management functionality, labor planning, tracking and management functionality, integrated host system communications, modular software development, material handling device control, automated storage equipment control, inbound/outbound traffic management, and full receiving, putaway/storage, order processing, picking, packing, shipping, inventory control and management reporting functionality. Middle market competitors differ from high-end competitors primarily by offering systems with limited hardware flexibility, little or no management, labor and storage reporting, little or no radio frequency functionality and reduced hardware and software costs. Middle market systems generally provide excellent tracking and control, but do not actively help to manage the warehouse operation. At the lower end of the market, competitors tend to specialize in a specific aspect of warehouse functionality, such as receipts tracking, warehouse data collection tasks or carousel control, and have smaller technical and development staffs.

      The Company believes that, unlike most of its competitors, it can compete effectively in both the high end and middle segments of the market due to the scalability, flexibility, hardware and platform independence, configurability, functionality and price of RIMS. The Company has a large number of competitors in these markets and believes that its primary competitors in these markets are Red Prairie Corporation, Manhattan Associates, Inc., HighJump Software, and Provia Software, each of which provides complete warehouse management and distribution software. In addition, certain well-known software developers, such as SAP AG and J.D. Edwards & Co. offer integrated manufacturing or accounting software packages that include a warehouse management component. Many of the Company's competitors have greater name recognition, more extensive engineering, management and marketing capabilities and significantly greater financial, technological and personnel resources than the Company.

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

Employees

      As of August 23, 2004, the Company had 27 employees, of which seven were employees primarily in management and administration, nine in product development, nine in client support, and two in sales and marketing. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company considers its relations with its employees to be satisfactory.

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

      The Company also leases approximately 280 square feet in Raamsdonksveer in the Netherlands. The lease expires on April 13, 2005, and will automatically be extended for a period of one year, until six months notice to terminate the lease is given by the Company. The lease has an annual rental rate of approximately $5,000 (excluding operating expenses and insurance).

      The Company believes that its existing facilities are sufficient for its current operations.

Item 3. Legal Proceedings.

      The Company is not a party to any material legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

                                     Part II

Item 5. Market for Common Equity and Related Shareholder Matters.

      The Company's Common Stock trades on The Over-the-Counter Bulletin Board under the symbol RIMS. The following table represents the high and low price information for the Company's Common Stock for each quarterly period in fiscal 2003 and 2004.

                                          Fiscal 2003       Fiscal 2004
                                          High     Low      High     Low
                                          ----     ---      ----     ---
            Quarter ended August 31      $0.28    $0.09    $1.02    $0.09
            Quarter ended November 30     0.18     0.05     1.17     0.60
            Quarter ended February 28     0.21     0.05     0.93     0.50
            Quarter ended May 31          0.26     0.06     0.85     0.40

      Quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

      On August 23, 2004, the closing price of the Company's Common Stock as reported on the Over-the-Counter Bulletin Board was $0.60.

      As of May 31, 2004, there were 4,495,984 shares of the Company's Common Stock outstanding held by approximately 34 shareholders of record. Of the 4,495,984 shares, 1,824,348 shares of Common Stock were held in street name.

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

Overview

      The Company's principal activities include marketing and support of comprehensive warehouse management software systems. The Company licenses its standard RIMS warehouse management systems; it provides related services (including customization and modification, project management, training and implementation) and maintenance support; and it sells related third-party hardware products. The Company's future operating results are significantly dependent upon continued market acceptance of RIMS and enhancements thereto. In addition, since a substantial portion of the Company's revenues in any fiscal period are derived from relatively few sales of RIMS, both the number of new sales of RIMS and the timing of orders for, and installations of, new systems in any fiscal period, has caused and is expected to continue to cause, significant fluctuations in revenue from period to period.

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

      The Company's total revenues are dependent upon a relatively small number of large sales. In addition, the Company continues to experience the effects of economic uncertainties and depressed spending for information technology in the United States and Europe. This decline has resulted in delayed and cancelled buying decisions by customers. These factors further affected the Company's sales and resulted in fewer new customer installations, while large contracts with two customers contributed significantly to revenues. Revenues from the Company's five largest clients in each of fiscal 2002, 2003 and 2004 accounted for approximately 44%, 65% and 59% of total revenues, respectively.

      Costs of revenues represents the cost of software modification, system implementation and other services, hardware and maintenance support. Costs of services and costs of maintenance consist primarily of labor costs for client support, including personnel costs, and costs relating to subcontracted services and overhead. Typically, costs of maintenance associated with the Company's standard maintenance contract decrease over the life of the maintenance contract. The number of programmers and service and support personnel employed by the Company was 18 at May 31, 2002, 2003 and 2004. Programmers also function as engineers in the development of software, as described below. Cost of hardware consists primarily of the cost of hardware sold by the Company on behalf of other manufacturers.

      Amortization of software development costs consists of the amortization of costs of engineering personnel and related development expenses, such as the development of software tools and documentation, capitalized starting at the point technological feasibility is demonstrated. The Company believes that a significant level of investment in software development is essential to achieve and maintain a market leadership position. The Company capitalized $331,290, $648,612 and $821,041 in fiscal 2002, 2003 and 2004, respectively, for software development costs. Research and development costs for these periods were not significant. The Company employed seven, eight and nine software development employees at May 31, 2002, 2003 and 2004, respectively, some of which also functioned as programmers for the installation or modification of the Company's software. Amortization of software development costs has decreased primarily due to the final amortization of capitalized software development costs for early versions of RIMS. RIMS has been technologically feasible since 1992 and saleable since the beginning of fiscal 1995. The Company's past, current and planned product development efforts are directed at enhancing and improving RIMS. Version 4.0, based on Internet technology, enables authorized users to monitor and manage their warehouses and enables supply chain partners to access order and shipment status in real time, for the cost of an Internet connection. Version 4.2 provides additional Internet- and intranet-based capabilities. Features in RIMS Version 4.3 include multiwarehouse functionality, a yard management system for inbound and outbound trucks and a link to a transportation management system (TMS). RIMS Version 5.0 was announced in May 2003 and is currently being tested at several customer sites. Its primary focus is a modernized browser user interface and enhanced features such as Third Party Billing (Activity Based Costing), kitting and kit assembly, automatic carton size assignments to pickers, support for Global Trade Item Number (GTIN), Radio Frequency Identification (RFID) tag generation, and improved real-time screen configuration utilities. Additionally, improved security features are incorporated into RIMS 5.0, as demanded by the marketplace. Additional functionality to utilize RFID tags on product is being investigated and discussed with several existing customers.

      The Company anticipates that the dollar amount of the costs capitalized will not increase significantly during fiscal 2005. As a percentage of total revenue, the Company anticipates that amortization of software development expenses will remain consistent with current levels.

      Selling, general and administrative expenses consist primarily of salaries for sales, marketing, administrative, executive and financial personnel, commissions paid to sales personnel, and travel and promotional expenses. The sales and marketing, general and administrative staff consisted of eight employees at May 31, 2002 and 2003 and nine employees at May 31, 2004. The Company anticipates that such expenses will decrease as a percentage of total revenues as revenues increase.

Strategy and Restructure of Operations

      During fiscal 2002, the Company implemented a new strategy to improve its financial position by increasing its emphasis on its strong relationships with existing customers in an effort to increase revenues from upgrades, modifications to RIMS and additional training and consulting services, while continuing to seek new customers. As existing customers upgrade to the latest versions of RIMS Versions 4.3 and Version 5.0, the Company intends to more aggressively market additional implementation services, as well as its RIMS Alert product. The Company has also begun to offer additional maintenance services for the computer systems administration of its existing customers. Management anticipates that these additional services and product sales, as well as sales to new customers, will increase revenues.

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

      The Company's shift in strategy was accompanied by a restructuring of its operations to more closely align operating costs with revenues. During fiscal 2002, the Company took actions to significantly reduce selling, general and administrative expenses. These actions included restructuring operations to more closely align operating costs with revenue, reducing overhead expenses, and reviewing and revising all other expenditures. Although the Company continually seeks ways in which it can reduce costs, it expects selling, general and administrative expenses to remain at current levels beyond fiscal 2005.

      Since restructuring its operations, the Company has been able to increase revenues and regain positive operating results, while improving relationships with existing customers, and has obtained sales from new domestic and international customers. The Company believes it will continue to increase revenues and improve its operating results during fiscal 2005.

Results of Operations:

      The following table sets forth, for the periods indicated, certain statement of operations data:

                                 (In thousands)

                                                         Year ended May 31,
                                                    ----------------------------
                                                      2002       2003      2004
                                                    -------     ------    ------
Revenue:
   Software license fees .......................    $   667     $  230    $  546
   Services ....................................        533      1,299     1,203
   Hardware ....................................        403        730        90
   Maintenance .................................      1,503      1,470     1,516
                                                    -------     ------    ------
   Total revenues ..............................      3,106      3,729     3,355
                                                    -------     ------    ------

Cost of revenue:
  Cost of license fees .........................        107          1       111
  Cost of services .............................        452        624       673
  Cost of hardware .............................        356        503        78
  Cost of maintenance ..........................      1,055        626       643
                                                    -------     ------    ------
  Total cost of revenues .......................      1,970      1,754     1,505
                                                    -------     ------    ------

Amortization of software
  development costs ............................      1,524        774       767
                                                    -------     ------    ------
Gross margin ...................................       (388)     1,201     1,083
Selling, general and administrative expenses ...        904        683       644
                                                    -------     ------    ------
Income (loss) from operations ..................     (1,292)       518       439
Interest expense, net ..........................         39         32        17
                                                    -------     ------    ------
Income (loss) before income taxes ..............     (1,331)       486       422
Income taxes ...................................         --         --        --
                                                    -------     ------    ------
Net income (loss) ..............................    $(1,331)    $  486    $  422
                                                    =======     ======    ======

Comparison of Fiscal Years Ended May 31, 2003 and May 31, 2004

      Revenue. Total revenue decreased from $3,728,794 in the year ended May 31, 2003 to $3,354,619 for the year ended May 31, 2004. Software license fees increased by approximately 137% in fiscal 2004 as compared to fiscal 2003, primarily because the Company sold one large domestic RIMS license and several international RIMS licenses, in addition to third-party license sales made during the 2004 period. The Company's revenues rely on a relatively small number of license sales each period. As a result, software revenues fluctuate based on the size of new license agreements and the number of sales of upgrades and add-ons to existing licenses. Although software revenues increased during the 2004 period as discussed above, the Company continues to experience the effects of economic uncertainties and depressed spending for information technology in the United States and Europe. Services revenues decreased by approximately 7% in fiscal 2004 as compared to fiscal 2003, primarily due to lower revenues from services related to upgrades and modifications to existing RIMS sites, offset, in part, by higher revenues related to the installation of new RIMS sites during the 2004 period. In addition, during fiscal 2003, the Company realized non-recurring deferred service revenue in the amount of $88,537. Hardware revenues decreased by approximately 88% in fiscal 2004 as compared to fiscal 2003, primarily because the Company sold a significant amount of RIMS-related hardware to one existing customer and sold hardware associated with the implementation of a RIMS system to a new customer during the 2003 period. The Company considers the sale of RIMS-related hardware to be non-strategic. These sales primarily depend upon specific customer requirements. In addition, customers have the ability to purchase hardware from a large variety of vendors at competitive prices. Maintenance revenues increased by approximately 3% in fiscal 2004, as compared to fiscal 2003. This increase was primarily due to additional maintenance revenues for new RIMS sites, offset, in part, by a reduction in pricing for maintenance of third-party licenses and hardware to existing customers. Increases in maintenance revenue are dependant upon overall license revenue growth and maintenance contract renewal rates.

      Cost of Revenues. Total cost of revenues decreased by approximately 14% from $1,754,612 in fiscal 2003 to $1,505,509 in fiscal 2004. As a percentage of revenue, total cost of revenues decreased from approximately 47% in fiscal 2003 as compared to approximately 45% in fiscal 2004. As a percentage of license fee revenues, cost of license fees increased to approximately 20% in fiscal 2004 as compared to approximately .5% in fiscal 2003. This increase is primarily due the sale of licenses with associated third-party fees during the 2004 period. In addition, during the 2003 period, the Company applied a credit related to prior periods to third party license fees. As a percentage of service revenues, the cost of services increased to approximately 56% in fiscal 2004 as compared to approximately 48% in the 2003 period. This increase is primarily due to higher variable costs associated with the installation of RIMS at customer sites. In addition, the Company realized non-recurring service revenues with no associated costs during the 2003 period. As a percentage of hardware revenues, the cost of hardware was higher in fiscal 2004 due to higher hardware costs from suppliers. The Company does not carry an inventory of hardware items sold and only offers hardware as an option to customers who desire a turnkey solution. As a percentage of maintenance revenues, the cost of maintenance was slightly lower in the 2004 period as compared to the 2003 period. As new users gain experience using the RIMS product, the cost of maintenance typically decreases.

      Amortization of Software Development Costs. Amortization of software development costs decreased by approximately 1%, from $774,006 in fiscal 2003 to $766,733 in fiscal 2004. This decrease was due to the final amortization of capitalized software development costs for early versions of RIMS, offset, in part, by increased amortization expense for newer versions of RIMS and additional RIMS related products. As a percentage of revenue, the amortization of software development costs was approximately 21% in fiscal 2003 and approximately 23% in fiscal 2004.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by approximately 6%, from $682,905 in fiscal 2003 to $643,787 in fiscal 2004. As a percentage of revenue, selling, general and administrative expenses increased from approximately 18% in fiscal 2003 to approximately 19% for the 2004 period. The decrease in selling, general and administrative expenses was primarily due to decreased salaries and other related expenses, offset, in part, by an increase in costs related to marketing expenses, accrued professional fees and shareholder relations. Although the Company continually seeks ways in which it can reduce costs, it expects selling, general and administrative expenses to remain at current levels beyond fiscal 2005.

      Interest (Income) Expense, Net. Interest income decreased by $2,282 to $1,137 as compared to $3,419 in fiscal 2003. The decrease is primarily due to the decline in interest rates during the 2004 period. Interest expense decreased by $17,187 to $17,913 as compared to $35,100 in fiscal 2003. This decrease is primarily due to the reduction in the loan payable to Baseboard Investments, LLC.

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

Comparison of Fiscal Years Ended May 31, 2002 and May 31, 2003

      Revenue. Total revenue increased from $3,106,510 in the year ended May 31, 2002 to $3,728,794 for the year ended May 31, 2003. Software license fees decreased by approximately 65% in fiscal 2003 as compared to fiscal 2002, primarily because the Company sold fewer RIMS licenses, particularly internationally. The Company has continued to experience the effects of the declining United States' and European economies. This decline has resulted in delayed and cancelled buying decisions by customers for software and pressure by customers and competitors to discount license fees. In addition, during the 2002 period, the Company realized a non-recurring deferred license in the amount $52,000. Services revenues increased by approximately 144% in fiscal 2003 as compared to fiscal 2002, primarily due to higher revenues from services related to the installations of new RIMS sites and upgrades and modifications to existing RIMS sites during the 2003 period. In addition, during fiscal 2003, the Company realized non-recurring deferred service revenue in the amount of $88,537. Hardware revenues increased by approximately 81% in fiscal 2003, as compared to fiscal 2002, primarily due to a significant sale of RIMS-related hardware made during the 2003 period. Maintenance revenues decreased by approximately 2% in fiscal 2003 as compared to fiscal 2002, primarily due to the election of a few customers using older versions of RIMS to reduce maintenance coverage. This decrease in maintenance revenue was offset, in part, by additional maintenance revenues for new RIMS sites and for equipment and software modifications sold during the 2003 period.

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

Liquidity and Capital Resources

      During fiscal 2004, the Company funded its operations through cash flows from operations. The Company did not require any draw down of its existing line of credit during fiscal 2004.

      Net cash provided by operating activities was $461,337, $1,203,781 and $1,212,187 in fiscal 2002, 2003 and 2004, respectively. Cash flows from operations increased in the 2004 period primarily due to an increase accounts receivable offset, in part, by a decrease in net income, amortization and depreciation expenses and unbilled revenue.

      Net accounts receivable were $511,989 as of May 31, 2004. This compares to $445,882 at May 31, 2003. The increase in accounts receivable primarily related to an increase in sales related to the implementation of RIMS at customer sites. At May 31, 2004, the Company recorded an allowance for doubtful accounts of approximately $6,500. The Company believes it has adequately provided for any risks with respect to receivables known or anticipated at this time.

      The Company expended $4,555, $19,996 and $11,731 for the purchase of equipment in fiscal 2002, 2003 and 2004, respectively. The Company capitalized $331,290, $648,612 and $821,041 in fiscal 2002, 2003 and 2004, respectively, for software development costs. Any costs associated with the development of new products or enhancements to the existing RIMS product will be financed through working capital.

      As of May 31, 2004, the Company had $533,172 in cash and cash equivalents and working capital of $305,066.

      The Company has a line of credit from Baseboard Investments LLC, a limited liability company, the members of which consist of three principal shareholders and directors of the Company. This line of credit provides for borrowings of up to $1,250,000 and was set to expire on September 19, 2004. Borrowings bear interest at the prime rate plus two percent (6.50% at August 23, 2004). As of November 21, 2003, this line of credit was extended until September 19, 2005, under the existing terms. As of May 31, 2004, no borrowings were outstanding under the line of credit. In the future, however, the Company may borrow against this or a subsequent line of credit.

      The Company's capital requirements depend on many factors, including the level and timing of revenues and new product development. However, the Company is limited to its current cash, cash equivalents and available unused lines of credit for funding such internal growth and development. No significant capital expenditures are anticipated in the next 12 months.

      For the year ended May 31, 2004, the Company operated on a positive cash flow basis and recorded net income of $1,188,547, or $.26 per share, excluding the amortization of software development costs. The Company believes its existing cash and cash equivalents, anticipated revenues from existing maintenance contracts, and anticipated revenues from existing contracts for implementation of RIMS at new sites, including license fees, hardware and services, are sufficient to fund the Company's operations at the current levels beyond fiscal 2005.

Inflation and Seasonality

      The Company does not believe its operations have been materially affected by inflation or seasonality.

Item 7. Financial Statements

                          INDEX TO FINANCIAL STATEMENTS

                                                                                         Form 10-KSB
                                                                                         Page Numbers
Reports of Independent Registered Public Accounting Firm ..............................       20

Balance Sheets as of May 31, 2003 and 2004 ............................................       21

Statements of Operations for the years ended May 31, 2002, 2003 and 2004 ..............       22

Statements of Shareholders' Equity for the years ended May 31, 2002, 2003 and 2004 ....       23

Statements of Cash Flows for the years ended May 31, 2002, 2003 and 2004 ..............       24

Notes to Financial Statements .........................................................       25

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
  Robocom Systems International Inc.

We have audited the accompanying balance sheets of Robocom Systems International Inc. as at May 31, 2004, and 2003, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended May 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robocom Systems International Inc. as at May 31, 2004 and 2003, and the results of its operations, and its cash flows for each of the three years in the period ended May 31, 2004 in conformity with accounting principles generally accepted in the United States.


                                        /s/ Eisner & Lubin LLP
                                        ---------------------------------

New York, New York
July 12, 2004

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                                              2003             2004
                                                                          ------------     ------------
Assets
Current assets:
     Cash and cash equivalents .......................................    $    435,485     $    533,172
     Accounts receivable, less allowance for doubtful accounts of
       $20,201 in 2003 and $6,536 in 2004 ............................         445,882          511,989
     Unbilled revenue ................................................         117,212           51,754
     Deferred taxes ..................................................          37,929           40,076
     Other current assets ............................................         139,102          149,455
                                                                          ------------     ------------
Total current assets .................................................       1,175,610        1,286,446

Property and equipment, less depreciation of $334,576 in 2003 and
     $17,169 in 2004 .................................................          40,483           24,582
Capitalized software, net ............................................       1,521,925        1,576,233
                                                                          ------------     ------------
Total assets .........................................................    $  2,738,018     $  2,887,261
                                                                          ============     ============

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable ................................................    $     68,683     $     70,807
     Accrued expenses ................................................         240,029          236,772
     Other current liabilities .......................................          25,000               --
     Deferred revenue ................................................         640,659          673,802
                                                                          ------------     ------------
Total current liabilities ............................................         974,371          981,381
                                                                          ------------     ------------

Loans payable to shareholders ........................................          71,830           56,644
Loans payable to Baseboard Investments, LLC ..........................         266,542               --
Deferred tax liabilities .............................................          37,929           40,076
                                                                          ------------     ------------
Total liabilities ....................................................       1,350,672        1,078,101
                                                                          ------------     ------------

Shareholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares authorized;
       None issued ...................................................              --               --
     Common stock, $.01 par value; 10,000,000 shares authorized;
       4,495,984 issued and outstanding at May 31, 2003 and
       2004 ..........................................................          44,960           44,960
     Warrants: 100,000 outstanding at May 31, 2003and 2004 ...........         166,728          166,728
     Additional paid-in capital ......................................      11,832,246       11,832,246
     Accumulated deficit .............................................     (10,656,588)     (10,234,774)
                                                                          ------------     ------------
Total shareholders' equity ...........................................       1,387,346        1,809,160
                                                                          ------------     ------------
Total liabilities and shareholders' equity ...........................    $  2,738,018     $  2,887,261
                                                                          ============     ============

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS

                                                                  Year ended May 31,
                                                      ----------------------------------------
                                                          2002           2003          2004
                                                      -----------     ----------    ----------
Revenues:
   Software license fees .........................    $   666,664     $  230,127    $  546,141
   Services ......................................        533,037      1,299,036     1,203,316
   Hardware ......................................        403,187        730,297        89,524
   Maintenance ...................................      1,503,622      1,469,334     1,515,638
                                                      -----------     ----------    ----------
   Total revenues ................................      3,106,510      3,728,794     3,354,619
                                                      -----------     ----------    ----------

Cost of revenues:
   Cost of license fees ..........................        107,404          1,071       111,414
   Cost of services ..............................        451,805        623,948       672,976
   Cost of hardware ..............................        356,005        503,141        77,973
   Cost of maintenance ...........................      1,055,024        626,452       643,146
                                                      -----------     ----------    ----------
   Total cost of revenues ........................      1,970,238      1,754,612     1,505,509
Amortization of software development costs .......      1,524,021        774,006       766,733
                                                      -----------     ----------    ----------
                                                        3,494,259      2,528,618     2,272,242
                                                      -----------     ----------    ----------
Gross margin .....................................       (387,749)     1,200,176     1,082,377

Selling, general and administrative expenses .....        904,294        682,905       643,787
                                                      -----------     ----------    ----------
Income (loss) from operations ....................     (1,292,043)       517,271       438,590
Interest expense, net ............................         39,261         31,681        16,776
                                                      -----------     ----------    ----------
Income (loss) before income taxes ................     (1,331,304)       485,590       421,814
Income taxes .....................................             --             --            --
                                                      -----------     ----------    ----------
Net income (loss) ................................    $(1,331,304)    $  485,590    $  421,814
                                                      ===========     ==========    ==========
Net income (loss) per basic and diluted share ....    $      (.30)    $      .11    $      .09
                                                      ===========     ==========    ==========

Weighted average shares outstanding:
   Basic .........................................      4,495,984      4,495,984     4,495,984
                                                      ===========     ==========    ==========
   Diluted .......................................      4,495,984      4,495,984     4,577,011
                                                      ===========     ==========    ==========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                             Common Stock
                               ----------------------------------------
                                                                               Additional                                  Total
                                               Par Value                         Paid-In          Accumulated          Shareholders'
                                Shares            $.01         Warrants          Capital            Deficit               Equity
                               -----------------------------------------------------------------------------------------------------
Balance, June 1, 2001 ...      4,495,984        $44,960              --        $11,832,246        $ (9,810,874)        $ 2,066,332

Net loss ................             --             --              --                 --          (1,331,304)         (1,331,304)
                               -----------------------------------------------------------------------------------------------------

Balance, May 31, 2002 ...      4,495,984         44,960              --         11,832,246         (11,142,178)            735,028

Net income ..............             --             --              --                 --             485,590                  --

Common stock warrants ...             --             --         166,728                 --                  --                  --
                               -----------------------------------------------------------------------------------------------------

Balance, May 31, 2003 ...      4,495,984         44,960         166,728         11,832,246         (10,656,588)          1,387,346

Net Income ..............                                                                              421,814             421,814
                               -----------------------------------------------------------------------------------------------------

Balance, May 31, 2004 ...      4,495,984        $44,960        $166,728        $11,832,246        $(10,234,774)        $ 1,809,160
                               =====================================================================================================

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS

                                                                         Year ended May 31,
                                                            -------------------------------------------
                                                                2002            2003            2004
                                                            -----------     -----------     -----------
Operating activities
Net income (loss) ......................................    $(1,331,304)    $   485,590     $   421,814
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
       Depreciation and amortization of property and
         equipment .....................................         74,375          44,202          27,631
       Amortization of software development costs ......      1,524,021         774,006         766,733
       Provision for bad debts .........................          9,180          11,021           6,536
       Changes in operating assets and liabilities:
         Accounts receivable ...........................        102,045          (8,847)        (72,643)
         Unbilled revenue ..............................        (22,617)         46,196          65,458
         Other current assets ..........................        (56,435)        (14,005)        (10,352)
         Accounts payable ..............................         90,005         (25,610)        (22,876)
         Accrued expenses ..............................       (123,524)         (7,569)         (3,257)
         Deferred revenue ..............................        188,169        (101,203)         33,143
         Other assets ..................................          7,422              --              --
                                                            -----------     -----------     -----------
Net cash provided by operating activities ..............        461,337       1,203,781       1,212,187
                                                            -----------     -----------     -----------

Investing activities
Software development costs .............................       (331,290)       (648,612)       (821,041)
Capital expenditures ...................................         (4,555)        (19,996)        (11,731)
                                                            -----------     -----------     -----------
Net cash used in investing activities ..................       (335,845)       (668,608)       (832,772)
                                                            -----------     -----------     -----------

Financing activities
Loan payable to shareholders ...........................             --         (19,058)        (15,186)
Loan payable to Baseboard Investments LLC ..............             --        (300,000)       (266,542)
                                                            -----------     -----------     -----------
Net cash used in financing activities ..................             --        (319,058)       (281,728)
                                                            -----------     -----------     -----------

Increase in cash and cash equivalents ..................        125,492         216,115          97,687
Cash and cash equivalents at beginning of year .........         93,878         219,370         435,485
                                                            -----------     -----------     -----------
Cash and cash equivalents at end of year ...............    $   219,370     $   435,485     $   533,172
                                                            ===========     ===========     ===========

Supplemental disclosures of cash flow information:
  Cash paid for interest ...............................    $     2,303     $     1,396     $     1,666
                                                            ===========     ===========     ===========

Non-cash financing activity:

  On May 27, 2003, the Company issued warrants to purchase 100,000 shares of Common Stock in return for the release of long-term debt in the amount of $161,872 and the related interest of $4,856.

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

      Software Development Costs

      Software development costs have been capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The capitalization of these costs begins when a product's technological feasibility has been established, and ends when the product is available for general release to clients. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. The Company capitalizes software development costs associated with each subsequent enhancement of its product upon the achievement of technological feasibility. Software development costs, including enhancements, are amortized to cost of revenue, using the straight-line method over five years or the expected life of the product, whichever is less. Research and development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Such amounts for the periods presented are not significant.

      Cash and Cash Equivalents

      The Company considers all highly liquid investments, with a maturity of three months or less at the time of purchase, to be cash equivalents.

      Property and Equipment

      Property and equipment consists of computers and other office equipment. The Company depreciates the cost of computers and other office equipment using the straight-line method over the estimated useful lives (three years).

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

      Advertising Costs

      Advertising costs are expensed as incurred. For the years ended May 31, 2002, 2003 and 2004, these costs amounted to approximately $53,000, $25,000 and $43,000, respectively.

      Segment Information

      The Company operates in one business segment, as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

      The Company's revenues by geographic markets are summarized below:

                                     2002           2003           2004
                                  ----------     ----------     ----------

      Domestic ..............     $2,765,234     $3,496,349     $3,060,086
      Europe ................        243,124        162,595        174,137
      Pacific ...............         85,084         60,102        103,938
      Other .................         13,068          9,748         16,458
                                  ----------     ----------     ----------
                                  $3,106,510     $3,728,794     $3,354,619
                                  ==========     ==========     ==========

      Concentration of Credit Risk

      The Company's client base is comprised of large clients in diversified industries. Ongoing credit evaluations of its clients' financial condition are made and generally no collateral is required. For the fiscal year ended May 31, 2002, the Company had one client that accounted for approximately 19% of total revenues. For the fiscal year ended May 31, 2003, the Company had three clients that accounted for approximately 24%, 13% and 12% of total revenues. For the fiscal year ended May 31, 2004, the Company had two clients that accounted for approximately 22% and 21% of total revenues. Revenues from the Company's five largest clients in each of fiscal 2002, 2003 and 2004 accounted for approximately 44%, 65% and 59% of total revenues, respectively. Management does not believe significant credit risk existed at May 31, 2004.

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

                       Robocom Systems International Inc.
                  Notes to the Financial Statements (continued)

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

      The following summarizes stock option activity during fiscal 2002, 2003 and 2004:

                                                             Weighted-
                                                Shares        Average
                                                 under       Exercise
                                                Option         Price
                                               ---------     ---------
            Balance, June 1, 2001               790,450        $2.96
            Cancelled                          (506,750)       $2.22
                                               --------
            Balance, May 31, 2002               283,700        $4.29
            Granted                              45,000        $0.09
            Cancelled                          (154,700)       $6.91
                                               --------
            Balance, May 31, 2003               174,000        $0.87
            Granted                             350,000        $0.65
            Cancelled                            (5,000)       $2.00
                                               --------
            Balance, May 31, 2004               519,000        $0.71
                                               ========

      The options exercisable at May 31, 2002, 2003 and 2004 were 246,700, 174,000 and 399,000, respectively. The weighted average exercise price of options exercisable at May 31, 2002, 2003 and 2004 was $4.76, $0.87 and $0.73,
respectively.

      The weighted-average fair value of options granted during the years ended May 31, 2003 and 2004 was $0.09 and $0.65 per share, respectively. No options were granted during fiscal 2002.

      The following table summarizes information about this plan at May 31, 2004:

                      Options                                  Options
                    Outstanding           Weighted           Exercisable
                    -----------           Average            -----------
    Exercise                             Remaining
      Prices           Shares         Contractual Life         Shares
      ------           ------         ----------------         ------
      $0.090           45,000             3.8 years            45,000
      $0.500           75,000             1.6 years            75,000
      $0.650          350,000             4.5 years           230,000
      $0.750           15,000             1.5 years            15,000
      $2.625           34,000              .9 years            34,000
                      -------                                 -------
                      519,000                                 399,000
                      =======                                 =======

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

                       Robocom Systems International Inc.
                  Notes to the Financial Statements (continued)

                                           For the year ended May 31,
                                           --------------------------
                                               2003           2004
                                             -------        -------
            Expected life ..............     5 years        5 years
            Interest rate ..............        1.18%          0.94%
            Volatility .................        1.80           1.80
            Dividend yield .............           0%             0%

      If the Company had recognized compensation cost for stock-based employee compensation in accordance with SFAS No. 123, the Company's net loss for the year ended May 31, 2002 would have increased and net income for the years ended May 31, 2003 and 2004 would have decreased as follows:

                                                                                   For the year ended May 31,
                                                                             --------------------------------------
                                                                                 2002           2003         2004
                                                                             -----------      --------     --------
            Pro forma net income (loss):
                As reported ............................................     $(1,331,304)     $485,590     $421,814
                Pro forma in accordance with SFAS No. 123 ..............     $(1,400,825)     $433,348     $260,978
            Pro forma basic and diluted net income (loss) per share:
                As reported ............................................     $      (.30)     $    .11     $    .09
                Pro forma in accordance with SFAS No. 123 ..............     $      (.31)     $    .10     $    .06

      The compensation expense and pro forma net income (loss) may not be indicative of amounts to be included in future periods.

      The remaining number of shares reserved for options at May 31, 2004 was 631,000.

3. Detail of Certain Balance Sheet Accounts

      Software Development Costs, net

      Software development costs, net, consisted of the following:

                                                              May 31,
                                                   ----------------------------
                                                       2003             2004
                                                   -----------      -----------

            Software development costs .......     $ 4,590,393      $ 3,013,172
            Less accumulated amortization ....      (3,068,468)      (1,436,939)
                                                   -----------      -----------
                                                   $ 1,521,925      $ 1,576,233
                                                   ===========      ===========

      Accrued Expenses

      Accrued expenses consisted of the following:

                                                      May 31,
                                                --------------------
                                                  2003        2004
                                                --------    --------

            Payroll and related taxes ......    $ 74,623    $ 93,656
            Accrued hardware costs .........       1,000       3,196
            Accrued interest ...............      28,850      45,197
            Professional fees and other ....     135,556      94,723
                                                --------    --------
                                                $240,029    $236,772
                                                ========    ========

                       Robocom Systems International Inc.
                  Notes to the Financial Statements (continued)

4. Employee Benefit Plan

      The Company has a 401(k) defined contribution plan. This plan covers all employees subject to certain service requirements. Under the terms of the 401(k) plan, the Company will match 50% of an employee's contribution up to 6% of the participating employee's compensation. Plan expenses for each of the years ended May 31, 2002, 2003 and 2004 amounted to $23,000, $32,000 and $43,000, respectively.

5. Income Taxes

      Deferred tax assets and liabilities are determined based on the difference between the financial accounting and the tax bases of assets and liabilities. Significant components of the Company's deferred tax assets and liabilities as of May 31, 2003 and 2004 were as follows:

                                                                May 31,
                                                       ------------------------
                                                          2003          2004
                                                       ----------    ----------
            Deferred tax assets:
               Accrued expenses ...................    $   29,849    $   37,462
               Allowance for doubtful accounts ....         8,080         2,614
               Net operating loss carryforwards ...     3,180,446     3,030,026
                                                       ----------    ----------
            Total deferred tax assets .............     3,218,375     3,070,102
            Valuation allowance ...................     2,609,605     2,439,609
                                                       ----------    ----------
            Net deferred tax assets ...............       608,770       630,493
            Deferred tax liabilities:
               Software development costs .........       608,770       630,493
                                                       ----------    ----------
            Net deferred tax liabilities ..........    $       --    $       --
                                                       ==========    ==========

      The valuation allowance at May 31, 2002, 2003 and 2004 was provided because of uncertainty, based on the Company's historical results, with respect to realization of deferred tax assets. The valuation allowance increased during the year ended May 31, 2002 by $387,458 and decreased during the years ended May 31, 2003 and 2004 by $251,082 and $169,996, respectively.

      The components of the tax provision for the three years ended May 31, 2002, 2003 and 2004 are as follows:

                                                                 For the year ended May 31,
                                                              -------------------------------
                                                              2002      2003          2004
                                                              ----    ---------     ---------
            Currently Payable:
                Before benefit of operating loss
                  carryforward ...........................      --    $ 254,106     $ 152,584
                Benefit of operating loss carryforward ...      --     (254,106)     (152,584)
            Deferred:
                Federal ..................................      --           --            --
                State ....................................      --           --            --
                                                              -------------------------------
            Total ........................................      --    $      --     $      --
                                                              ===============================

                       Robocom Systems International Inc.
                  Notes to the Financial Statements (continued)

      Income taxes for the fiscal years ended May 31, 2002, 2003 and 2004 differs from the statutory U.S. federal income tax rate due to the following:

                                                                For the year ended May 31,
                                                              ------------------------------
                                                               2002        2003        2004
                                                              ------      ------      ------
            Federal statutory tax rate ...................     (34.0%)      34.0%       34.0%
            State income taxes, net of Federal benefit ...      (5.9)        5.9         5.9
            Valuation allowance ..........................      29.1       (40.0)      (40.0)
            Other ........................................      10.8         0.1         0.1
                                                              ------      ------      ------
                                                                 0.0%        0.0%        0.0%
                                                              ======      ======      ======

      At May 31, 2004, the Company had net operating loss carryforwards of approximately $7.6 million for income tax purposes, which may be able to reduce taxable income in future years. The utilization of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Net operating loss carryforwards will expire through May 31, 2022.

6. Related Party Transactions

      The Company leases its principal facilities from Robocom Properties, Inc. ("Properties"). The shareholders of Properties are also shareholders of the Company. In connection therewith, the Company incurred expenses of $177,991 in fiscal 2002 and $168,000 in fiscal years ending 2003 and 2004. As of May 31, 2002 and 2003, expenses of $161,872 and $8,000 were unpaid, respectively. During fiscal 2002, $161,872 of unpaid rental expense was converted to long-term debt as of May 30, 2002, bearing interest at 3% per annum and maturing on May 30, 2004. On May 27, 2003, this amount, plus the related accrued interest of $4,856, was exchanged for warrants to purchase 100,000 shares of Common Stock at an exercise price of $.50 per share. These stock purchase warrants can be exercised at any time and will expire on May 31, 2008.

      As of May 2000, a director and principal shareholder of the Company entered into a one-year agreement with the Company to provide consulting services. This agreement was not renewed in fiscal 2001. At May 31, 2002, $9,661 remained unpaid relating to such services. This amount was converted to long-term debt as of May 30, 2002, bearing interest at 3% per annum and was to mature on May 30, 2004. As of May 30, 2003, this note was extended until June 30, 2005, under the existing terms. At May 31, 2004, no balance remained unpaid under this note.

      As of April 1999, the chairman of the board and a principal shareholder of the Company entered into a three-year agreement with the Company to provide consulting services. During fiscal 2002, consulting fees of approximately $28,000 were incurred under this agreement. At May 31, 2002, $37,196 remained unpaid relating to such services. This amount was converted to long-term debt as of May 30, 2002, bearing interest at 3% per annum and was to mature on May 30, 2004. As of May 30, 2003, this note was extended until June 30, 2005, under the existing terms. At May 31, 2004, $16,621 remained unpaid under this note.

      As of May 1998, a director and principal shareholder of the Company entered into a three-year agreement with the Company to provide consulting services. At May 31, 2002, $5,853 remained unpaid relating to such services. This amount was converted to long-term debt as of May 30, 2002, bearing interest at 3% per annum and was to mature on May 30, 2004. As of May 30, 2003, this note was extended until June 30, 2005, under the existing terms. At May 31, 2004, $3,677 remained unpaid under this note.

                       Robocom Systems International Inc.
                  Notes to the Financial Statements (continued)

      During fiscal 2001, the Company secured lines of credit of $1,050,000 from three principal shareholders and directors of the Company, including Irwin Balaban, the Company's President and Chief Executive Officer. The lines of credit expired on September 19, 2001 and were replaced with a line of credit from Baseboard Investments LLC, a limited liability company, the members of which consist of the same three principal shareholders and directors of the Company. This line of credit provides for borrowings of up to $1,250,000, and expires September 19, 2005. As of May 31, 2004, no borrowings were outstanding under the line of credit. In connection with the original lines of credit, interest expense of $40,089 and $41,177 was incurred in fiscal 2001 and 2002, respectively, of which $64,582 remained unpaid at May 31, 2002. This amount was converted to long-term debt as of May 30, 2002, bearing interest at 3% per annum and was to mature on May 30, 2004. As of May 30, 2003, this note was extended until June 30, 2005, under the existing terms. At May 31, 2004, $36,346 remained unpaid under this note.

7. Lease Commitments

      The Company is obligated, under noncancellable operating leases covering its facilities (Note 6), to pay minimum annual rentals of approximately:

            Fiscal year ending:

               2005 ..................................    $  176,000
               2006 ..................................       171,000
               2007 ..................................       171,000
               2008 ..................................       169,000
               2009 ..................................       168,000
               2010 and thereafter ...................       266,000
                                                          ----------
                                                          $1,121,000
                                                          ==========

      Total rental expense for each of the years ended May 31, 2002, 2003 and 2004 amounted to approximately $190,000, $184,000 and $184,000, respectively.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 8A. Controls and Procedures

      (a) As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and principal accounting officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and principal accounting officer concluded that as of the end of such period, the Company's disclosure controls and procedures are effective in timely recording, processing, summarizing and reporting information required to be included in the Company's periodic filings under the Exchange Act.

      (b) There have been no significant changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

      The executive officers and directors of the Company are as follows:

      Name             Age                        Position
      ----             ---                        --------

Irwin Balaban          72     Chairman of the Board, President and Chief
                              Executive Officer

Judy Frenkel           52     Senior Vice President and Chief Operating Officer

Robert B. Friedman     65     Director

Herbert Goldman        73     Director

Lawrence B. Klein      70     Director

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

      Judy Frenkel has been Chief Operating Officer of the Company since July 2001. Prior thereto, Ms. Frenkel had been Senior Vice-President - Systems Development since September 2000. From September 1999 to September 2000, she had been Vice President - Systems Development of the Company. From September 1992 to September 1999, she was the Manager of Systems Analysis for the Company. From April 1986 to September 1992, she was a Systems Analyst for the Company.

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

Compliance with Section 16(a) of the Exchange Act

      Based solely upon a review of Forms 3, 4 and 5 furnished to the Company pursuant to Section 16(a)-3e of the Securities Act of 1934, the Company notes the following delinquencies for the period ended May 31, 2004:

      Ms. Frenkel did not file her Form 4 on a timely basis. Her Form 4 was filed on December 19, 2003. None of Messrs. Balaban, Friedman, Goldman and Klein or Ms. Frenkel has filed Forms 3 or 5, if required. The Company is not aware of the requirement or exemption of any of such individuals to file a Form 5, but notes the absence of any written representation identified in paragraph
(b)(2)(i) of Item 405 of Regulation S-B.

Code of Ethics

      The Company has not yet adopted a code of ethics. Management expects to implement a formal code of ethics and related controls in the second quarter of its 2005 fiscal year.

Committees of the Board of Directors

      The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee is responsible for recommending independent auditors for selection by the Board of Directors, reviewing with the independent auditors the scope and results of the audit engagement, monitoring the Company's financial policies and internal control procedures, and reviewing and monitoring the provisions of non-audit services performed by the Company's independent auditors. The Compensation Committee is responsible for reviewing and recommending salaries, bonuses and other compensation for the Company's officers. The Compensation Committee is also responsible for the administering the Company's stock option plan and for establishing terms and conditions of all stock options granted under this plan. All of the members of the Audit Committee and the Compensation Committee are non-employee directors.

Item 10. Executive Compensation.

      The following table sets forth all compensation awarded to, earned by or paid to the chief executive officer ("CEO") of the Company and the Company's four most highly compensated executive officers, whose salary and bonus exceeded $100,000 in compensation for the last fiscal year (collectively, the "Named Executives"):

                           SUMMARY COMPENSATION TABLE

                                                                                               Long-Term
                                               Annual Compensation                        Compensation Awards
                                                                                      Securities
                                                                   Other Annual       Underlying        All Other
  Name and Principal       Fiscal       Salary       Bonuses     Compensation (1)    Options/SARs    Compensation (2)
       Position             Year          ($)          ($)              ($)              (#)               ($)
Irwin Balaban (3)           2004              0           0                0            60,000                0
  President and Chief       2003              0           0                0                 0                0
   Executive Officer        2002              0           0           28,180                 0                0

Judy Frenkel (4)            2004        128,000           0                0            50,000            3,874
  Chief Operating           2003        121,000       5,000                0                 0            3,417
   Officer                  2002        110,000           0           20,000                 0            2,600

----------

(1) Represents amounts paid for automobile expenses, consulting fees and commissions.

(2) Represents matching contributions made by the Company pursuant to the Company's 401(k) Plan.

(3) Since 1983, Mr. Balaban has been Chairman of the Board and since his retirement in March 1999, has been providing consulting services to the Company under a consulting agreement. In his capacity as a consultant to the Company, Mr. Balaban assumed the offices of President and Chief Executive Officer in July 2001.

(4)   Ms. Frenkel became Chief Operating Officer of the Company in July 2001.

Stock Options

      The following table sets forth information with respect to fiscal year-ended May 31, 2004 option values.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                    Number of        % of Total
                    Securities      Options/SARs
                    Underlying       Granted to
                   Options/SARs     Employees in    Exercise or Base Price
     Name          Granted (#)      Fiscal Year             ($/sh)              Expiration Date
Irwin Balaban         60,000           17.14%               $0.65               December 6, 2008
Judy Frenkel          50,000           14.29%               $0.65               December 6, 2008

      The following table sets forth the number and value of options exercised by each of the Named Executive Officers during the fiscal year ended May 31, 2004 and of unexercised options held by each of the Named Executive Officers on May 31, 2004:

                             OPTION YEAR END VALUES

                                                                 Number of Securities
                                                                Underlying Unexercised       Value of Unexercised In-
                      Shares Acquired                           Options/SARs at FY-End      the-Money Options/SARs at
                        on Exercise        Value Realized                (#)                        FY-End ($)
       Name                 (#)                  ($)          Exercisable/Unexercisable     Exercisable/Unexercisable
Irwin Balaban               --                    --               65,000 / 0                    $3,000 / 0
Judy Frenkel                --                    --               40,000 / 50,000                6,000 / 2,500

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

      During fiscal 2004, Irwin Balaban, Robert Friedman, Herbert Goldman and Lawrence Klein were each granted five-year options to purchase 50,000 shares of Common Stock at an exercise price of $.65 per share. These options vested immediately.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

      The following table sets forth, as of August 23, 2004, the names, addresses and number of shares of Common Stock beneficially owned by (i) all persons known to the management of the Company to be beneficial owners of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each named Executive Officer and (iv) all executive officers and directors of the Company as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned):

                                                            Number of Shares
                 Name and Address of                          Beneficially         Percentage of Outstanding
                 Beneficial Owner (1)                           Owned (2)        Shares Beneficially Owned (2)
                 --------------------                           ---------        -----------------------------
Irwin Balaban .......................................         1,051,100(3)                  23.05%
Judy Frenkel ........................................           118,200(4)                   2.58
Robert B. Friedman ..................................           102,500(5)                   2.23
HerbertGoldman ......................................           946,500(6)                  20.76
Lawrence B. Klein ...................................           704,000(7)                  15.45
All executive officers and directors as a group
    (5 persons) .....................................         2,922,300(8)                  65.00

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

      (3) Includes 564,000 shares held by I&T Balaban L.P. and 65,000 shares subject to options that are presently exercisable.

      (4) Includes 40,000 shares subject to options that are presently exercisable.

      (5) Includes 102,500 shares subject to options that are presently exercisable.

      (6) Includes 564,000 shares held by H & N Goldman L.P., 160,000 shares held by the Herbert Goldman Revocable Trust, 160,000 shares held by the Naomi J. Goldman Revocable Trust and 62,500 shares subject to options that are presently exercisable.

      (7) Includes 60,000 shares subject to options that are presently exercisable.

      (8) Includes 330,000 shares subject to options that are presently exercisable.

Securities Authorized for Issuance under Equity Compensation Plans

      The Company has one compensation plan under which shares of Common Stock may be issued, the 1997 Stock Option and Long-term Incentive Compensation Plan. The Company has no equity compensation plans or arrangements that have not been approved by stockholders.

      The following table sets forth information as of May 31, 2004, with respect to the compensation plan under which the Company is authorized to issue shares of its Common Stock:

                      Equity Compensation Plan Information

                                                Number of
                                             securities to be
                                               issued upon        Weighted average       Number of securities
                                               exercise of       exercise price of   remaining for future issuance
                                               outstanding          outstanding        under equity compensation
                                            options, warrants        options,         plans (excluding securities
                                                and rights      warrants and rights    reflected in columns (a))
                                                   (a)                  (b)                       (c)
Equity compensation plans approved
   by security holders .................         519,000               $0.71                    631,000
Equity compensation plans not
   approved by security holders ........              --                  --                         --
                                                 -------               -----                    -------
Total ..................................         519,000               $0.71                    631,000
                                                 =======               =====                    =======

Item 12. Certain Relationships and Related Transactions.

      The Company leases approximately 10,000 square feet of office space, which functions as its corporate headquarters, in Massapequa, New York, pursuant to a lease between the Company and Robocom Properties Inc. ("Properties") that expires on December 31, 2010. The shareholders of Properties are Messrs. Balaban, Goldman, Klein, and two former executive officers of the Company. In connection therewith, the Company incurred expenses of $177,991 in fiscal 2001 and $168,000 in both fiscal 2003 and 2004. In fiscal 2002, $161,872 was converted to long-term debt as of May 30, 2002, bearing interest at 3% per annum and maturing on May 30, 2004. On May 27, 2003, this long-term debt, plus the related accrued interest of $4,856, was exchanged for warrants to purchase 100,000 shares of Common Stock, at an exercise price of $.50 per share. These stock purchase warrants can be exercised at any time and will expire on May 31, 2008.

      Since January 1, 1998, the annual base rental of $168,000 payable under the lease has been adjusted and thereafter will be adjusted each year by the ratio of the prime rate as published in the Wall Street Journal on January 2 of such year to the prime rate as published in the Wall Street Journal on January 2, 1997, which was 8.25%. The prime rate on January 2, 2004 was 4.00%. However, the parties have agreed that rent will not be less than $14,000 per month. The Company believes that these rental terms are at least as favorable to the Company as could be obtained from an unaffiliated third party.

      Irwin Balaban, Chairman of the Board, President and Chief Executive Officer of the Company, entered into a three-year agreement on April 1, 1999, pursuant to which Mr. Balaban was to receive $12,000 per year for providing consulting services on an as-needed basis. During fiscal 2001 and 2002, consulting fees of approximately $28,000 were incurred under this agreement. At May 31, 2002, $37,196 was unpaid relating to such services. This amount was converted to a promissory note as of May 30, 2002, bearing interest at 3% per annum and maturing on May 30, 2004. As of May 30, 2003, this note was extended until June 30, 2005, under the existing terms. At May 31, 2004, $16,621 remained unpaid under this note.

      Lawrence Klein, a director of the Company, entered into a one-year agreement on May 16, 2000, pursuant to which Mr. Klein was to receive $18,000 per year for providing consulting services to the Company on an as-needed basis. This agreement was not renewed in fiscal 2001. At May 31, 2002, $9,661 remained unpaid under this agreement. This amount was converted to a promissory note as of May 30, 2002, bearing interest at 3% per annum and maturing on May 30, 2004. As of May 30, 2003, this note was extended until June 30, 2005, under the existing terms. At May 31, 2004, no balance remained unpaid under this note.

      Herbert Goldman, a director of the Company, entered into a three-year agreement on May 15, 1997, pursuant to which Mr. Goldman was to receive $12,000 per year for providing consulting services on an as-needed basis. At May 31, 2002, $5,853 remained unpaid under this agreement. This amount was converted to a promissory note as of May 30, 2002, bearing interest at 3% per annum and maturing on May 30, 2004. As of May 30, 2003, this note was extended until June 30, 2005, under the existing terms. At May 31, 2004, $3,677 remained unpaid under this note.

      During fiscal 2001, the Company secured a line of credit of $1,050,000 from three principal shareholders and directors of the Company, including Irwin Balaban, the Company's Chief Executive Officer. As of May 31, 2001, $550,000 had been drawn down from this line of credit. The line of credit expired on September 19, 2001 and has been replaced with a line of credit from Baseboard Investments, LLC, a limited liability company, the members of which consist of the same three principal shareholders and directors of the Company. This line of credit provides for borrowings of up to $1,250,000, and was to expire in September 2002. As of November 21, 2003, this line of credit was extended until September 19, 2005, under the existing terms. As of May 31, 2004, no borrowings were outstanding under the line of credit.

Item 13. Principal Accountant Fees and Services.

      During the fiscal years ended May 31, 2003 and 2004, the Company incurred audit and review service fees of $40,000, from Eisner and Lubin LLP. Eisner & Lubin LLP has not performed any other services for the Company not expressly mentioned above.

Board of Directors Pre-Approval

      The Company's Board of Directors pre-approved the engagement of Eisner & Lubin LLP to act as the independent auditor for the year ended May 31, 2004 and through the completion of our annual report on Form 10-KSB for the fiscal year ended May 31, 2005. The Board of Directors also pre-approved the engagement of Eisner & Lubin LLP to provide the audit and audit related services described above.

Item 14. Exhibits and Reports on Form 8-K.

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

10.4 Line of Credit Commitment dated August 16, 2002 from Baseboard Investments, LLP (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the year ended May 31, 2002 as filed with the Commission on August 29, 2002 (File No. 0-22735)).

10.5 Promissory Note dated August 16, 2002 from the Company to Baseboard Investments, LLP (incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the year ended May 31, 2002 as filed with the Commission on August 29, 2002 (File No. 0-22735)).

10.6 Amended and Restated Promissory Note dated May 30, 2003 from the Company to Irwin Balaban (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the year ended May 31, 2003 as filed with the Commission on August 18, 2003 (File No. 0-22735)).

10.7 Amended and Restated Promissory Note dated May 30, 2003 from the Company to Lawrence Klein (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the year ended May 31, 2003 as filed with the Commission on August 18, 2003 (File No. 0-22735)).

10.8 Amended and Restated Promissory Note dated May 30, 2003 from the Company to Herbert Goldman (incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the year ended May 31, 2003 as filed with the Commission on August 18, 2003 (File No. 0-22735)).

10.9 Amended and Restated Promissory Note dated May 30, 2003 from the Company to Baseboard Investments, LLP (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the year ended May 31, 2003 as filed with the Commission on August 18, 2003 (File No. 0-22735)).

10.10 Stock Purchase Warrant Agreement dated May 27, 2003 between the Company and Robocom Properties, Inc. (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-KSB for the year ended May 31, 2003 as filed with the Commission on August 18, 2003 (File No. 0-22735)).

10.11 Severance Agreement dated July 18, 2003 between the Company and Judy Frenkel (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the year ended May 31, 2003 as filed with the Commission on August 18, 2003 (File No. 0-22735)).

10.12 Line of Credit Commitment dated November 21, 2003 from Baseboard Investments, LLC (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the period ended November 30, 2003 as filed with the Commission on January 12, 2004 (File No. 0-22735)).

10.13 Promissory Note dated November 21, 2003 from the Company to Baseboard Investments, LLC (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the period ended November 30, 2003 as filed with the Commission on January 12, 2004 (File No. 0-22735)).

31.1 Certification of the Company's Chief Executive Officer and principal accounting officer, Irwin Balaban, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Company's Chief Executive Officer and principal accounting officer, Irwin Balaban, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K.

      On March 29, 2004, the Company filed a Current Report on Form 8-K to file its press release disclosing earnings results, as reported in the Quarterly Report on Form 10-QSB for the fiscal quarter ended February 29, 2004.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Massapequa, New York, on August 18, 2004.

                                        ROBOCOM SYSTEMS INTERNATIONAL INC.


                                        By: /s/ Irwin Balaban
                                            ------------------------------------
                                                Irwin Balaban
                                                Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

                 Signature                                        Title                                  Date

  /s/ Irwin Balaban                          Chairman of the Board and Chief Executive Officer      August 23, 2004
  --------------------------------------     (Principal Executive Officer, Principal Accounting
  Irwin Balaban                              Officer, and Principal Financial Officer)


  /s/ Lawrence B. Klein                      Director                                               August 23, 2004
  --------------------------------------
  Lawrence B. Klein


  /s/ Herbert Goldman                        Director                                               August 23, 2004
  --------------------------------------
  Herbert Goldman


  /s/ Robert B. Friedman                     Director                                               August 23, 2004
  --------------------------------------
  Robert B. Friedman

                                  Exhibit Index

Exhibit
Number                                   Description
------                                   -----------

31.1 Certification of the Company's Chief Executive Officer and principal accounting officer, Irwin Balaban, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Company's Chief Executive Officer and principal accounting officer, Irwin Balaban, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.