Form 10QSB
period 2004-08-31
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2004-10-07
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended August 31, 2004

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________.

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

                                  516-795-5100
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of October 7, 2004, 4,495,984 shares the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one); Yes |_| No |X|

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                   FORM 10-QSB

                                      INDEX

                                                                                 Page
                                                                                  No.
PART I.     Financial Information

Item 1.     Financial Statements:

            Balance Sheets - August 31, 2004 and May 31, 2004..................    3

            Statements of Operations - Three months ended August 31, 2004
            and August 31, 2003................................................    4

            Statements of Cash Flows - Three months ended August 31, 2004
            and August 31, 2003................................................    5

            Notes to Financial Statements......................................    6

Item 2.     Management's Discussion and Analysis or Plan of Operation..........    7

Item 3.     Controls and Procedures............................................    9

PART II.    Other Information:

Item 6.     Exhibits and Reports on Form 8-K...................................   10

Signatures  ...................................................................   10

ITEM 1. FINANCIAL STATEMENTS

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                                         August 31, 2004    May 31, 2004
                                                                         ---------------    ------------
                                                                           (unaudited)
Assets
Current assets:
     Cash and cash equivalents ........................................    $    541,336     $    533,172
     Accounts receivable, net .........................................         478,651          511,989
     Unbilled revenue .................................................         121,533           51,754
     Deferred taxes ...................................................          40,076           40,076
     Other current assets .............................................         151,084          149,455
                                                                           ------------     ------------
Total current assets ..................................................       1,332,680        1,286,446

Property and equipment, net ...........................................          21,322           24,582
Capitalized software, net .............................................       1,615,413        1,576,233
                                                                           ------------     ------------
Total assets ..........................................................    $  2,969,415     $  2,887,261
                                                                           ============     ============

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable .................................................    $     51,406     $     70,807
     Accrued expenses .................................................         254,372          236,772
     Deferred
     revenue ..........................................................         640,653          673,802
                                                                           ------------     ------------
Total current liabilities .............................................         946,431          981,381

Loans payable to shareholders .........................................          52,166           56,644
Deferred tax liabilities ..............................................          40,076           40,076
                                                                           ------------     ------------
Total liabilities .....................................................       1,038,673        1,078,101
                                                                           ------------     ------------

Shareholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares authorized;
       None issued ....................................................              --               --
     Common stock, $.01 par value; 10,000,000 shares authorized;
       4,495,984 issued and outstanding at August 31, 2004 and May
       31, 2004 .......................................................          44,960           44,960
     Warrants: 100,000 outstanding at August 31, 2004 and May 31,
       2004 ...........................................................         166,728          166,728
     Additional paid-in capital .......................................      11,832,246       11,832,246
     Accumulated deficit ..............................................     (10,113,192)     (10,234,774)
                                                                           ------------     ------------
Total shareholders' equity ............................................       1,930,742        1,809,160
                                                                           ------------     ------------
Total liabilities and shareholders' equity ............................    $  2,969,415     $  2,887,261
                                                                           ============     ============

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                            Three months ended
                                                     ---------------------------------
                                                     August 31, 2004   August 31, 2003
                                                     ---------------   ---------------
Revenues:
   Software license fees .........................      $    5,400       $    46,435
   Services ......................................         448,023           220,270
   Hardware ......................................          33,358            42,813
   Maintenance ...................................         405,981           359,958
                                                        ----------       -----------
   Total revenues ................................         892,762           669,476
                                                        ----------       -----------

Cost of revenues:
   Cost of license fees ..........................           4,052             7,235
   Cost of services ..............................         177,856           154,596
   Cost of hardware ..............................          33,413            33,164
   Cost of maintenance ...........................         137,923           149,496
                                                        ----------       -----------
   Total cost of revenues ........................         353,244           344,491
Amortization of software development costs .......         189,540           189,321
                                                        ----------       -----------
                                                           542,784           533,812
                                                        ----------       -----------
Gross margin .....................................         349,978           135,664

Selling, general and administrative expenses .....         229,262           126,142
                                                        ----------       -----------
Income from operations ...........................         120,716             9,522
Interest income (expense), net ...................             866            (4,263)
                                                        ----------       -----------
Income before income taxes .......................         121,582             5,259
Income taxes .....................................              --                --
                                                        ----------       -----------
Net income .......................................      $  121,582       $     5,259
                                                        ==========       ===========

Net income per basic share .......................      $     .027       $      .001
                                                        ==========       ===========
Net income per diluted share .....................      $     .027       $      .001
                                                        ==========       ===========

Weighted average shares outstanding:
   Basic .........................................       4,495,984         4,495,984
                                                        ==========       ===========
   Diluted .......................................       4,574,492         4,495,984
                                                        ==========       ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                   Three months ended
                                                            August 31, 2004   August 31, 2003
                                                            ---------------   ---------------
Operating activities
Net income .............................................       $ 121,582         $   5,259
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation of property and equipment ..........           3,260             6,284
       Amortization of software development costs ......         189,540           189,321
       Adjustment for bad debt .........................          (6,536)            3,008
       Changes in operating assets and liabilities:
         Accounts receivable ...........................          39,874          (149,549)
         Unbilled revenue ..............................         (69,779)           79,677
         Other current assets ..........................          (1,629)           (2,997)
         Accounts payable ..............................         (19,401)          (17,604)
         Accrued expenses ..............................          17,600            11,714
         Other current liabilities .....................              --           (25,000)
         Deferred revenue ..............................         (33,149)           11,121
                                                               ---------         ---------
Net cash provided by operating activities ..............         241,362           111,234
                                                               ---------         ---------

Investing activities
Software development costs .............................        (228,720)         (202,651)
Capital expenditures ...................................              --            (1,952)
                                                               ---------         ---------
Net cash used in investing activities ..................        (228,720)         (204,603)
                                                               ---------         ---------

Financing activities
Net cash used in financing activities - repayment of
   loan payable to shareholders ........................          (4,478)           (3,556)
                                                               ---------         ---------

Increase (decrease) in cash and cash equivalents .......           8,164           (96,925)
Cash and cash equivalents at beginning of period .......         533,172           435,485
                                                               ---------         ---------
Cash and cash equivalents at end of period .............       $ 541,336         $ 338,560
                                                               =========         =========

Supplemental disclosures of cash flow information:
  Cash paid for interest ...............................       $  33,375         $     364
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

      The balance sheet at May 31, 2004 has been derived from the audited financial statements at that date but, as presented, does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

      Operating results for the three-month period ended August 31, 2004 are not necessarily indicative of the results that may be expected for the year ended May 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2004.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended August 31, 2004 and August 31, 2005

      Revenues. Total revenues increased by $223,286 to $892,762 in the three months ended August 31, 2004, as compared to $669,476 in the three months ended August 31, 2003. Software license fees decreased by approximately 88% during the 2004 period as compared to the 2003 period, primarily because the Company sold one third-party license during the 2004 period, as compared to the sale of two small domestic RIMS licenses during the 2003 period. The Company's software license fee revenues are generally derived from a relatively small number of license sales. As a result, software revenues fluctuate based on the size and timing of new license agreements. Sales cycles for the Company's product are typically long, as potential customers are required to make a significant capital investment in information technology. In addition, customers often delay purchase decisions based on then current economic uncertainties. Service revenues increased by approximately 103% for the 2004 period as compared to the 2003 period primarily due to higher revenues related to increased modifications and installation services for one large customer during the 2004 period. Hardware revenues decreased by approximately 22% for the 2004 period as compared to the 2003 period primarily due to a decrease in the sale of replacement hardware to existing customers during the 2004 period. The Company considers the sale of hardware to be non-strategic. These sales primarily depend upon specific customer requirements and may vary from quarter to quarter. In addition, customers have the ability to purchase hardware from a variety of vendors at competitive prices. Maintenance revenues increased by approximately 13% for the 2004 period as compared to the 2003 period primarily due to additional maintenance revenues for new domestic RIMS sites. In addition, certain international RIMS sites are now billed directly to the customer, without the associated distributor fee. These increases are offset, in part, by a reduction in pricing for maintenance of third-party licenses and hardware to existing customers. Increases in maintenance revenue are dependant upon overall license revenue growth and maintenance contract renewal rates.

      Cost of Revenues. Total cost of revenues increased by $8,753 to $353,244 in the three months ended August 31, 2004, as compared to $344,491 in the three months ended August 31, 2003. As a percentage of revenues, total cost of revenues decreased to approximately 40% in the 2004 period as compared to approximately 51% in the 2003 period. The cost of licensing consisted primarily of license fees for third-party software sold in connection with RIMS. As a percentage of license fee revenues, the cost of license fees increased primarily because the Company sold one third-party license during the 2004 period, as compared to the sale of RIMS licenses with no associated fees in addition to third-party licenses in the 2003 period. The cost of service consisted primarily of the salaries of employees who perform modification and implementation services. As a percentage of service revenues, the cost of services was lower in the 2004 period primarily due to higher average billing rates for modification and installation services for one large customer during the 2004 period. The cost of hardware consisted primarily of the cost of computers, scanners, radio frequency equipment and printers that was purchased for resale to customers and used in connection with RIMS. The Company does not carry an inventory of hardware items sold and only offers hardware as an option to customers who desire a turnkey solution. As a percentage of hardware revenues, the cost of hardware was higher in the 2004 period due to the type of hardware sold.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(continued)

The cost of maintenance consisted primarily of the salaries of employees who perform customer support and third-party maintenance fees for the support of licenses and hardware. As a percentage of maintenance revenues, the cost of maintenance was lower in the 2004 period. As users gain experience using the RIMS product, the cost of maintenance typically decreases.

      Amortization of Software Development Costs. Amortization of software development costs remained the same for both the 2004 and 2003 period at approximately $189,000. As a percentage of revenue, the amortization of software development costs was approximately 21% in the 2004 period and 28% in the 2003 period, due to higher revenues in the 2004 period.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of salaries for sales, administrative, executive and financial personnel, commissions, travel and promotional expenses, professional fees and insurances, as well as other administrative expenses. Selling, general and administrative expenses increased by $103,120 to $229,262 in the three months ended August 31, 2004, as compared to $126,142 in the three months ended August 31, 2003. As a percentage of revenue, selling, general and administrative expenses increased to approximately 26% for the three months ended August 31, 2004, as compared to 19% for the three months ended August 31, 2003. This increase was primarily due to increased costs related to sales and marketing, accounting and legal fees and expenses associated with the Company's international sales office. In addition, the Company realized a non-recurring vendor credit of $25,000 during the 2003 period. Although the Company continually seeks ways in which it can reduce costs, it expects selling, general and administrative expenses to remain at current levels through fiscal 2005.

      Interest Income (Expense), Net. Interest income increased by $1,059 to $1,414 in the three months ended August 31, 2004, as compared to $355 in the three months ended August 31, 2003. This increase was primarily due to an increase in cash on hand, in addition to an increase in the interest rate applicable to the Company's cash investments during the 2004 period. Interest expense decreased by $4,070 to $548 in the three months ended August 31, 2004, as compared to $4,618 in the three months ended August 31, 2003. This decrease was primarily due to a reduction in the loan payable to Baseboard Investments, LLC.

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

LIQUIDITY AND CAPITAL RESOURCES

      During the fiscal quarter ended August 31, 2004, the Company funded its operations and met its capital expenditure requirements through cash flows from operations. As of August 31, 2004, the Company had $541,336 in cash and cash equivalents and working capital of $386,249.

      Net cash provided by operating activities was $241,362 and $111,234 for the three months ended August 31, 2004 and 2003, respectively. Cash flows from operations increased in the 2004 period primarily due to an increase in net income and accounts receivable offset, in part, by a decrease in deferred revenue and unbilled receivables.

      Net accounts receivable were $478,651 as of August 31, 2004, as compared to $511,989 at May 31, 2004. The decrease in accounts receivable from May 31, 2004 primarily related to services for implementations and several large annual maintenance contracts that were billed in the latter part of fiscal 2004 and paid during the first quarter of fiscal 2005. At August 31, 2004, the Company did not record an allowance for doubtful accounts. The Company believes there are no risks with respect to receivables known or anticipated at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(continued)

      The Company did not expend any funds for the purchase of equipment for the three months ended August 31, 2004. This compares to $1,952 expended for the purchase of equipment during the three months ended August 31, 2003. The Company capitalized $228,720 and $202,651 for software development costs in the three months ended August 31, 2004 and 2003, respectively. Any costs associated with the development of new products or enhancements to the existing RIMS product will be financed through working capital.

      On September 27, 2004, the Company received a line of credit from North Fork Bank. This line of credit provides for borrowings of up to $500,000 and expires on August 1, 2005. The line of credit is secured by a lien on all of the assets of the Company, and the Company's performance of the obligations under the line of credit are guaranteed, jointly and severally, by the three principal shareholders and directors of the Company. Borrowings bear interest at the North Fork Bank Prime Rate plus one percent (5.75% at October 7, 2004).

      On September 24, 2004, the Company amended its existing line of credit with Baseboard Investments, LLC ("Baseboard"), a limited liability company, the members of which consist of the three principal shareholders and directors of the Company. As amended, the line of credit provides for borrowings of up to $500,000 and is set to expire on September 19, 2005. Borrowings bear interest at the prime rate, as published by the New York office of Citibank, N.A, plus two percent (6.75% at October 7, 2004). The Company's obligations to Baseboard under this line of credit are subordinate to the Company's obligations under the North Fork Bank line of credit discussed above.

      As of October 7, 2004, no borrowings were outstanding under either of its lines of credit. In the future, however, the Company may borrow against either line of credit.

      The Company's capital requirements depend on many factors, including the level and timing of revenues and new product development. However, the Company is limited to its current cash, cash equivalents and available unused lines of credit for funding such internal growth and development. No significant capital expenditures are anticipated in the next 12 months.

      For the three months ended August 31, 2004, the Company operated on a positive cash flow basis and recorded net income of $311,122, or $.07 per basic share, excluding the amortization of software development costs. The Company believes its existing cash and cash equivalents, anticipated revenues from existing maintenance contracts, and anticipated revenues from existing contracts for implementation of RIMS at new sites, including license fees, hardware and services, are sufficient to fund the Company's operations at the current levels beyond fiscal 2005.

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

PART II. Other Information

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            31.1 Certification of the Company's Chief Executive Officer and Principal Financial and Accounting Officer, Irwin Balaban, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of the Company's Chief Executive Officer and Principal Financial and Accounting Officer, Irwin Balaban, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

      On August 23, 2004, the Company filed a Current Report on Form 8-K to file its press release disclosing earnings results, as reported in the Annual Report on Form 10-KSB for the fiscal year ended May 31, 2004.

      On September 29, 2004, the Company filed a Current Report on Form 8-K to report its line of credit with North Fork Bank, its amendment to the existing line of credit from Baseboard Investments. LLC, and the adoption of its Code of Ethics and Business Conduct and the Code of Ethics for Financial Executives and Employees.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Massapequa, New York, on October 7, 2004.

                                        ROBOCOM SYSTEMS INTERNATIONAL INC.

                                        By: /s/ Irwin Balaban
                                            ------------------------------------
                                                Irwin Balaban
                                                Chief Executive Officer
                                                (Principal Executive Officer,
                                                Principal Accounting Officer and
                                                Principal Financial Officer)

                                  Exhibit Index

   Exhibit No.                     Description
   -----------                     -----------

      31.1 Certification of the Company's Chief Executive Officer and Principal Financial and Accounting Officer, Irwin Balaban, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of the Company's Chief Executive Officer and Principal Financial and Accounting Officer, Irwin Balaban, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.