Form 10QSB
period 2004-11-30
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2005-01-03
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

  (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended November 30, 2004

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

                                  516-795-5100
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of January 3, 2005, 4,540,984 shares the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one); Yes |_| No |X|

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                   FORM 10-QSB

                                      INDEX

PART I.  Financial Information

                                                                            Page
Item 1.  Financial Statements:                                               No.

         Balance Sheets - November 30, 2004 and May 31, 2004...............    3

         Statements of Operations - Three months ended November 30, 2004
         and November 30, 2003.............................................    4

         Statements of Operations - Six months ended November 30, 2004
         and November 30, 2003.............................................    5

         Statements of Cash Flows - Six months ended November 30, 2004
         and November 30, 2003.............................................    6

         Notes to Financial Statements.....................................    7

Item 2.  Management's Discussion and Analysis or Plan of Operation.........    8

Item 3.  Controls and Procedures...........................................   12

PART II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders...............   12

Item 6.  Exhibits..........................................................   12

Signatures.................................................................   13

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                 BALANCE SHEETS


                                                                                           November 30, 2004         May 31, 2004
                                                                                           -----------------         ------------
Assets                                                                                        (unaudited)
Current assets:
   Cash and cash equivalents .....................................................            $    845,673           $    533,172
   Accounts receivable, net ......................................................                 292,171                511,989
   Unbilled revenue ..............................................................                  72,002                 51,754
   Deferred taxes ................................................................                  40,076                 40,076
   Other current assets ..........................................................                 200,980                149,455
                                                                                              ------------           ------------
Total current assets .............................................................               1,450,902              1,286,446

Property and equipment, net ......................................................                  26,159                 24,582
Capitalized software, net ........................................................               1,583,753              1,576,233
                                                                                              ------------           ------------
Total assets .....................................................................            $  3,060,814           $  2,887,261
                                                                                              ============           ============

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable ..............................................................            $     75,309           $     70,807
   Accrued expenses ..............................................................                 303,024                236,772
   Deferred revenue ..............................................................                 582,215                673,802
                                                                                              ------------           ------------
Total current liabilities ........................................................                 960,548                981,381

Loans payable to shareholders ....................................................                      --                 56,644
Deferred tax liabilities .........................................................                  40,076                 40,076
                                                                                              ------------           ------------
Total liabilities ................................................................               1,000,624              1,078,101
                                                                                              ------------           ------------

Shareholders' equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized;
      None issued ................................................................                      --                     --
   Common stock, $.01 par value; 10,000,000 shares authorized;
     4,540,984 and 4,495,984 issued and outstanding at November 30, 2004
     and May 31, 2004, respectively ..............................................                  45,410                 44,960
   Warrants: 100,000 outstanding at November 30, 2004 and May 31, 2004 ...........                 166,728                166,728
   Additional paid-in capital ....................................................              11,835,846             11,832,246
   Accumulated deficit ...........................................................              (9,987,794)           (10,234,774)
                                                                                              ------------           ------------
Total shareholders' equity .......................................................               2,060,190              1,809,160
                                                                                              ------------           ------------
Total liabilities and shareholders' equity .......................................            $  3,060,814           $  2,887,261
                                                                                              ============           ============

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                       Three months ended November 30,
                                                                       -------------------------------
                                                                          2004                 2003
                                                                       -----------         -----------
Revenues:
   Software license fees .............................                 $    20,931         $    48,186
   Services ..........................................                     455,070             221,172
   Hardware ..........................................                      25,214              31,900
   Maintenance .......................................                     374,625             369,172
                                                                       -----------         -----------
   Total revenues ....................................                     875,840             670,430
                                                                       -----------         -----------

Cost of revenues:
   Cost of license fees ..............................                       6,320                 300
   Cost of services ..................................                     181,303             145,744
   Cost of hardware ..................................                      18,722              28,084
   Cost of maintenance ...............................                     167,817             164,160
                                                                       -----------         -----------
   Total cost of revenues ............................                     374,162             338,288
Amortization of software development costs ...........                     189,540             189,321
                                                                       -----------         -----------
                                                                           563,702             527,609
                                                                       -----------         -----------
Gross margin .........................................                     312,138             142,821

Selling, general and administrative expenses .........                     187,968             119,431
                                                                       -----------         -----------
Income from operations ...............................                     124,170              23,390
Interest income (expense), net .......................                       1,228              (4,442)
                                                                       -----------         -----------
Income before income taxes ...........................                     125,398              18,948
Income taxes .........................................                          --                  --
                                                                       -----------         -----------
Net income ...........................................                 $   125,398         $    18,948
                                                                       ===========         ===========

Net income per basic share ...........................                 $      .028         $      .004
                                                                       ===========         ===========
Net income per diluted share .........................                 $      .027         $      .004
                                                                       ===========         ===========

Weighted average shares outstanding:
   Basic .............................................                   4,522,687           4,495,984
                                                                       ===========         ===========
   Diluted ...........................................                   4,621,955           4,612,824
                                                                       ===========         ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                Six months ended November 30,
                                                              ---------------------------------
                                                                  2004                  2003
                                                              -----------           -----------
Revenues:
   Software license fees ...............................      $    26,331           $    94,621
   Services ............................................          903,093               441,441
   Hardware ............................................           58,572                74,713
   Maintenance .........................................          780,606               729,130
                                                              -----------           -----------
   Total revenues ......................................        1,768,602             1,339,905
                                                              -----------           -----------

Cost of revenues:
   Cost of license fees ................................           10,372                 7,535
   Cost of services ....................................          359,159               297,816
   Cost of hardware ....................................           52,135                61,416
   Cost of maintenance .................................          305,740               316,012
                                                              -----------           -----------
   Total cost of revenues ..............................          727,406               682,779
Amortization of software development costs .............          379,080               378,642
                                                              -----------           -----------
                                                                1,106,486             1,061,421
                                                              -----------           -----------
Gross margin ...........................................          662,116               278,484

Selling, general and administrative expenses ...........          417,230               245,572
                                                              -----------           -----------
Income from operations .................................          244,886                32,912
Interest income (expense), net .........................            2,094                (8,706)
                                                              -----------           -----------
Income before income taxes .............................          246,980                24,206
Income taxes ...........................................               --                    --
                                                              -----------           -----------
Net income .............................................      $   246,980           $    24,206
                                                              ===========           ===========

Net income per basic share .............................      $      .055           $      .005
                                                              ===========           ===========
Net income per diluted share ...........................      $      .054           $      .005
                                                              ===========           ===========

Weighted average shares outstanding:
   Basic ...............................................        4,509,263             4,495,984
                                                              ===========           ===========
   Diluted .............................................        4,598,151             4,575,139
                                                              ===========           ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                 Six months ended November 30,
                                                                 ------------------------------
                                                                    2004                2003
                                                                 ----------          ----------
Operating activities:
Net income .................................................     $  246,980          $   24,206
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation of property and equipment ..............          6,069              12,477
       Amortization of software development costs ..........        379,080             378,642
       Adjustment for bad debt .............................         (6,536)            (20,201)
       Changes in operating assets and liabilities:
         Accounts receivable ...............................        226,354             168,962
         Unbilled revenue ..................................        (20,248)             32,144
         Other current assets ..............................        (51,525)            (49,679)
         Accounts payable ..................................          4,502              (2,767)
         Accrued expenses ..................................         66,252             (30,058)
         Other current liabilities .........................             --             (25,000)
         Deferred revenue ..................................        (91,587)            (30,241)
                                                                 ----------          ----------
Net cash provided by operating activities ..................        759,341             458,485
                                                                 ----------          ----------

Investing activities:
Software development costs .................................       (386,600)           (400,890)
Capital expenditures .......................................         (7,646)             (1,952)
                                                                 ----------          ----------
Net cash used in investing activities ......................       (394,246)           (402,842)
                                                                 ----------          ----------

Financing activities:
Repayment of loans payable to shareholders .................        (56,644)             (7,930)
Proceeds from stock option exercise ........................          4,050                  --
                                                                 ----------          ----------
Net cash used in financing activities ......................        (52,594)             (7,930)
                                                                 ----------          ----------

Increase in cash and cash equivalents ......................        312,501              47,713
Cash and cash equivalents at beginning of period ...........        533,172             435,485
                                                                 ----------          ----------
Cash and cash equivalents at end of period .................     $  845,673          $  483,198
                                                                 ==========          ==========

Supplemental disclosures of cash flow information:
  Cash paid for interest ...................................     $   33,375          $      801
                                                                 ----------          ----------

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (unaudited)

1.    Background and Basis of Financial Statement Presentation

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Our operations consist of the development, marketing and support of advanced warehouse management software solutions that enable companies to realize significant cost savings by automating their warehouse operations and providing inventory visibility throughout the supply chain. Our primary product, RIMS(TM), is a client-configurable software solution that enables a company's warehouse to respond to a customer order with greater accuracy and in a timelier manner, thereby turning the warehouse into a competitive advantage. RIMS operates in an open system environment and interfaces with an organization's existing information systems. In addition to providing RIMS software licenses, we provide installation, training, implementation support and maintenance services and we resell related hardware.

      The balance sheet at May 31, 2004 has been derived from the audited financial statements at that date but, as presented, does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

      Operating results for the six-month period ended November 30, 2004 are not necessarily indicative of the results that may be expected for the year ending May 31, 2005. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended May 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; industry trends; changes in demand for our products; uncertainties relating to client plans and commitments and the timing of orders received from clients; announcements or changes in pricing policies by us or our competitors; unanticipated delays in the development, market acceptance or installation of our products; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; governmental export and import policies; global trade policies; and worldwide political stability and economic growth. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

RESULTS OF OPERATIONS

Comparison of Three Months Ended November 30, 2004 and November 30, 2003

      Revenues. Total revenues increased by $206,000 to $876,000 in the three months ended November 31, 2004, as compared to $670,000 in the three months ended November 30, 2003. Software license fees decreased by approximately 57% during the 2004 period as compared to the 2003 period, primarily because we sold one RIMS license and several smaller third-party licenses during the 2004 period, as compared to sales of two RIMS licenses and two larger third-party licenses during the 2003 period. Our software license fee revenues are generally derived from a relatively small number of license sales. As a result, software revenues fluctuate based on the size and timing of new license agreements. Sales cycles for our product are typically long, as potential customers are required to make a significant capital investment in information technology. In addition, customers often delay purchase decisions based on then current economic uncertainties. Service revenues increased by approximately 106% for the 2004 period as compared to the 2003 period. This increase is primarily due to higher revenues related to increased modification and installation services for two new customers during the 2004 period. Hardware revenues decreased by approximately 21% in the 2004 period primarily due to a decrease in the sale of hardware in connection with the implementation of RIMS at new sites, offset, in part, by an increase in the sale of replacement hardware to existing customers. We consider the sale of hardware to be non-strategic. These sales primarily depend upon specific customer requirements and may vary from quarter to quarter. In addition, our customers have the ability to purchase hardware from a variety of vendors at competitive prices. Maintenance revenues increased by approximately 1% for the 2004 period as compared to the 2003 period primarily due to additional maintenance revenues for domestic and international RIMS sites. These increases were offset, in part, by the election of certain older customers to discontinue maintenance services. Increases in our maintenance revenue are dependent upon overall license revenue growth and maintenance contract renewal rates.

      Cost of Revenues. Cost of revenues increased by $36,000 to $374,000 in the three months ended November 30, 2004, as compared to $338,000 in the three months ended November 30, 2003. As a percentage of revenues, cost of revenues decreased to approximately 43% in the 2004 period as compared to approximately 50% in the 2003 period. Our cost of licensing consists primarily of license fees for third-party software sold in connection with RIMS. As a percentage of license fee revenues, the cost of license fees increased primarily because we sold more third-party licenses during the 2004 period. Our cost of service consists primarily of salaries of employees who perform modification and implementation services. As a percentage of service revenues, cost of services was lower in the 2004 period primarily due to higher average billing rates for modification and installation services performed during the 2004 period. Our cost of hardware consists primarily of costs of computers, scanners, radio frequency equipment and printers that are purchased for resale to our customers and used in connection with RIMS. We do not carry an inventory of hardware items sold and only offer hardware as an option to our customers who desire a turnkey solution. As a percentage of hardware revenues, the cost of hardware was lower in the 2004 period due to the type of hardware sold.

Our cost of maintenance consists primarily of salaries of employees who perform customer support and third-party maintenance for the support of licenses and hardware. As a percentage of maintenance revenues, the cost of maintenance remained consistent in the 2004 and 2003 periods.

      Amortization of Software Development Costs. Amortization of software development costs remained the same for both the 2004 and 2003 periods at approximately $189,000. As a percentage of revenue, the amortization of software development costs was approximately 22% in the 2004 period and 28% in the 2003 period, due to higher revenues in the 2004 period.

      Selling, General and Administrative Expenses. Our selling, general and administrative expenses consist of salaries for sales, administrative, executive and financial personnel, commissions, travel and promotional expenses, professional fees and insurance, as well as other administrative expenses. Selling, general and administrative expenses increased by $69,000 to $188,000 in the three months ended November 30, 2004, as compared to $119,000 in the three months ended November 30, 2003. As a percentage of revenue, selling, general and administrative expenses increased to approximately 21% for the three months ended November 30, 2004, as compared to 18% for the three months ended November 30, 2003. This increase was primarily due to increased costs related to accounting and legal fees and shareholder relations, and expenses associated with our international sales office. In addition, we realized a non-recurring reversal of accrued labor expenses in the amount of $32,500 during the 2003 period. Although we continually seek ways to reduce costs, we expect selling, general and administrative expenses to remain at current levels through fiscal 2005.

      Interest Income (Expense), Net. Interest income increased by $1,000 in the three months ended November 30, 2004. This increase was primarily due to an increase in cash on hand, in addition to an increase in the interest rate applicable to our cash investments during the 2004 period. Interest expense decreased by $4,000 in the three months ended November 30, 2004. This decrease was primarily due to a reduction in our loan payable to Baseboard Investments, LLC.

      Income Taxes. No provision for income taxes is reflected in the 2004 or 2003 periods, as we have sufficient net operating losses to offset current earnings. No deferred tax expense has been recorded in either the 2004 or 2003 periods as we continue to record a valuation allowance to reserve for our net deferred tax assets. This valuation allowance was provided because of uncertainty, based on our historical results, with respect to realization of our deferred tax assets.

Comparison of Six Months Ended November 30, 2004 and November 30, 2003

      Revenues. Total revenues increased by $429,000 to $1,769,000 in the six months ended November 31, 2004, as compared to $1,340,000 in the six months ended November 30, 2003. Software license fees decreased by approximately 72% during the 2004 period as compared to the 2003 period, primarily because we sold fewer RIMS licenses. This decrease is offset, in part, by an increase in the sale of smaller third-party licenses during the 2004 period. As discussed above, our software license fee revenues are generally derived from a relatively small number of license sales. Service revenues increased by approximately 105% for the 2004 period as compared to the 2003 period. This increase was primarily due to higher revenues related to increased modification and installation services for two new customers. Hardware revenues decreased by approximately 22% for the 2004 period as compared to the 2003 period primarily due to a decrease in the sale of hardware in connection with the implementation of RIMS at new sites, offset, in part, by an increase in the sale of replacement hardware to existing customers. We consider the sale of hardware to be non-strategic. As discussed above, these sales primarily depend upon specific customer requirements and may vary from quarter to quarter. Maintenance revenues increased by approximately 7% for the 2004 period as compared to the 2003 period primarily due to additional maintenance revenues for domestic and international RIMS sites.

These increases are offset, in part, by the election of certain older customers to discontinue maintenance services. Increases in our maintenance revenues are dependent upon overall license revenue growth and maintenance contract renewal rates.

      Cost of Revenues. Total cost of revenues increased by $44,000 to $727,000 in the six months ended November 30, 2004, as compared to $683,000 in the six months ended November 30, 2003. As a percentage of revenues, total cost of revenues decreased to approximately 41% in the 2004 period as compared to approximately 51% in the 2003 period. Our cost of licensing consists primarily of license fees for third-party software sold in connection with RIMS. As a percentage of license fee revenues, the cost of license fees increased primarily because we sold more third-party licenses during the 2004 period. Our cost of service consists primarily of salaries of employees who perform modification and implementation services. As a percentage of service revenues, cost of services was lower in the 2004 period primarily due to higher average billing rates for modification and installation services performed during the 2004 period. Our cost of hardware consists primarily of costs of computers, scanners, radio frequency equipment and printers that are purchased for resale to our customers and used in connection with RIMS. We do not carry an inventory of hardware items sold and only offer hardware as an option to our customers who desire a turnkey solution. As a percentage of hardware revenues, the cost of hardware was higher in the 2004 period due to the type of hardware sold. Our cost of maintenance consists primarily of salaries of employees who perform customer support and third-party maintenance fees for the support of licenses and hardware. As a percentage of maintenance revenues, the cost of maintenance was lower in the 2004 period. As RIMS users gain experience using our product, the cost of maintenance typically decreases.

      Amortization of Software Development Costs. Amortization of software development costs remained the same for both the 2004 and 2003 periods at approximately $379,000. As a percentage of revenue, the amortization of software development costs was approximately 21% in the 2004 period and 28% in the 2003 period, due to higher revenues in the 2004 period.

      Selling, General and Administrative Expenses. Our selling, general and administrative expenses consist of salaries for sales, administrative, executive and financial personnel, commissions, travel and promotional expenses, professional fees and insurance, as well as other administrative expenses. Selling, general and administrative expenses increased by $171,000 to $417,000 in the six months ended November 30, 2004, as compared to $246,000 in the six months ended November 30, 2003. As a percentage of revenue, selling, general and administrative expenses increased to approximately 24% for the six months ended November 30, 2004, as compared to 18% for the six months ended November 30, 2003. This increase was primarily due to increased costs related to accounting and legal fees and shareholder relations, and expenses associated with our international sales office. In addition, during the 2003 period we realized a non-recurring vendor credit of $25,000 and a reversal of accrued labor expenses in the amount of $32,500. Although we continually seek ways to reduce costs, we expect selling, general and administrative expenses to remain at current levels through fiscal 2005.

      Interest Income (Expense), Net. Interest income increased by $3,000 in the six months ended November 30, 2004. This increase was primarily due to an increase in cash on hand, in addition to an increase in the interest rate applicable to our cash investments during the 2004 period. Interest expense decreased by $8,000 to $1,000 in the six months ended November 30, 2004, as compared to $9,000 in the six months ended November 30, 2003. This decrease was primarily due to a reduction in our loan payable to Baseboard Investments, LLC.

      Income Taxes. No provision for income taxes is reflected in the 2004 or 2003 periods, as we have sufficient net operating losses to offset current earnings. No deferred tax expense has been recorded in the 2004 period or the 2003 period as we continue to record a valuation allowance to reserve for our net deferred tax assets. This valuation allowance was provided because of uncertainty, based on our historical results, with respect to realization of our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

      During the six months ended November 30, 2004, we funded our operations and met our capital expenditure requirements through cash flows from operations. As of November 30, 2004, we had on hand approximately $846,000 in cash and cash equivalents and working capital of approximately $490,000.

      Net cash provided by our operating activities was $759,000 and $458,000 for the six months ended November 30, 2004 and 2003, respectively. Cash flow from operations increased in the 2004 period primarily due to increases in net income and accounts receivable offset, in part, by decreases in deferred revenue and unbilled receivables.

      Net accounts receivable were $292,000 as of November 30, 2004, as compared to $512,000 at May 31, 2004. The decrease in accounts receivable from May 31, 2004 is primarily related to services for implementations and several large annual maintenance contracts that were billed in the latter part of fiscal 2004 and paid during the first half of fiscal 2005. At November 30, 2004, we did not record an allowance for doubtful accounts. We believe there are no risks with respect to receivables known or anticipated at this time.

      We expended $8,000 and $2,000 for purchases of equipment and capitalized $387,000 and $401,000 for software development costs during the six months ended November 30, 2004 and 2003, respectively. We anticipate any costs associated with development of new products or enhancements to our existing RIMS product will be financed through working capital.

      On September 27, 2004, we concluded a line of credit from North Fork Bank that provides for borrowings of up to $500,000 and expires on August 1, 2005. The line of credit is secured by a lien on all of our assets, and our obligations under the line of credit are guaranteed, jointly and severally, by our three principal shareholders and directors. Borrowings bear interest at the North Fork Bank Prime Rate plus one percent (6.25% at January 3, 2005).

      On September 24, 2004, we amended our existing line of credit with Baseboard Investments, LLC ("Baseboard"), a limited liability company, the members of which consist of our three principal shareholders and directors. As amended, the line provides for borrowings of up to $500,000 and is set to expire on September 19, 2005. Borrowings bear interest at the prime rate, as published by the New York office of Citibank, N.A, plus two percent (7.25% at January 3, 2005). Our obligations to Baseboard under this line of credit are subordinate to our obligations under the North Fork Bank line of credit discussed above.

      As of January 3, 2005, no borrowings were outstanding under either of our lines of credit.

      Our capital requirements depend on many factors, including the level and timing of revenues and new product development. We expect no significant capital expenditures in the next 12 months.

      For the six months ended November 30, 2004, we operated on a positive cash flow basis and recorded net income of $626,060, or $.14 per basic share, excluding the amortization of software development costs. We believe our existing cash and cash equivalents, anticipated revenues from existing maintenance contracts, and anticipated revenues from existing contracts for implementation of RIMS at new sites, including license fees, hardware and services, are sufficient to fund our operations at the current levels beyond fiscal 2005.

ITEM 3. CONTROLS AND PROCEDURES

      (a) As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, our Chief Executive Officer and principal accounting officer concluded that, as of the end of the period, our disclosure controls and procedures were effective in timely alerting him to material information relating to our company required to be included in the reports that we file and submit pursuant to the Exchange Act.

      (b) During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Our annual meeting of shareholders was held on December 8, 2004. At the meeting, two matters were acted upon by the shareholders.

      The first matter acted upon by the shareholders was the election of four directors to the board of directors. As of November 5, 2004, the record date for the Annual Meeting, 4,540,984 shares of common stock were outstanding and eligible to vote. Of the 4,243,346 shares of common stock voted at the meeting, in person or by proxy, the number of votes in favor of and against each director was as follows:

     Director                Votes cast in favor      Votes cast against
     --------                -------------------      ------------------

     Irwin Balaban           4,238,595                4,751
     Robert Friedman         4,238,595                4,751
     Herbert Goldman         4,238,595                4,751
     Lawrence Klein          4,238,595                4,751

      The second matter was the ratification of the appointment of Eisner & Lubin LLP to serve as our independent auditors for the fiscal year ending May 31, 2005. Of the 4,243,346 shares of common stock voted at the meeting, 4,238,645 were voted in favor of the proposal and 4,701 were voted against the proposal.

No other matters were brought before the meeting for a shareholder vote.

ITEM 6. EXHIBITS

      The exhibits required by this item are listed on the Exhibit Index attached hereto.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Massapequa, New York, on January 3, 2005.

                                       ROBOCOM SYSTEMS INTERNATIONAL INC.


                                       By: /s/ Irwin Balaban
                                           -------------------------------------
                                              Irwin Balaban
                                              Chief Executive Officer
                                              (Principal Executive Officer,
                                              Principal Accounting Officer
                                              and Principal Financial Officer)

                                  Exhibit Index

   Exhibit No.                           Description
   -----------                           -----------

      31.1 Certification of our Chief Executive Officer and Principal Financial and Accounting Officer, Irwin Balaban, pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of our Chief Executive Officer and Principal Financial and Accounting Officer, Irwin Balaban, pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.