Form 10QSB
period 2005-02-28
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2005-04-14
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended February 28, 2005

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

                                  516-795-5100
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of April 14, 2005, 4,540,984 shares the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one); Yes |_| No |X|

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                   FORM 10-QSB

                                      INDEX

PART I.    Financial Information

                                                                            Page
Item 1.    Financial Statements:                                             No.

           Balance Sheets - February 28, 2005 and May 31, 2004 ............   3

           Statements of Operations - Three months ended
           February 28, 2005 and February 29, 2004 ........................   4

           Statements of Operations - Nine months ended
           February 28, 2005 and February 29, 2004 ........................   5

           Statements of Cash Flows - Nine months ended
           February 28, 2005 and February 29, 2004 ........................   6

           Notes to Financial Statements ..................................   7

Item 2.    Management's Discussion and Analysis or Plan of Operation ......   8

Item 3.    Controls and Procedures ........................................  12

PART II.   Other Information

Item 6.    Exhibits .......................................................  12

Signatures ................................................................  13

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                                          February 28, 2005     May 31, 2004
                                                                          -----------------     -------------
                                                                            (unaudited)
Assets
Current assets:
   Cash and cash equivalents ........................................       $    776,717        $    533,172
   Accounts receivable, net .........................................            323,924             511,989
   Unbilled revenue .................................................            200,449              51,754
   Deferred taxes ...................................................             40,076              40,076
   Other current assets .............................................            171,221             149,455
                                                                            ------------        ------------
Total current assets ................................................          1,512,387           1,286,446

Property and equipment, net .........................................             22,356              24,582
Capitalized software, net ...........................................          1,542,488           1,576,233
                                                                            ------------        ------------
Total assets ........................................................       $  3,077,231        $  2,887,261
                                                                            ============        ============

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable .................................................       $     99,041        $     70,807
   Accrued expenses .................................................            180,548             236,772
   Deferred revenue .................................................            545,257             673,802
                                                                            ------------        ------------
Total current liabilities ...........................................            824,846             981,381

Loans payable to shareholders .......................................                 --              56,644
Deferred tax liabilities ............................................             40,076              40,076
                                                                            ------------        ------------
Total liabilities ...................................................            864,922           1,078,101
                                                                            ------------        ------------

Shareholders' equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized;
     None issued ....................................................                 --                  --
   Common stock, $.01 par value; 10,000,000 shares authorized;
     4,540,984 and 4,495,984 issued and outstanding at February
     28, 2005 and May 31, 2004, respectively ........................             45,410              44,960
   Warrants: 100,000 outstanding at February 28, 2005 and
     May 31, 2004 ...................................................            166,728             166,728
   Additional paid-in capital .......................................         11,835,846          11,832,246
   Accumulated deficit ..............................................         (9,835,675)        (10,234,774)
                                                                            ------------        ------------
Total shareholders' equity ..........................................          2,212,309           1,809,160
                                                                            ------------        ------------
Total liabilities and shareholders' equity ..........................       $  3,077,231        $  2,887,261
                                                                            ============        ============

      See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                         Three months ended
                                                   -----------------------------
                                                   February 28,     February 29,
                                                       2005             2004
                                                   ------------     ------------
Revenues:
   Software license fees ......................    $   196,631      $   387,194
   Services ...................................        337,143          333,551
   Hardware ...................................         63,401           14,021
   Maintenance ................................        391,559          392,488
                                                   -----------      -----------
   Total revenues .............................        988,734        1,127,254
                                                   -----------      -----------

Cost of revenues:
   Cost of license fees .......................         17,441           81,215
   Cost of services ...........................        177,841          187,466
   Cost of hardware ...........................         59,994           12,931
   Cost of maintenance ........................        204,187          177,750
                                                   -----------      -----------
   Total cost of revenues .....................        459,463          459,362
Amortization of software development costs ....        189,540          202,406
                                                   -----------      -----------
                                                       649,003          661,768
                                                   -----------      -----------
Gross margin ..................................        339,731          465,486

Selling, general and administrative expenses...        189,561          187,056
                                                   -----------      -----------
Income from operations ........................        150,170          278,430
Interest income (expense), net ................          1,948           (4,483)
                                                   -----------      -----------
Income before income taxes ....................        152,118          273,947
Income taxes ..................................             --               --
                                                   -----------      -----------
Net income ....................................    $   152,118      $   273,947
                                                   ===========      ===========

Net income per basic share ....................    $      .033      $      .061
                                                   ===========      ===========
Net income per diluted share ..................    $      .032      $      .060
                                                   ===========      ===========

Weighted average shares outstanding:
   Basic ......................................      4,540,984        4,495,984
                                                   ===========      ===========
   Diluted ....................................      4,741,675        4,588,216
                                                   ===========      ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                          Nine months ended
                                                   -----------------------------
                                                   February 28,     February 29,
                                                       2005             2004
                                                   ------------     ------------
Revenues:
   Software license fees ......................    $   222,962      $   481,815
   Services ...................................      1,240,236          774,992
   Hardware ...................................        121,973           88,734
   Maintenance ................................      1,172,165        1,121,618
                                                   -----------      -----------
   Total revenues .............................      2,757,336        2,467,159
                                                   -----------      -----------

Cost of revenues:
   Cost of license fees .......................         27,813           88,750
   Cost of services ...........................        537,000          481,894
   Cost of hardware ...........................        112,129           77,358
   Cost of maintenance ........................        509,927          494,140
                                                   -----------      -----------
   Total cost of revenues .....................      1,186,869        1,142,142
Amortization of software development costs ....        568,620          581,048
                                                   -----------      -----------
                                                     1,755,489        1,723,190
                                                   -----------      -----------
Gross margin ..................................      1,001,847          743,969

Selling, general and administrative expenses...        606,791          432,628
                                                   -----------      -----------
Income from operations ........................        395,056          311,341
Interest income (expense), net ................          4,043          (13,189)
                                                   -----------      -----------
Income before income taxes ....................        399,099          298,152
Income taxes ..................................             --               --
                                                   -----------      -----------
Net income ....................................    $   399,099      $   298,152
                                                   ===========      ===========

Net income per basic share ....................    $      .088      $      .066
                                                   ===========      ===========
Net income per diluted share ..................    $      .086      $      .065
                                                   ===========      ===========

Weighted average shares outstanding:
   Basic ......................................      4,519,720        4,495,984
                                                   ===========      ===========
   Diluted ....................................      4,645,876        4,576,503
                                                   ===========      ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                    Nine months ended
                                                              ----------------------------
                                                              February 28,    February 29,
                                                                  2005            2004
                                                              ------------    ------------
Operating activities:
Net income ..............................................      $ 399,099       $ 298,152
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation of property and equipment ...........          9,873          24,200
       Amortization of software development costs .......        568,620         581,048
       Adjustment for bad debt ..........................          4,600           6,536
       Changes in operating assets and liabilities:
         Accounts receivable ............................        183,465        (549,174)
         Unbilled revenue ...............................       (148,695)         88,000
         Other current assets ...........................        (21,766)        (27,211)
         Accounts payable ...............................         28,234          68,422
         Accrued expenses ...............................        (56,224)        (20,366)
         Other current liabilities ......................             --         (25,000)
         Deferred revenue ...............................       (128,545)         37,188
                                                               ---------       ---------
Net cash provided by operating activities ...............        838,661         481,795
                                                               ---------       ---------

Investing activities:
Software development costs ..............................       (534,875)       (600,487)
Capital expenditures ....................................         (7,647)        (10,428)
                                                               ---------       ---------
Net cash used in investing activities ...................       (542,522)       (610,915)
                                                               ---------       ---------

Financing activities:
Repayment of loans payable to shareholders ..............        (56,644)        (11,492)
Proceeds from stock option exercise .....................          4,050              --
                                                               ---------       ---------
Net cash used in financing activities ...................        (52,594)        (11,492)
                                                               ---------       ---------

Increase (decrease) in and cash and cash equivalents ....        243,545        (140,612)
Cash and cash equivalents at beginning of period ........        533,172         435,485
                                                               ---------       ---------
Cash and cash equivalents at end of period ..............      $ 776,717       $ 294,873
                                                               =========       =========

Supplemental disclosures of cash flow information:
  Cash paid for interest ................................      $  34,779       $   1,238
                                                               ---------       ---------

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

      Operating results for the three- and nine-month periods ended February 28, 2005 are not necessarily indicative of the results that may be expected for the year ending May 31, 2005. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended May 31, 2004.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended February 28, 2005 and February 29, 2004

      Revenues. Total revenues decreased by $138,000 to $989,000 in the three months ended February 28, 2005, as compared to $1,127,000 in the three months ended February 29, 2004. Software license fees decreased by approximately 49% during the 2005 period as compared to the 2004 period, primarily because we sold one large RIMS license and one large third-party license during the 2004 period, as compared to several RIMS license sales with fewer user counts during the 2005 period. Our software license fee revenues are generally derived from a relatively small number of license sales. As a result, software revenues fluctuate based on the size and timing of new license agreements. Sales cycles for our product are typically long, as potential customers are required to make a significant capital investment in information technology. In addition, customers often delay purchase decisions based on then current economic uncertainties. Service revenues increased by approximately 1% in the 2005 period as compared to the 2004 period, primarily due to a slight increase in implementation and modification services preformed for new RIMS customers. Hardware revenues increased by approximately 350% in the 2005 period as compared to the 2004 period, primarily due to the sale of hardware in connection with the implementation of RIMS at a new site, in addition to the sale of replacement hardware to an existing customer during the 2005 period. We consider the sale of hardware to be non-strategic. These sales primarily depend upon specific customer requirements and may vary from quarter to quarter. In addition, our customers have the ability to purchase hardware from a variety of vendors at competitive prices. Maintenance revenues decreased by less than 1% for the 2005 period as compared to the 2004 period, primarily due to the election of certain older customers to discontinue maintenance services offset, in part, by additional maintenance revenues for new domestic and international RIMS sites. Increases in our maintenance revenue are dependent upon overall license revenue growth and maintenance contract renewal rates.

      Cost of Revenues. Total cost of revenues remained consistent during the three months ended February 28, 2005, as compared to the three months ended February 29, 2004 at $459,000. As a percentage of revenues, cost of revenues increased to approximately 46% in the 2005 period, as compared to approximately 41% in the 2004 period. Our cost of licensing consists primarily of license fees for third-party software sold in connection with RIMS. As a percentage of license fee revenues, the cost of license fees decreased primarily because we sold fewer third-party licenses during the 2005 period. Our cost of services consist primarily of salaries of employees who perform modification and implementation services. As a percentage of service revenues, cost of services was lower in the 2005 period primarily due to higher average billing rates for modification and installation services performed during the 2005 period. Our cost of hardware consists primarily of costs of computers, scanners, radio frequency equipment and printers that are purchased for resale to our customers and used in connection with RIMS. We do not carry an inventory of hardware items sold and only offer hardware as an option to our customers who desire a turnkey solution. As a percentage of hardware revenues, the cost of hardware was higher in the 2005 period due to the type of hardware sold.

Our cost of maintenance consists primarily of salaries of employees who perform customer support and third-party maintenance for the support of licenses and hardware. As a percentage of maintenance revenues, the cost of maintenance was higher in the 2005 period due to the increased number of new users of RIMS. As new users gain experience using the RIMS product, the cost of maintenance typically decreases.

      Amortization of Software Development Costs. Amortization of software development costs decreased by $13,000 to $189,000 in the three months ended February 28, 2005, as compared to $202,000 in the three months ended February 29, 2004. This decrease was due to the final amortization of capitalized software development costs for an older version of RIMS. As a percentage of revenue, the amortization of software development costs was approximately 19% in the 2005 period and 18% in the 2004 period, due to higher revenues in the 2004 period.

      Selling, General and Administrative Expenses. Our selling, general and administrative expenses consist of salaries for sales, administrative, executive and financial personnel, commissions, travel and promotional expenses, professional fees and insurance, as well as other administrative expenses. Selling, general and administrative expenses increased by $3,000 to $190,000 in the three months ended February 28, 2005, as compared to $187,000 in the three months ended February 29, 2004. As a percentage of revenue, selling, general and administrative expenses increased to approximately 19% for the three months ended February 28, 2005, as compared to 17% for the three months ended February 29, 2004. This increase was primarily due to an increase in salaries expense, offset, in part, by a decrease in expenses associated with shareholder relations, insurance and our international sales office. In addition, we received a one-time credit for advertising expenses. Although we continually seek ways to reduce costs, we expect selling, general and administrative expenses to remain near current levels through fiscal 2005.

      Interest Income (Expense), Net. Interest income increased by approximately $2,000 in the three months ended February 28, 2005. This increase was primarily due to an increase in cash on hand, in addition to an increase in the interest rate applicable to our cash investments during the 2005 period. Interest expense decreased by $5,000 in the three months ended February 28, 2005. This decrease was primarily due to a reduction in our loans payable to Baseboard Investments, LLC.

      Income Taxes. No provision for income taxes is reflected in the 2005 or 2004 periods, as we have sufficient net operating losses to offset current earnings. No deferred tax expense has been recorded in either the 2005 or 2004 periods as we continue to record a valuation allowance to reserve for our net deferred tax assets. This valuation allowance was provided because of uncertainty, based on our historical results, with respect to realization of our deferred tax assets.

Comparison of Nine Months Ended February 28, 2005 and February 29, 2004

      Revenues. Total revenues increased by $290,000 to $2,757,000 in the nine months ended February 28, 2005, as compared to $2,467,000 in the nine months ended February 29, 2004. Software license fees decreased by approximately 54% during the 2005 period as compared to the 2004 period, primarily because we sold one large RIMS license and several third-party licenses during the 2004 period, as compared to the sale of smaller RIMS and third-party licenses with fewer user counts during the 2005 period. As discussed above, our software license fee revenues are generally derived from a relatively small number of license sales. Service revenues increased by approximately 60% for the 2005 period as compared to the 2004 period. This increase was primarily due to higher revenues related to increased modification and installation services for two new customers. Hardware revenues increased by approximately 37% for the 2005 period as compared to the 2004 period, primarily due to an increase in the sale of hardware in connection with the implementation of RIMS at new sites and an increase in the sale of replacement hardware to existing customers. We consider the sale of hardware to be non-strategic. As discussed above, these sales primarily depend upon specific customer requirements and may vary from quarter to quarter. Maintenance revenues increased by approximately 4% for the 2005 period as compared to the 2004 period, primarily due to additional maintenance revenues for domestic and international RIMS sites.

These increases were offset, in part, by the election of certain older customers to discontinue maintenance services. Increases in our maintenance revenues are dependent upon overall license revenue growth and maintenance contract renewal rates.

      Cost of Revenues. Total cost of revenues increased by $43,000 to $1,185,000 in the nine months ended February 28, 2005, as compared to $1,142,000 in the nine months ended February 29, 2004. As a percentage of revenues, total cost of revenues decreased to approximately 43% in the 2005 period as compared to approximately 46% in the 2004 period. Our cost of licensing consists primarily of license fees for third-party software sold in connection with RIMS. As a percentage of license fee revenues, the cost of license fees decreased primarily because we sold third-party licenses with fewer user counts during the 2005 period. Our cost of service consists primarily of salaries of employees who perform modification and implementation services. As a percentage of service revenues, cost of services was lower in the 2005 period primarily due to higher average billing rates for modification and installation services performed during the 2005 period. Our cost of hardware consists primarily of costs of computers, scanners, radio frequency equipment and printers that are purchased for resale to our customers and used in connection with RIMS. We do not carry an inventory of hardware items sold and only offer hardware as an option to our customers who desire a turnkey solution. As a percentage of hardware revenues, the cost of hardware was higher in the 2005 period due to the type of hardware sold. Our cost of maintenance consists primarily of salaries of employees who perform customer support and third-party maintenance fees for the support of licenses and hardware. As a percentage of maintenance revenues, the cost of maintenance was lower in the 2005 period. As RIMS users gain experience using our product, the cost of maintenance typically decreases.

      Amortization of Software Development Costs. Amortization of software development costs decreased by $12,000 during the 2005 period to $569,000, as compared to $581,000 during the 2004 period. This decrease was due to the final amortization of capitalized software development costs for an older version of RIMS. As a percentage of revenue, the amortization of software development costs was approximately 21% in the 2005 period and 24% in the 2004 period due to higher revenues in the 2005 period.

      Selling, General and Administrative Expenses. Our selling, general and administrative expenses consist of salaries for sales, administrative, executive and financial personnel, commissions, travel and promotional expenses, professional fees and insurance, as well as other administrative expenses. Selling, general and administrative expenses increased by $174,000 to $607,000 in the nine months ended February 28, 2005, as compared to $433,000 in the nine months ended February 29, 2004. As a percentage of revenue, selling, general and administrative expenses increased to approximately 22% for the nine months ended February 28, 2005, as compared to 18% for the nine months ended February 29, 2004. This increase was primarily due to increased costs related to salaries expense, accounting and legal fees and expenses associated with our international sales office. In addition, during the 2004 period we realized a non-recurring vendor credit of $25,000 and a reversal of accrued labor expenses in the amount of $32,500. Although we continually seek ways to reduce costs, we expect selling, general and administrative expenses to remain near current levels through fiscal 2005.

      Interest Income (Expense), Net. Interest income increased by $4,000 in the nine months ended February 28, 2005. This increase was primarily due to an increase in cash on hand, in addition to an increase in the interest rate applicable to our cash investments during the 2005 period. Interest expense decreased by $13,000 to $1,000 in the nine months ended February 28, 2005, as compared to $14,000 in the nine months ended February 29, 2004. This decrease was primarily due to a reduction in our loan payable to Baseboard Investments, LLC.

      Income Taxes. No provision for income taxes is reflected in the 2005 or 2004 periods, as we have sufficient net operating losses to offset current earnings. No deferred tax expense has been recorded in the 2005 period or the 2004 period as we continue to record a valuation allowance to reserve for our net deferred tax assets. This valuation allowance was provided because of uncertainty, based on our historical results, with respect to realization of our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

      During the nine months ended February 28, 2005, we funded our operations and met our capital expenditure requirements through cash flows from operations. As of February 28, 2005, we had on hand approximately $777,000 in cash and cash equivalents and working capital of approximately $688,000.

      Net cash provided by our operating activities was $839,000 and $482,000 for the nine months ended February 28, 2005 and 2004, respectively. Cash flow from operations increased in the 2005 period primarily due to increases in net income and accounts receivable offset, in part, by decreases in deferred revenue and unbilled receivables.

      Net accounts receivable were $324,000 as of February 28, 2005, as compared to $512,000 at May 31, 2004. The decrease in accounts receivable from May 31, 2004 is primarily related to services for implementations and several large annual maintenance contracts that were billed in the latter part of fiscal 2004 and paid during the first half of fiscal 2005. We believe there are no substantial risks with respect to receivables known or anticipated at this time.

      We expended $8,000 and $10,000 for purchases of equipment and capitalized $535,000 and $600,000 for software development costs during the nine months ended February 28, 2005 and February 29, 2004, respectively. We anticipate any costs associated with development of new products or enhancements to our existing RIMS product will be financed through working capital.

      On September 27, 2004, we received a line of credit from North Fork Bank that provides for borrowings of up to $500,000 and expires on August 1, 2005. The line of credit is secured by a lien on all of our assets, and our obligations under the line of credit are guaranteed, jointly and severally, by our three principal shareholders and directors. Borrowings bear interest at the North Fork Bank Prime Rate plus one percent (6.75% at April 14, 2005).

      On September 24, 2004, we amended our existing line of credit with Baseboard Investments, LLC ("Baseboard"), a limited liability company, the members of which consist of our three principal shareholders and directors. As amended, the line provides for borrowings of up to $500,000 and is set to expire on September 19, 2005. Borrowings bear interest at the prime rate, as published by the New York office of Citibank, N.A, plus two percent (7.75% at April 14, 2005). Our obligations to Baseboard under this line of credit are subordinate to our obligations under the North Fork Bank line of credit discussed above.

      As of April 14, 2005, no borrowings were outstanding under either of our lines of credit.

      Our capital requirements depend on many factors, including the level and timing of revenues and new product development. We expect capital expenditures to remain at current levels in the next 12 months.

      We believe our existing cash and cash equivalents, anticipated revenues from existing maintenance contracts, and anticipated revenues from existing contracts for implementation of RIMS at new sites, including license fees, hardware and services, are sufficient to fund our operations at the current levels over the next twelve months.

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Massapequa, New York, on April 14, 2005.

                                        ROBOCOM SYSTEMS INTERNATIONAL INC.


                                        By: /s/ Irwin Balaban
                                            ---------------------------
                                              Irwin Balaban
                                              Chief Executive Officer
                                              (Principal Executive Officer,
                                               Principal Accounting Officer and
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