Form 10KSB
period 2005-05-31
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2005-08-26
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended May 31, 2005

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure is contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year. $3,568,235.

As of August 26, 2005, the issuer had outstanding 4,540,984 shares of its common stock.

As of August 25, 2005, the aggregate market value of the issuer's common stock held by non-affiliates was $1,133,137 (based upon the closing price of the issuer's common stock on The Over-the-Counter Bulletin Board on such date).

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

Recent Development - Proposed Sale of Business

      On August 17, 2005, the Company entered into an Asset Purchase Agreement dated as of August 17, 2005 (the "Asset Purchase Agreement") with Avantce RSI, LLC, a Delaware limited liability company ("Avantce"), pursuant to which the Company agreed to sell to Avantce substantially all of its assets, including its RIMS software products and all of its intellectual property rights, contracts, accounts receivable, tangible personal property and certain cash on hand. Pursuant to the Asset Purchase Agreement, Avantce has agreed to pay to the Company a purchase price in the amount of $3,170,000, subject to adjustment. If, on the closing date of the asset sale the Company's working capital (as defined) exceeds $1,025,000, the Company will be entitled to retain an amount of cash equal to the amount of such excess, and if on such date the Company's working capital (as defined) is less than $1,025,000, the purchase price payable by Avantce will be reduced by the amount of such deficiency. Approximately $2,970,000 of the purchase price will be paid in cash at the closing, subject to certain 90-day deferrals, and $200,000 of the purchase price will be paid pursuant to a promissory note that will be payable over a period not to exceed two years.

      Under the Asset Purchase Agreement, the consummation of the transaction is subject to the satisfaction of certain closing conditions, including without limitation, the affirmative vote in favor of the sale by shareholders of the Company holding at least two-thirds (2/3) of the Company's outstanding shares at a special meeting of shareholders. In addition, the obligation of Avantce to close is conditioned upon it having secured financing sufficient to pay the purchase price.

      Upon consummation of the sale, Avantce will pay $76,667, payable in four equal quarterly installments, to each of Irwin Balaban, the Company's Chairman of the Board and Chief Executive Officer, and Herbert Goldman and Lawrence Klein, members of the Company's Board of Directors, in consideration of their willingness to (i) personally make certain representations and warranties in the Purchase Agreement about the Company and the assets being sold and (ii) agree not to compete with Avantce for a five-year period. The three principals of Avantce will guaranty, jointly and severally, the payment such amounts.

      The Company's Board of Directors unanimously approved the terms of the sale on August 16, 2005. Subject to the timely satisfaction of the material closing conditions in the Asset Purchase Agreement, the Company currently anticipates that the sale will be consummated during October 2005.

      The Company has not yet made any determination about future business plans once the asset sale is consummated. The Company's Board of Directors is evaluating several possible directions, including (i) the liquidation and dissolution of the Company, including the payment of a liquidating cash dividend to the shareholders or (ii) the payment of a cash dividend equal to a portion of the proceeds of the asset sale and a transaction in which the Company merges its "public shell" corporation with a privately-held operating business whereby the Company's shareholders would retain some ownership interest in the surviving public corporation. The Company has not yet determined which option it will pursue. Furthermore, the Board of Directors may not choose any of the foregoing options and may, instead, pursue one or more options not yet considered. Immediately following the consummation of the asset sale, the Company will have no operating business or source of revenues. In the Asset Purchase Agreement, the Company agreed that, for a period of five (5) years following the consummation of the asset sale, it will not engage in any business that develops or markets computer software products that perform functions substantially similar to the RIMS software product being sold to Avantce in the asset sale.

      The following description of the business of the Company should be read with the understanding that the Company has agreed to sell such business pursuant to the terms of the Asset Purchase Agreement, and that the Company's existing business will be retained by the Company only if the sale of such assets and the other transactions contemplated by the Asset Purchase Agreement are not consummated.

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

      Client orders for the Company's RIMS products over the last three fiscal years have ranged from approximately $50,000 to over $1 million. Due to the size of most orders and the need for differing levels of modification for each installation, the Company historically has obtained orders from a relatively small number of new clients each fiscal quarter. As a result, individual clients have often accounted for more than 10% of total revenues in a particular fiscal period. For fiscal year ended May 31, 2003, the Company had three clients that accounted for approximately 24%, 13% and 12% of total revenues. For fiscal year ended May 31, 2004, the Company had two clients that accounted for approximately 22% and 21% of total revenues. For the fiscal year ended May 31, 2005, the Company had two clients that accounted for approximately 33% and 12% of total revenues.

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

      The Company has supplemented its marketing efforts by aligning itself with complimentary solutions providers and technology partners. Strategic alliances also assist the Company in keeping pace with technological developments of the major software and hardware vendors and, in certain instances, provide the Company with product development services. The Company is a Solution Partner in the Symbol Technologies Partner Select Program, as a result of which the Company is an authorized reseller of certain of Symbol's products and licensed software and the Company and Symbol have agreed to certain joint marketing strategies for products of both companies.

      The Company also markets RIMS through resellers located in Argentina and Indonesia. The Company's resellers are established systems integrators with large client bases in their respective regions. The Company's agreements with such resellers are not exclusive.

      For the fiscal year ended May 31, 2003, approximately 6% of the Company's revenues were generated outside the United States. For the fiscal years ended May 31, 2004 and 2005, approximately 9% of the Company's revenues were generated outside the United States. There are a number of risks inherent in the Company's current and proposed international business activities. There can be no assurance that such factors will not have an adverse effect on the ability of the Company to increase revenues from future international sales and, consequently, on the Company's results of operations.

Product Development

      The Company, through its development and support personnel, works closely with its clients and prospective clients and closely follows industry research to determine their requirements and to design enhancements and new products to meet client needs. Using input from the user and the technical community, the Company's steering committee selects suitable enhancements for inclusion in new releases of RIMS. Product improvements are often initiated by client-funded modifications that can be incorporated into the standard package. Clients benefit by funding enhancements that improve the baseline product through lower maintenance costs and future ability to upgrade. All Company product development is performed by its employees. The Company's capitalized software development costs were $648,612, $821,041 and $805,602 in fiscal 2003, 2004 and 2005, respectively.

      The Company's software development efforts have included the design of enhancements to RIMS using Internet technologies compliant with current industry standards. By incorporating these technologies into RIMS, authorized users and their supply chain applications on the World Wide Web are able to access and manage a RIMS controlled warehouse from anywhere on the Internet. For example, a RIMS client is able to permit its authorized users to access its RIMS data repository via the Internet, which will reduce the burden on its own customer service department because the status of orders and the location of inventory for an order may be monitored directly by the authorized user (i.e., a retail client or plant manager). Vendor Managed Inventory (VMI) is also supported using the Internet accessibility. Protection of the client's data and restriction of unauthorized access are provided within the RIMS system using standards-based authorization and encryption. Scalability and ease of maintenance are additional benefits of this architecture. The Company has released several version of its Internet and intranet enabled RIMS product. Theses versions of RIMS featured multiwarehouse functionality, a yard management system for inbound trucks and a link to a transportation management system (TMS). The RIMS product also highlighted tasks interleaving and new system directed RF task for increased operator productivity, and included batch picking, cycle counting by item velocity, and an interface to external systems structured around the technology of Extensible Markup Language (XML). A standard report writer is also incorporated into the RIMS product offering. RIMS Alert, an event-driven tool that employs XML technology to trigger electronic mail messages to subscribers, can be integrated with a customer's RIMS application or implemented independently. The Company's latest version, RIMS Version 5.0 was released in the first quarter of fiscal 2006. Its primary focus is a modernized browser user interface and enhanced features such as Third Party Billing (Activity Based Costing), kitting and kit assembly, automatic carton size assignments to pickers, support for Global Trade Item Number (GTIN), Radio Frequency Identification (RFID) tag generation, and improved real-time screen configuration utilities. Additionally, improved security features are incorporated into RIMS 5.0, as demanded by the marketplace.

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

Employees

      As of August 26, 2005, the Company had 27 employees, of which seven were employees primarily in management and administration, nine in product development, nine in client support, and two in sales and marketing. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company considers its relations with its employees to be satisfactory.

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

      The Company also leases approximately 280 square feet in Raamsdonksveer in the Netherlands. The lease expires on April 13, 2006, and is automatically extended for a period of one year. Six months notice is needed to terminate the lease by the Company. The lease has an annual rental rate of approximately $5,500 (excluding operating expenses and insurance).

      The Company believes that its existing facilities are sufficient for its current operations.

Item 3. Legal Proceedings.

      In June 2005, the Company was named as a Respondent in an arbitration commenced in London by Robocom UK Ltd. under the UNCITRAL arbitration rules. Robocom UK Ltd. ("UK") alleges that it was terminated without cause by the Company as a non-exclusive distributor in the United Kingdom and Ireland, and it is purportedly seeking damages of (pound)200,000. The Company believes the claim of UK is without merit and intends to defend the claim vigorously. In particular, the Company has denied all claims and has asserted counterclaims alleging that UK was properly terminated and that the Company suffered more than $US 30,000 in actual damages and in excess of $US 100,000 in lost opportunities. The Company is now in the process of selecting arbitrators.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

                                     Part II

Item 5. Market for Common Equity and Related Shareholder Matters.

      The Company's Common Stock trades on The Over-the-Counter Bulletin Board under the symbol RIMS. The following table represents the high and low price information for the Company's Common Stock for each quarterly period in fiscal 2004 and 2005.

                                                    Fiscal 2004     Fiscal 2005
                                                    High    Low     High    Low
                                                   -----   -----   -----   -----
            Quarter ended August 31                $1.02   $0.09   $0.82   $0.50
            Quarter ended November 30               1.17    0.60    0.92    0.57
            Quarter ended February 28               0.93    0.50    0.99    0.65
            Quarter ended May 31                    0.85    0.40    0.93    0.63

      Quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

      On August 25, 2005, the closing price of the Company's Common Stock as reported on the Over-the-Counter Bulletin Board was $0.58.

      As of August 26, 2005, there were 4,540,984 shares of the Company's Common Stock outstanding held by approximately 34 shareholders of record. Of the 4,540,984 shares, 1,953,684 shares of Common Stock were held in street name.

      The Company does not currently pay dividends on its Common Stock. It has been is management's practice not to declare or pay dividends on the Common Stock, but to retain earnings, if any, for the operation and expansion of the Company's business. If the proposed asset sale is consummated pursuant to the terms of the Asset Purchase Agreement, the Board of Directors of the Company may distribute all or a portion of the proceeds of such sale to the Company's shareholders in connection with the liquidation and dissolution of the Company or the payment of a cash dividend equal to a portion of the proceeds of the asset sale and a transaction in which the Company merges its "public shell" corporation with a privately-held operating business whereby the Company's shareholders would retain some ownership interest in the surviving public corporation.

Item 6. Management's Discussion and Analysis or Plan of Operation.

      On August 17, 2005, the Company entered into an Asset Purchase Agreement pursuant to which the Company agreed to sell substantially all of its assets to Avantce. See Item 1. Business - Recent Development - Proposed Sale of Business. Immediately following the consummation of the asset sale pursuant to the Asset Purchase Agreement, the Company will have no operating business or source of revenue. The Company's Board of Directors has not yet made any determination about the future business plans once the asset sale is consummated. The
Company's Board of Directors is evaluating two possible directions: (i) liquidation and dissolution, or (ii) a partial distribution of cash and a possible transaction in which the Company sells or merges its "public shell" corporation to or with a private operating business whereby the Company's shareholders would retain some ownership interest in the surviving public corporation. However, the Board of Directors may not choose any of the foregoing options and may, instead, pursue one or more options not yet considered.

      If the transactions contemplated by the Asset Purchase Agreement are not consummated for any reason, the Company will review all options for continuing operations, and will potentially seek to sell its business to another third party. All forward-looking statements in the following discussion relating to the business of the Company assume the continuation of the Company's existing business in the ordinary course which, given the agreements of the parties to the Asset Purchase Agreement, the Company believes is not likely to occur.

      Certain statements in this Report also constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; industry trends; changes in demand for the Company's product; uncertainties relating to client plans and commitments and the timing of orders received from clients; announcements or changes in pricing policies by the Company or its competitors; unanticipated delays in the development, market acceptance or installation of the Company's products; availability of management and other key personnel; availability, terms and deployment of capital;
relationships with third-party equipment suppliers; governmental export and import policies; global trade policies; and worldwide political stability and economic growth. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Overview

      The Company's principal activities include marketing and support of comprehensive warehouse management software systems. The Company licenses its standard RIMS warehouse management systems; it provides related services (including customization and modification, project management, training and implementation) and maintenance support; and it sells related third-party hardware products. If the Company fails to consummate the transfer contemplated by the Asset Purchase Agreement (the "Asset Sales"), the Company's future operating results will be significantly dependent upon continued market acceptance of RIMS and enhancements thereto. In addition, since a substantial portion of the Company's revenues in any fiscal period are derived from relatively few sales of RIMS, both the number of new sales of RIMS and the timing of orders for, and installations of, new systems in any fiscal period, has caused and, if the Company fails to consummate the Asset Sale, is expected to continue to cause, significant fluctuations in revenue from period to period.

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

      The Company's total revenues are dependent upon a relatively small number of large sales. The Company's has large contracts with two customers that contributed significantly to revenues. Revenues from the Company's five largest clients in each of fiscal 2003, 2004 and 2005 accounted for approximately 65%, 59% and 64% of total revenues, respectively.

      Costs of revenues represents the cost of software modification, system implementation and other services, hardware and maintenance support. Costs of services and costs of maintenance consist primarily of labor costs for client support, including personnel costs, and costs relating to subcontracted services and overhead. Typically, costs of maintenance associated with the Company's standard maintenance contract decrease over the life of the maintenance contract. The number of programmers and service and support personnel employed by the Company was 18 at May 31, 2003, 2004 and 2005. Programmers also function as engineers in the development of software, as described below. Cost of hardware consists primarily of the cost of hardware sold by the Company on behalf of other manufacturers.

      Amortization of software development costs consists of the amortization of costs of engineering personnel and related development expenses, such as the development of software tools and documentation, capitalized starting at the point technological feasibility is demonstrated. The Company believes that a significant level of investment in software development is essential to achieve and maintain a market leadership position. The Company capitalized $648,612, $821,041 and $805,602 in fiscal 2003, 2004 and 2005, respectively, for software development costs. Research and development costs for these periods were not significant. The Company employed eight software development employees at May 31, 2003 and nine software development employees at May 31, 2004 and 2005, some of which also functioned as programmers for the installation or modification of the Company's software. Amortization of software development costs has decreased primarily due to the final amortization of capitalized software development costs for early versions of RIMS. RIMS has been technologically feasible since 1992 and saleable since the beginning of fiscal 1995. The Company's product development efforts have been directed at enhancing and improving RIMS. Version 4.0, based on Internet technology, enables authorized users to monitor and manage their warehouses and enables supply chain partners to access order and shipment status in real time, for the cost of an Internet connection. Version
4.2 provides additional Internet- and intranet-based capabilities. Features in RIMS Version 4.3 include multiwarehouse functionality, a yard management system for inbound and outbound trucks and a link to a transportation management system
(TMS). RIMS Version 5.0 primarily focuses on a modernized browser user interface and enhanced features such as Third Party Billing (Activity Based Costing), kitting and kit assembly, automatic carton size assignments to pickers, support for Global Trade Item Number (GTIN), Radio Frequency Identification (RFID) tag generation, and improved real-time screen configuration utilities. Additionally, improved security features are incorporated into RIMS 5.0, as demanded by the marketplace. Additional functionality to utilize RFID tags on product is being investigated and discussed with several existing customers.

      The Company anticipates that the dollar amount of the costs capitalized will not increase significantly during fiscal 2006. As a percentage of total revenue, the Company anticipates that, so long as it retains its current line of business, amortization of software development expenses will remain consistent with current levels.

      Selling, general and administrative expenses consist primarily of salaries for sales, marketing, administrative, executive and financial personnel, commissions paid to sales personnel, and travel and promotional expenses. The sales and marketing, general and administrative staff consisted of eight employees at May 31, 2003 and nine employees at May 31, 2004 and 2005. The Company anticipates that, so long as it retains its current line of business, such expenses will decrease as a percentage of total revenues as revenues increase.

Results of Operations:

      The following table sets forth, for the periods indicated, certain statement of operations data:

                                 (In thousands)

                                                         Year ended May 31,
                                                    ----------------------------
                                                      2003       2004      2005
                                                    -------    -------    ------
Revenue:
   Software license fees ........................   $   230    $   546    $  322
   Services .....................................     1,299      1,203     1,571
   Hardware .....................................       730         90       130
   Maintenance ..................................     1,470      1,516     1,545
                                                    -------    -------    ------
   Total revenues ...............................     3,729      3,355     3,568
                                                    -------    -------    ------

Cost of revenue:
  Cost of license fees ..........................         1        111        72
  Cost of services ..............................       624        673       647
  Cost of hardware ..............................       503         78       120
  Cost of maintenance ...........................       626        643       679
                                                    -------    -------    ------
  Total cost of revenues ........................     1,754      1,505     1,518
                                                    -------    -------    ------

Amortization of software
  development costs .............................       774        767       758
                                                    -------    -------    ------
Gross margin ....................................     1,201      1,083     1,292
Selling, general and administrative expenses ....       683        644       799
                                                    -------    -------    ------
Income from operations ..........................       518        439       493
Interest income (expense), net ..................       (32)       (17)        6
                                                    -------    -------    ------
Income before income taxes ......................       486        422       499
Income tax benefit ..............................        --         --         4
                                                    -------    -------    ------
Net income ......................................   $   486    $   422    $  503
                                                    =======    =======    ======

Comparison of Fiscal Years Ended May 31, 2004 and May 31, 2005

      Revenue. Total revenue increased from $3,354,619 in the year ended May 31, 2004 to $3,568,235 for the year ended May 31, 2005. Software license fees decreased by approximately 41% in fiscal 2005 as compared to fiscal 2004, primarily because the Company sold one large RIMS license and several smaller third-party licenses during the 2004 period, as compared to the sale of RIMS licenses with fewer user counts and several larger third-party licenses sold during the 2005 period. The Company's software license fee revenues are generally derived from a relatively small number of license sales. As a result, software revenues fluctuate based on the size and timing of new license agreements. Sales cycles for the product are typically long, as potential customers are required to make a significant capital investment in information technology. In addition, customers often delay purchase decisions based on then current economic uncertainties. Services revenues increased by approximately 31% in fiscal 2005 as compared to fiscal 2004. This increase was primarily due to higher revenues related to increased modification and installation services for two new customers. Hardware revenues increased by approximately 45% in fiscal 2005 as compared to fiscal 2004, primarily due to an increase in the sale of hardware in connection with the implementation of RIMS at new sites and an increase in the sale of replacement hardware to existing customers. The Company considers the sale of hardware to be non-strategic. These sales primarily depend upon specific customer requirements and may vary from period to period. In addition, customers have the ability to purchase hardware from a variety of vendors at competitive prices. Maintenance revenues increased by approximately 2% for the 2005 period as compared to the 2004 period, primarily due to additional maintenance revenues for domestic and international RIMS sites, offset, in part, by the election of certain older customers to discontinue maintenance services. Increases in maintenance revenues are dependent upon overall license revenue growth and maintenance contract renewal rates.

      Cost of Revenues. Total cost of revenues increased from $1,505,509 in fiscal 2004 to $1,518,559 in fiscal 2005. As a percentage of revenue, total cost of revenues decreased from approximately 45% in fiscal 2004 as compared to approximately 43% in fiscal 2005. The cost of licensing consists primarily of license fees for third-party software sold in connection with RIMS. As a percentage of license fee revenues, cost of license fees increased to approximately 22% in fiscal 2005, as compared to approximately 20% in fiscal 2004. This increase was primarily due to the sale of additional third-party licenses during the 2005 period. The cost of service consists primarily of salaries of employees who perform modification and implementation services. As a percentage of service revenues, the cost of services decreased to approximately 41% in fiscal 2005, as compared to approximately 56% in the 2004 period. This decrease was due to higher average billing rates for modification and installation services performed during the 2005 period for new RIMS sites. The cost of hardware consists primarily of costs of computers, scanners, radio frequency equipment and printers that are purchased for resale to our customers and used in connection with RIMS. As a percentage of hardware revenues, the cost of hardware increased to approximately 92% in fiscal 2005, as compared to approximately 87% in the 2004 period. This increase was primarily due to the type of hardware sold. The Company does not carry an inventory of hardware items sold, only offers hardware as an option to its customers who desire a turnkey solution. The cost of maintenance consists primarily of salaries of employees who perform customer support and third-party maintenance for the support of licenses and hardware. As a percentage of maintenance revenues, the cost of maintenance was higher in the 2005 period due to the increased number of new users of RIMS. As new users gain experience using the RIMS product, the cost of maintenance typically decreases.

      Amortization of Software Development Costs. Amortization of software development costs decreased from $766,733 in fiscal 2004 to $758,159 in fiscal 2005. This decrease was due to the final amortization of capitalized software development costs for an older version of RIMS. As a percentage of revenue, the amortization of software development costs was approximately 23% in fiscal 2004 and approximately 21% in fiscal 2005.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of salaries for sales, administrative, executive and financial personnel, commissions, travel and promotional expenses, professional fees and insurance, as well as other administrative expenses. Selling, general and administrative expenses increased by approximately 24%, from $643,787 in fiscal 2004 to $798,907 in fiscal 2005. As a percentage of revenue, selling, general and administrative expenses increased from approximately 19% in fiscal 2004 to approximately 22% for the 2005 period. This increase was primarily due to increased costs related to salaries expense, accounting and legal fees, and expenses associated with the Company's our international sales office. In addition, during the 2004 period the Company realized a non-recurring vendor credit of $25,000 and a reversal of accrued labor expenses in the amount of $32,500.

      Interest Income (Expense), Net. Interest income increased to $7,206, as compared to $1,137 for the period ended fiscal 2004. This increase was primarily due to an increase in cash on hand, in addition to an increase in the interest rate applicable to cash investments during the 2005 period. Interest expense decreased to $1,084, as compared to $17,913 for the period ended fiscal 2004. This decrease was primarily due to the reduction in the loan payable to Baseboard Investments, LLC.

      Income Taxes. No provision for income taxes was reflected in the 2003 or 2004 periods, as the Company had sufficient net operating losses to offset current earnings. During the 2005 period, a benefit for taxes was recorded based on a reduction in the valuation allowance. This valuation allowance was provided because of uncertainty, based on the Company's our historical results, with respect to realization of the Company's deferred tax assets.

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

      Interest Income (Expense), Net. Interest income decreased by $2,282 to $1,137 as compared to $3,419 in fiscal 2003. The decrease is primarily due to the decline in interest rates during the 2004 period. Interest expense decreased by $17,187 to $17,913 as compared to $35,100 in fiscal 2003. This decrease was primarily due to the reduction in the loan payable to Baseboard Investments, LLC.

      Income Taxes. No provision for income taxes was reflected in the 2004 or 2003 periods, as the Company has sufficient net operating losses to offset current earnings. No deferred tax expense has been recorded in the 2004 period or the 2003 period as the Company continues to record a valuation allowance to reserve for its net deferred tax assets. The valuation allowance was provided for because of uncertainty, based on the Company's historical results, with respect to realization of deferred tax assets.

Fluctuations in Operating Results

      The Company's quarterly revenues and operating results have varied significantly in the past and, if the Company retains its current line of business, are likely to vary substantially from quarter to quarter in the future, depending upon a number of factors, such as the length of the Company's sales cycle, the unanticipated cancellation of significant agreements, the timing of new version releases by the Company and its competitors, budgeting cycles of the Company's clients, demand for the Company's software, software life cycles, acceptance of new software introduced by the Company and its competitors, the size and timing of client orders, changes in the proportion of revenues attributable to software license fees versus services, changes in the level of operating expenses and general economic conditions. In addition, a significant portion of the Company's revenues has been derived from relatively few sales of licenses for RIMS, and, consequently, the timing of such sales has caused material fluctuations in the Company's operating results. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

Liquidity and Capital Resources

      During fiscal 2005, the Company funded its operations through cash flows from operations. The Company did not require any draw down of its existing lines of credit during fiscal 2005.

      Net cash provided by operating activities was $1,203,781, $1,212,187 and $996,091 in fiscal 2003, 2004 and 2005, respectively. Cash flow from operations decreased during the 2005 period primarily due to a decrease in accounts receivable, accrued expenses and deferred revenues, in addition to an increase in unbilled receivables.

      Net accounts receivable were $505,804 as of May 31, 2005. This compares to $511,989 at May 31, 2004. The decrease in accounts receivable primarily relates to services for implementations and several large annual maintenance contracts that were billed in the latter part of fiscal 2004 and paid during the first half of fiscal 2005. The Company believes there are no substantial risks with respect to receivables known or anticipated at this time.

      The Company expended $19,996, $11,731 and $8,333 for the purchase of equipment in fiscal 2003, 2004 and 2005, respectively. The Company capitalized $648,612, $821,041 and $805,602 in fiscal 2003, 2004 and 2005, respectively, for software development costs. If the Company retains its current line of business, any costs associated with the development of new products or enhancements to the existing RIMS product will be financed through working capital.

      As of May 31, 2005, the Company had $662,735 in cash and cash equivalents and working capital of $708,814.

      On September 27, 2004, the Company received a line of credit from North Fork Bank that provided for borrowings of up to $500,000 and expired on August 1, 2005. The line was secured by a lien on all of the assets of the Company, and the three principal shareholders and directors of the Company guaranteed the obligation under this line of credit, jointly and severally.

      On September 24, 2004, the Company amended its existing line of credit with Baseboard Investments, LLC ("Baseboard"), a limited liability company, the members of which consist of three of the Company's directors. As amended, the line provides for borrowings of up to $500,000 and expires on September 19, 2005. Borrowings bear interest at the prime rate, as published by the New York office of Citibank, N.A, plus two percent (8.50% at August 26, 2005. As of August 26, 2005, no borrowings were outstanding under this line of credit.

      The Company's capital requirements depend on many factors, including the level and timing of revenues and new product development. The Company expects that, if it retains its current line of business, capital expenditures will remain at current levels in the next 12 months.

      The Company believes that, if it retains its current line of business, its existing cash and cash equivalents, anticipated revenues from existing maintenance contracts, and anticipated revenues from existing contracts for implementation of RIMS at new sites, including license fees, hardware and services, will be sufficient to fund its operations at the current levels over the next twelve months.

Inflation and Seasonality

      The Company does not believe its operations have been materially affected by inflation or seasonality.

Item 7. Financial Statements

                          INDEX TO FINANCIAL STATEMENTS

                                                                                            Form 10-KSB
                                                                                           Page Numbers
Reports of Independent Registered Public Accounting Firm .............................          20

Balance Sheets as of May 31, 2004 and 2005 ...........................................          21

Statements of Operations for the years ended May 31, 2003, 2004 and 2005 .............          22

Statements of Shareholders' Equity for the years ended May 31, 2003, 2004 and 2005 ...          23

Statements of Cash Flows for the years ended May 31, 2003, 2004 and 2005 .............          24

Notes to Financial Statements ........................................................          25

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
  Robocom Systems International Inc.

We have audited the accompanying balance sheets of Robocom Systems International Inc. as at May 31, 2005, and 2004, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended May 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robocom Systems International Inc. as of May 31, 2005 and 2004, and the results of its operations, and its cash flows for each of the three years in the period ended May 31, 2005 in conformity with accounting principles generally accepted in the United States.


                                        /s/ Eisner & Lubin LLP
                                        ----------------------

New York, New York
  July 19, 2005, except as to Notes 5 and 8, which are as of August 16, 2005.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                                              2004             2005
                                                                          ------------     ------------
Assets
Current assets:
     Cash and cash equivalents .......................................    $    533,172     $    662,735
     Accounts receivable, less allowance for doubtful accounts of
        $6,536 in 2004 and $5,800 in 2005 ............................         511,989          505,804
     Unbilled revenue ................................................          51,754          155,624
     Deferred taxes ..................................................          40,076           39,800
     Other current assets ............................................         149,455          119,910
                                                                          ------------     ------------
Total current assets .................................................       1,286,446        1,483,873

Property and equipment, less depreciation of $17,169 in 2004 and
     $30,832 in 2005 .................................................          24,582           19,253
Capitalized software, net ............................................       1,576,233        1,623,675
                                                                          ------------     ------------
Total assets .........................................................    $  2,887,261     $  3,126,801
                                                                          ============     ============

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable ................................................    $     70,807     $    111,032
     Accrued expenses ................................................         236,772          162,917
     Deferred revenue ................................................         673,802          501,110
                                                                          ------------     ------------
Total current liabilities ............................................         981,381          775,059
                                                                          ------------     ------------

Loans payable to shareholders ........................................          56,644               --
Deferred tax liabilities .............................................          40,076           35,670
                                                                          ------------     ------------
Total liabilities ....................................................       1,078,101          810,729
                                                                          ------------     ------------

Shareholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares authorized;
        None issued ..................................................              --               --
     Common stock, $.01 par value; 10,000,000 shares authorized;
       4,495,984 and 4,540,984 issued and outstanding at May 31,
       2004 and 2005, respectively ...................................          44,960           45,410
     Warrants: 100,000 outstanding at May 31, 2004 and 2005 ..........         166,728          166,728
     Additional paid-in capital ......................................      11,832,246       11,835,846
     Accumulated deficit .............................................     (10,234,774)      (9,731,912)
                                                                          ------------     ------------
Total shareholders' equity ...........................................       1,809,160        2,316,072
                                                                          ------------     ------------
Total liabilities and shareholders' equity ...........................    $  2,887,261     $  3,126,801
                                                                          ============     ============

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS

                                                                 Year ended May 31,
                                                    ------------------------------------------
                                                        2003            2004           2005
                                                    -----------     -----------     ----------
Revenues:
   Software license fees .......................    $   230,127     $   546,141     $  322,498
   Services ....................................      1,299,036       1,203,316      1,570,788
   Hardware ....................................        730,297          89,524        129,985
   Maintenance .................................      1,469,334       1,515,638      1,544,964
                                                    -----------     -----------     ----------
   Total revenues ..............................      3,728,794       3,354,619      3,568,235
                                                    -----------     -----------     ----------

Cost of revenues:
   Cost of license fees ........................          1,071         111,414         72,470
   Cost of services ............................        623,948         672,976        647,396
   Cost of hardware ............................        503,141          77,973        119,946
   Cost of maintenance .........................        626,452         643,146        678,747
                                                    -----------     -----------     ----------
   Total cost of revenues ......................      1,754,612       1,505,509      1,518,559
Amortization of software development costs .....        774,006         766,733        758,159
                                                    -----------     -----------     ----------
                                                      2,528,618       2,272,242      2,276,718
                                                    -----------     -----------     ----------
Gross margin ...................................      1,200,176       1,082,377      1,291,517

Selling, general and administrative expenses ...        682,905         643,787        798,907
                                                    -----------     -----------     ----------
Income from operations .........................        517,271         438,590        492,610
Interest income (expense), net .................        (31,681)        (16,776)         6,122
                                                    -----------     -----------     ----------
Income before income taxes .....................        485,590         421,814        498,732
Income tax benefit .............................             --              --          4,130
                                                    -----------     -----------     ----------
Net income .....................................    $   485,590     $   421,814     $  502,862
                                                    ===========     ===========     ==========
Net income per basic share .....................    $       .11     $       .09     $      .11
                                                    ===========     ===========     ==========
Net income per diluted share ...................    $       .11     $       .09     $      .11
                                                    ===========     ===========     ==========

Weighted average shares outstanding:
   Basic .......................................      4,495,984       4,495,984      4,525,080
                                                    ===========     ===========     ==========
   Diluted .....................................      4,495,984       4,577,011      4,673,412
                                                    ===========     ===========     ==========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                       Common Stock
                                --------------------------

                                                                                 Additional                            Total
                                                Par Value                          Paid-In        Accumulated      Shareholders'
                                  Shares          $.01           Warrants          Capital          Deficit           Equity
                                ------------------------------------------------------------------------------------------------
Balance, May 31, 2002 ..        4,495,984     $     44,960               --     $ 11,832,246     $(11,142,178)     $    735,028

Net income .............               --               --               --               --          485,590           485,590

Common stock warrants ..               --               --     $    166,728               --               --           166,728
                                ------------------------------------------------------------------------------------------------

Balance, May 31, 2003 ..        4,495,984           44,960          166,728       11,832,246      (10,656,588)        1,387,346

Net income .............               --               --               --               --          421,814           421,814
                                ------------------------------------------------------------------------------------------------

Balance, May 31, 2004 ..        4,495,984           44,960     $    166,728       11,832,246      (10,234,774)        1,809,160

Net income .............               --               --               --               --          502,862           502,862

Common stock ...........           45,000              450               --            3,600               --             4,050
                                ------------------------------------------------------------------------------------------------

Balance, May 31, 2005 ..        4,540,984     $     45,410     $    166,728     $ 11,835,846     $ (9,731,912)     $  2,316,072
                                ================================================================================================

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS

                                                                          Year ended May 31,
                                                            ---------------------------------------------
                                                                2003             2004             2005
                                                            -----------      -----------      -----------
Operating activities
Net income ............................................     $   485,590      $   421,814      $   502,862
Adjustments to reconcile net income to net
   cash provided by operating activities:
       Depreciation of property and equipment .........          44,202           27,631           13,662
       Amortization of software development costs .....         774,006          766,733          758,160
       Provision for bad debts ........................          11,021            6,536            5,800
       Deferred income taxes ..........................              --               --           (4,130)
       Changes in operating assets and liabilities:
         Accounts receivable ..........................          (8,847)         (72,643)             385
         Unbilled revenue .............................          46,196           65,458         (103,870)
         Other current assets .........................         (14,005)         (10,352)          29,545
         Accounts payable .............................         (25,610)         (22,876)          40,225
         Accrued expenses .............................          (7,569)          (3,257)         (73,855)
         Deferred revenue .............................        (101,203)          33,143         (172,692)
                                                            -----------      -----------      -----------
Net cash provided by operating activities .............       1,203,781        1,212,187          996,092
                                                            -----------      -----------      -----------

Investing activities
Software development costs ............................        (648,612)        (821,041)        (805,602)
Capital expenditures ..................................         (19,996)         (11,731)          (8,333)
                                                            -----------      -----------      -----------
Net cash used in investing activities .................        (668,608)        (832,772)        (813,935)
                                                            -----------      -----------      -----------

Financing activities
Loan payable to shareholders ..........................         (19,058)         (15,186)         (56,644)
Loan payable to Baseboard Investments LLC .............        (300,000)        (266,542)              --
Proceeds from stock option exercise ...................              --               --            4,050
                                                            -----------      -----------      -----------
Net cash used in financing activities .................        (319,058)        (281,728)         (52,594)
                                                            -----------      -----------      -----------

Increase in cash and cash equivalents .................         216,115           97,687          129,563
Cash and cash equivalents at beginning of year ........         219,370          435,485          533,172
                                                            -----------      -----------      ------------
Cash and cash equivalents at end of year ..............     $   435,485      $   533,172      $   662,735
                                                            ===========      ===========      ============
Supplemental disclosures of cash flow information:
  Cash paid for interest ..............................     $     1,396      $     1,666      $    41,315
                                                            ===========      ===========      ============

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

                       Robocom Systems International Inc.
                  Notes to the Financial Statements (continued)

      Software Development Costs

      Software development costs have been capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The capitalization of these costs begins when a product's technological feasibility has been established, and ends when the product is available for general release to clients. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. The Company capitalizes software development costs associated with each subsequent enhancement of its product upon the achievement of technological feasibility. Software development costs, including enhancements, are amortized to cost of revenue, using the straight-line method over three years or the expected life of the product, whichever is less. Research and development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Such amounts for the periods presented are not significant.

      Cash and Cash Equivalents

      The Company considers all highly liquid investments, with a maturity of three months or less at the time of purchase, to be cash equivalents.

      Accounts Receivable

      Trade accounts receivable are stated at the amounts management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Changes in the valuation allowance have not been material to the financial statements.

      Property and Equipment

      Property and equipment consists of computers and other office equipment. The Company depreciates the cost of computers and other office equipment using the straight-line method over the estimated useful lives (three years).

      Basic and Diluted Net Income Per Share

      Basic and diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the periods presented.

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

      Advertising Costs

      Advertising costs are expensed as incurred. For the years ended May 31, 2003, 2004 and 2005, these costs amounted to approximately $25,000, $43,000 and $34,000, respectively.

      Segment Information

      The Company operates in one business segment, as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

      The Company's revenues by geographic markets are summarized below:

                                    2003          2004          2005
                                 ----------    ----------    ----------

         Domestic ...........    $3,496,349    $3,060,086    $3,235,163
         Europe .............       162,595       174,137       192,682
         Pacific ............        60,102       103,938        61,300
         Other ..............         9,748        16,458        79,090
                                 ----------    ----------    ----------
                                 $3,728,794    $3,354,619    $3,568,235
                                 ==========    ==========    ==========

      Concentration of Credit Risk

      The Company's client base is comprised of large clients in diversified industries. Ongoing credit evaluations of its clients' financial condition are made and generally no collateral is required. For the fiscal year ended May 31, 2003, the Company had three clients that accounted for approximately 24%, 13% and 12% of total revenues. For the fiscal year ended May 31, 2004, the Company had two clients that accounted for approximately 22% and 21% of total revenues. For the fiscal year ended May 31, 2005, the Company had two clients that accounted for approximately 33% and 12% of total revenues. Revenues from the Company's five largest clients in each of fiscal 2003, 2004 and 2005 accounted for approximately 65%, 59% and 64% of total revenues, respectively. Management does not believe significant credit risk existed at May 31, 2005.

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

      The following summarizes stock option activity during fiscal 2003, 2004 and 2005:

                                                                Weighted-
                                                     Shares       Average
                                                      under      Exercise
                                                     Option       Price
                                                    --------    ---------
         Balance, May 31, 2002                       283,700      $4.29
         Granted                                      45,000      $0.09
         Cancelled                                  (154,700)     $6.91
                                                    --------
         Balance, May 31, 2003                       174,000      $0.87
         Granted                                     350,000      $0.65
         Cancelled                                    (5,000)     $2.00
                                                    --------
         Balance, May 31, 2004                       519,000      $0.71
         Granted                                     230,000      $0.58
         Cancelled                                   (34,000)     $2.63
         Exercised                                   (45,000)     $0.09
                                                    --------
         Balance, May 31, 2005                       670,000      $0.61
                                                    ========

      The options exercisable at May 31, 2003, 2004 and 2005 were 174,000, 399,000 and 590,000, respectively. The weighted average exercise price of options exercisable at May 31, 2003, 2004 and 2005 was $0.87, $0.73 and $0.61,
respectively.

      The weighted-average fair value of options granted during the years ended May 31, 2003, 2004 and 2005 was $0.09, $0.65 and $0.58 per share, respectively.

                       Robocom Systems International Inc.
                  Notes to the Financial Statements (continued)

      The following table summarizes information about this plan at May 31, 2005:

                      Options                                Options
                    Outstanding           Weighted          Exercisable
                    -----------           Average           -----------
     Exercise                            Remaining
      Prices           Shares         Contractual Life        Shares
      ------           ------         ----------------        ------
      $0.500           75,000             0.6 years            75,000
      $0.570          200,000             4.4 years           200,000
      $0.650          380,000             3.6 years           300,000
      $0.750           15,000             0.5 years            15,000
                      -------                                 -------
                      670,000                                 590,000
                      =======                                 =======

      Pro forma information regarding net income and net income per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock option grants under the fair value method required by SFAS No. 123. The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                          For the year ended May 31,
                                         2003        2004        2005
                                       -------     -------     -------
         Expected life ............    5 years     5 years     5 years
         Interest rate ............       1.18%       0.94%       1.63%
         Volatility ...............       1.80        1.80        1.80
         Dividend yield ...........          0%          0%          0%

      If the Company had recognized compensation cost for stock-based employee compensation in accordance with SFAS No. 123, the Company's net income for the years ended May 31, 2003, 2004 and 2005 would have decreased as follows:

                                                                     For the year ended May 31,
                                                                    2003        2004        2005
                                                                  --------    --------    --------
         Pro forma net income:
             As reported .....................................    $485,590    $421,814    $502,862
             Pro forma in accordance with SFAS No. 123 .......    $433,348    $260,978    $344,657
         Pro forma basic and diluted net income per share:
             As reported .....................................    $    .11    $    .09    $    .11
             Pro forma in accordance with SFAS No. 123 .......    $    .10    $    .06    $    .08

      The compensation expense and pro forma net income may not be indicative of amounts to be included in future periods.

      The remaining number of shares reserved for options at May 31, 2005 was 435,000.

                       Robocom Systems International Inc.
                  Notes to the Financial Statements (continued)

3. Detail of Certain Balance Sheet Accounts

      Software Development Costs, net

      Software development costs, net, consisted of the following:

                                                  For the year ended May 31,
                                                     2004            2005
                                                 -----------     -----------

            Software development costs ......    $ 3,013,172     $ 3,818,773
            Less accumulated amortization ...     (1,436,939)     (2,195,098)
                                                 -----------     -----------
                                                 $ 1,576,233     $ 1,623,675
                                                 ===========     ===========

      Accrued Expenses

      Accrued expenses consisted of the following:

                                                  For the year ended May 31,
                                                     2004            2005
                                                 -----------     -----------

            Payroll and related taxes .......    $    93,656     $    93,701
            Accrued hardware costs ..........          3,196          32,019
            Accrued interest ................         45,197              --
            Professional fees and other .....         94,723          37,197
                                                 -----------     -----------
                                                 $   236,772     $   162,917
                                                 ===========     ===========

4. Employee Benefit Plan

      The Company has a 401(k) defined contribution plan. This plan covers all employees subject to certain service requirements. Under the terms of the 401(k) plan, the Company will match 50% of an employee's contribution up to 6% of the participating employee's compensation. Plan expenses for each of the years ended May 31, 2003, 2004 and 2005 amounted to $32,000, $43,000 and $46,000, respectively.

                       Robocom Systems International Inc.
                  Notes to the Financial Statements (continued)

5. Income Taxes

      Deferred tax assets and liabilities are determined based on the difference between the financial accounting and the tax bases of assets and liabilities. Significant components of the Company's deferred tax assets and liabilities as of May 31, 2004 and 2005 were as follows:

                                                      For the year ended May 31,
                                                          2004          2005
                                                       ----------    ----------
            Deferred tax assets:
               Accrued expenses ...................    $   37,462    $   37,480
               Allowance for doubtful accounts ....         2,614         2,320
               Net operating loss carryforwards ...     3,030,026     2,854,148
                                                       ----------    ----------
            Total deferred tax assets .............     3,070,102     2,893,948
            Valuation allowance ...................     2,439,609     2,240,348
                                                       ----------    ----------
            Net deferred tax assets ...............       630,493       653,600
            Deferred tax liabilities:
                Software development costs ........       630,493       649,470
                                                       ----------    ----------
            Net deferred tax assets ...............    $       --    $    4,130
                                                       ==========    ==========

      The valuation allowance at May 31, 2003, 2004 and 2005 was provided because of uncertainty, based on the Company's historical results, with respect to realization of deferred tax assets. The valuation allowance decreased during the years ended May 31, 2003, 2004 and 2005 by $251,082, $169,996 and $199,261,
respectively. At May 31, 2005, the valuation allowance has been calculated under the assumption that the potential asset sale referred to in Note 8 will occur.

      The components of the tax benefit for the three years ended May 31, 2003, 2004 and 2005 are as follows:

                                                                   For the year ended May 31,
                                                                 2003          2004          2005
                                                              ---------     ---------     ---------
            Currently Payable:
                Before benefit of operating loss
                   carryforward ..........................    $ 254,106     $ 152,584     $ 182,051
                Benefit of operating loss carryforward ...     (254,106)     (152,584)     (182,051)
            Deferred:
                Federal ..................................           --            --        (3,510)
                State ....................................           --            --          (620)
                                                              ---------     ---------     ---------
            Total ........................................    $      --     $      --     $  (4,130)
                                                              =========     =========     =========

                       Robocom Systems International Inc.
                  Notes to the Financial Statements (continued)

      Income taxes for the fiscal years ended May 31, 2003, 2004 and 2005 differs from the statutory U.S. federal income tax rate due to the following:

                                                                For the year ended May 31,
                                                               2003        2004        2005
                                                              ------      ------      ------
            Federal statutory tax rate ...................      34.0%       34.0%       34.0%
            State income taxes, net of Federal benefit ...       5.9         5.9         5.9
            Utilization of operating loss
            carryforwards ................................     (40.0)      (40.0)      (40.0)
            Other ........................................       0.1         0.1        (0.7)
                                                              ------------------------------
                                                                 0.0%        0.0%       (0.8)%
                                                              ==============================

      At May 31, 2005, the Company had net operating loss carryforwards of approximately $7.1 million for income tax purposes, which may be able to reduce taxable income in future years. The utilization of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Net operating loss carryforwards will expire through May 31, 2022.

6. Related Party Transactions

      The Company leases its principal facilities from Robocom Properties, Inc. ("Properties"). The shareholders of Properties are also shareholders of the Company. In connection therewith, the Company incurred expenses of $168,000 in fiscal years ending 2003, 2004 and 2005. During fiscal 2002, $161,872 of unpaid rental expense was converted to long-term debt as of May 30, 2002, bearing interest at 3% per annum and maturing on May 30, 2004. On May 27, 2003, this amount, plus the related accrued interest of $4,856, was exchanged for warrants to purchase 100,000 shares of Common Stock at an exercise price of $.50 per share. These stock purchase warrants can be exercised at any time and will expire on May 31, 2008.

      As of May 30, 2002, the Company converted debt incurred under a prior consulting agreement with the chairman of the board and principal shareholder of the Company to a promissory note, bearing interest at 3% per annum and maturing on May 30, 2004. As of May 30, 2003, this note was extended until June 30, 2005, under the existing terms. As of May 31, 2005, $10,567 remained unpaid under this note and has been included in accounts payable.

      As of May 30, 2002, the Company converted debt incurred under a prior consulting agreement with a director and principal shareholder of the Company to a promissory note, bearing interest at 3% per annum and maturing on May 30, 2004. As of May 30, 2003, this note was extended until June 30, 2005, under the existing terms. As of May 31, 2005, $2,861 remained unpaid under this note and has been included in accounts payable.

      The Company has a line of credit from Baseboard Investments LLC, a limited liability company, the members of which consist of the same three principal shareholders and directors of the Company. This line of credit provided for borrowings of up to $1,250,000. As of September 24, 2004, the Company amended this line of credit. As amended, the line provides for borrowings of up to $500,000 and is set to expire on September 19, 2005. As of May 31, 2005, no borrowings were outstanding under the line of credit.

                       Robocom Systems International Inc.
                  Notes to the Financial Statements (continued)

7. Lease Commitments

      The Company is obligated, under noncancellable operating leases covering its facilities (Note 6), to pay minimum annual rentals of approximately:

               Fiscal year ending:

                  2006 ...........................    $177,000
                  2007 ...........................     171,000
                  2008 ...........................     169,000
                  2009 ...........................     168,000
                  2010 ...........................     168,000
                                                      --------
                                                      $853,000
                                                      ========

      Total rental expense for each of the years ended May 31, 2003 and 2004 was $184,000. Total rental expense for the year ended May 31, 2005 amounted to approximately $177,000.

8. Subsequent Event

      On August 16, 2005, the Company's Board of Directors unanimously approved an agreement to sell substantially all the assets of the Company, subject to certain adjustments, to an unrelated third party for approximately $3,170,000 in cash. The sale is expected to result in a pre-tax gain of $300,000.

      Under the Purchase Agreement, the consummation of the transaction is subject to the satisfaction of certain closing conditions, including without limitation, the affirmative vote in favor of the sale by shareholders holding at least two-thirds (2/3) of the outstanding shares at a special meeting of shareholders. In addition, the obligation of the buyer to close is conditioned upon it having secured financing sufficient to pay the purchase price. Subject to the timely satisfaction of the material closing conditions in the Purchase Agreement, the Company currently anticipates that the sale will be consummated during October 2005.

      The Company has not yet made any determination about future business plans once the asset sale is consummated. However, immediately following the potential sale, the Company will have no operating business or source of revenues. Furthermore, the Company has agreed that, for a period of five (5) years following the sale, it will not engage in any business that develops or markets computer software products that perform functions substantially similar to the RIMS software product being sold.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 8A. Controls and Procedures

      (a) As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and principal accounting officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Chief Executive Officer and principal accounting officer concluded that, as of the end of the period, the disclosure controls and procedures were effective in timely alerting him to material information relating to the Company required to be included in the reports that are filed and submitted pursuant to the Exchange Act.

      (b) During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

      The executive officers and directors of the Company are as follows:

       Name          Age                         Position
       ----          ---                         --------

Irwin Balaban        73     Chairman of the Board, President and Chief Executive
                            Officer

Judy Frenkel         53     Senior Vice President and Chief Operating Officer

Robert B. Friedman   66     Director

Herbert Goldman      74     Director

Lawrence B. Klein    71     Director

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

Compliance with Section 16(a) of the Exchange Act

      Based solely upon a review of Forms 3, 4 and 5 furnished to the Company pursuant to Section 16(a)-3e of the Securities Act of 1934, the Company is not aware of any delinquencies for the period ended May 31, 2005. None of Messrs. Balaban, Friedman, Goldman and Klein or Ms. Frenkel has filed Forms 3 or 5, if required. The Company is not aware of the requirement or exemption of any of such individuals to file a Form 5, but notes the absence of any written representation identified in paragraph (b)(2)(i) of Item 405 of Regulation S-B.

Code of Ethics

      On September 13, 2004, the Board of Directors of the Company adopted a Code of Ethics and Business Conduct applicable to all members of the Board of Directors, the executive officers and employees of the Company and a Code of Ethics that applies to all financial executives and employees of the Company. The Company has posted these policies on its web site at www.robocom.com. The Code of Ethics and Business Conduct and the Code of Ethics for Financial Executives and Employees were filed as Exhibits 14.1 and 14.2, respectively, to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 29, 2004 and are incorporated herein by reference.

Committees of the Board of Directors

      The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee is responsible for recommending independent auditors for selection by the Board of Directors, reviewing with the independent auditors the scope and results of the audit engagement, monitoring the Company's financial policies and internal control procedures, and reviewing and monitoring the provisions of non-audit services performed by the Company's independent auditors. The Compensation Committee is responsible for reviewing and recommending salaries, bonuses and other compensation for the Company's officers. The Compensation Committee is also responsible for the administering the Company's stock option plan and for establishing terms and conditions of all stock options granted under this plan. All of the members of the Audit Committee and the Compensation Committee are non-employee directors. Mr. Friedman has been appointed to sit on the audit committee to serve as the audit committee financial expert. Mr. Friedman is considered independent within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers listing standards, as amended.

Item 10. Executive Compensation.

      The following table sets forth all compensation awarded to, earned by or paid to the chief executive officer ("CEO") of the Company and the Company's four most highly compensated executive officers, whose salary and bonus exceeded $100,000 in compensation for the last fiscal year (collectively, the "Named Executives"):

                           SUMMARY COMPENSATION TABLE

                                                                                        Long-Term
                                          Annual Compensation                      Compensation Awards
                                                                              Securities
                                                            Other Annual      Underlying      All Other
Name and Principal     Fiscal     Salary        Bonuses     Compensation     Options/SARs  Compensation (1)
     Position           Year        ($)           ($)            ($)             (#)             ($)
Irwin Balaban (2)
  President and         2005            0            0            0                  0          60,000
   Chief Executive      2004            0            0            0             60,000               0
   Officer              2003            0            0            0                  0               0

Judy Frenkel            2005      135,000       13,500            0                  0           4,455
  Chief Operating       2004      128,000            0            0             50,000           3,874
   Officer              2003      121,000        5,000            0                  0           3,417

----------

(1) Represents matching contributions made by the Company pursuant to the Company's 401(k) Plan.

(2) Since 1983, Mr. Balaban has been Chairman of the Board and since his retirement in March 1999, has been providing consulting services to the Company under a consulting agreement. In his capacity as a consultant to the Company, Mr. Balaban assumed the offices of President and Chief Executive Officer in July 2001.

Stock Options

      The following table sets forth information with respect to fiscal year-ended May 31, 2005 option values.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                    Number of       % of Total
                    Securities     Options/SARs
                    Underlying      Granted to
                   Options/SARs    Employees in    Exercise or Base Price
    Name           Granted (#)     Fiscal Year             ($/sh)             Expiration Date
Irwin Balaban         50,000          21.74%               $0.57              October 5, 2009
Irwin Balaban         10,000           4.35%               $0.65              December 7, 2009

      The following table sets forth the number and value of options exercised by each of the Named Executive Officers during the fiscal year ended May 31, 2005 and of unexercised options held by each of the Named Executive Officers on May 31, 2005:

                             OPTION YEAR END VALUES

                                                                 Number of Securities
                                                                Underlying Unexercised       Value of Unexercised In-
                      Shares Acquired                           Options/SARs at FY-End      the-Money Options/SARs at
                        on Exercise        Value Realized                (#)                        FY-End ($)
       Name                 (#)                  ($)          Exercisable/Unexercisable     Exercisable/Unexercisable
Irwin Balaban                --                  --               125,000 / 0                    $28,500 / 0
Judy Frenkel                 --                  --                46,667 / 33,333                13,833 / 6,667

Directors' Compensation

      Each non-employee director receives $1,500 for each Board meeting attended and is reimbursed for all out-of-pocket expenses incurred in connection with attendance at meetings of the Board or any committee thereof. Upon election to the Board of Directors, each non-employee director is granted five-year options to purchase 5,000 shares of Common Stock at an exercise price equal to fair market value of the Common Stock at the date of grant. In addition, directors serving on either the Audit Committee or the Compensation Committee are granted additional five-year options to purchase 2,500 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock at the date of grant. These options vest immediately.

      During fiscal 2005, Irwin Balaban, Robert Friedman, Herbert Goldman and Lawrence Klein were each granted five-year options to purchase 50,000 shares of Common Stock at an exercise price of $.57 per share. These options vested immediately.

Employment and Consulting Agreement

      As of May 30, 2002, the Company converted debt incurred under a prior consulting agreement with Mr. Balaban to a promissory note, bearing interest at 3% per annum and maturing on May 30, 2004. As of May 30, 2003, this note was extended until June 30, 2005, under the existing terms. As of May 31, 2005, $10,567 remained unpaid under this note and has been included in accounts payable.

      On July 28, 2003, the Company entered into an agreement with Judy Frenkel, the Chief Operating Officer that pertains to severance compensation payable to Ms. Frankel upon the occurrence of certain employment termination events. This agreement provides Ms. Frenkel with three equal lump sum payments, aggregating fifty percent of her then current rate of annual base salary, upon termination resulting from certain qualifying events, as defined in the agreement. Such qualifying events include but are not limited to, the failure by the surviving corporation to offer employment to Ms. Frenkel following a change of control and the termination of employment of Ms. Frenkel without cause prior to the first anniversary of a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

      The following table sets forth, as of August 26, 2005, the names, addresses and number of shares of Common Stock beneficially owned by (i) all persons known to the management of the Company to be beneficial owners of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each named Executive Officer and (iv) all executive officers and directors of the Company as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned):

                                                                           Number of Shares
                         Name and Address of                                 Beneficially      Percentage of Outstanding
                         Beneficial Owner (1)                                 Owned (2)      Shares Beneficially Owned (2)
                         --------------------                                 ---------      -----------------------------
Irwin Balaban ...................................................            1,111,100(3)                23.81%
Judy Frenkel ....................................................              108,200(4)                 2.34
Robert B. Friedman ..............................................              160,000(5)                 3.44
Herbert Goldman .................................................            1,004,000(6)                21.54
Lawrence B. Klein ...............................................              754,000(7)                16.21
All executive officers and directors as a group (5 persons) .....            3,137,300(8)                61.62

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

      (3) Includes 564,000 shares held by I&T Balaban L.P. and 125,000 shares subject to options that are presently exercisable.

      (4) Includes 36,667 shares subject to options that are presently exercisable.

      (5) Includes 115,000 shares subject to options that are presently exercisable.

      (6) Includes 564,000 shares held by H & N Goldman L.P., 160,000 shares held by the Herbert Goldman Revocable Trust, 160,000 shares held by the Naomi J. Goldman Revocable Trust and 120,000 shares subject to options that are presently exercisable.

      (7) Includes 110,000 shares subject to options that are presently exercisable.

      (8) Includes 550,000 shares subject to options that are presently exercisable.

Securities Authorized for Issuance under Equity Compensation Plans

            The Company's 1997 Stock Option and Long-term Incentive Compensation Plan is the only compensation plan under which shares of Common Stock may be issued. The Company has no equity compensation plans or arrangements that have not been approved by shareholders.

            The following table sets forth information as of May 31, 2005, with respect to the compensation plan under which the Company is authorized to issue shares of its Common Stock:

                      Equity Compensation Plan Information

                                                 Number of
                                              securities to be
                                                issued upon            Weighted average             Number of securities
                                                exercise of           exercise price of        remaining for future issuance
                                                outstanding              outstanding             under equity compensation
                                             options, warrants             options,             plans (excluding securities
                                                 and rights          warrants and rights         reflected in columns (a))
                                                    (a)                      (b)                            (c)
Equity compensation plans approved
   by security holders ...............            670,000                  $  0.61                        435,000
Equity compensation plans not
   approved by security holders ......                 --                       --                             --
                                                  -------                  -------                        -------
Total ................................            670,000                  $  0.61                        435,000
                                                  =======                  =======                        =======

Item 12. Certain Relationships and Related Transactions.

      Pursuant to an indemnification agreement, dated August __, 2005, by and among the Company and Messrs. Irwin Balaban, Chairman of the Board, President and Chief Executive Officer of the Company, Lawrence B. Klein and Herbert Goldman, directors of the Company, the Company agreed to indemnify such persons for any losses they may incur resulting from their agreement to personally indemnify Avantce RSI, LLC for certain losses it may incur in the event of the Company's breach of its representations, warranties and/or covenants set forth in the Asset Purchase Agreement, dated August 17, 2005.

      The Company leases approximately 10,000 square feet of office space, which functions as its corporate headquarters, in Massapequa, New York, pursuant to a lease between the Company and Robocom Properties Inc. ("Properties") that expires on December 31, 2010. The shareholders of Properties are Messrs. Balaban, Goldman, Klein, and two former executive officers of the Company. In connection therewith, the Company incurred expenses of $168,000 in fiscal 2003, 2004 and 2005. In fiscal 2002, $161,872 was converted to long-term debt as of May 30, 2002, bearing interest at 3% per annum and maturing on May 30, 2004. On May 27, 2003, this long-term debt, plus the related accrued interest of $4,856, was exchanged for warrants to purchase 100,000 shares of Common Stock, at an exercise price of $.50 per share. These stock purchase warrants can be exercised at any time and will expire on May 31, 2008.

      Since January 1, 1998, the annual base rental of $168,000 payable under the lease has been adjusted and thereafter will be adjusted each year by the ratio of the prime rate as published in the Wall Street Journal on January 2 of such year to the prime rate as published in the Wall Street Journal on January 2, 1997, which was 8.25%. The prime rate on January 2, 2005 was 5.25%. However, the parties have agreed that rent will not be less than $14,000 per month. The Company believes that these rental terms are at least as favorable to the Company as could be obtained from an unaffiliated third party.

      As of May 30, 2002, the Company converted debt incurred under a prior consulting agreement with Irwin Balaban, Chairman of the Board, President and Chief Executive Officer of the Company, to a promissory note, bearing interest at 3% per annum and maturing on May 30, 2004. As of May 30, 2003, this note was extended until June 30, 2005, under the existing terms. As of May 31, 2005, $10,567 remained unpaid under this note and has been included in accounts payable.

      As of May 30, 2002, the Company converted debt incurred under a prior consulting agreement with Herbert Goldman, a director and principal shareholder of the Company to a promissory note, bearing interest at 3% per annum and maturing on May 30, 2004. As of May 30, 2003, this note was extended until June 30, 2005, under the existing terms. As of May 31, 2005, $2,861 remained unpaid under this note and has been included in accounts payable.

      The Company has a line of credit from Baseboard Investments LLC, a limited liability company, the members of which consist of the same three principal shareholders and directors of the Company. This line of credit provided for borrowings of up to $1,250,000. As of September 24, 2004, the Company amended this line of credit. As amended, the line provides for borrowings of up to $500,000 and expires on September 19, 2005. As of May 31, 2005, no borrowings were outstanding under the line of credit.

Item 13. Exhibits, Lists and Reports on Form 8-K.

      (a)   Exhibits.

            The exhibits required by this item are listed on the Exhibit Index attached hereto and are either filed herewith or incorporated herein by reference.

      (b)   Reports on Form 8-K.

            On April 14, 2005, the Company filed a Current Report on Form 8-K to file its press release disclosing earnings results, as reported in the Quarterly Report on Form 10-QSB for the fiscal quarter ended February 28, 2005.

Item 14. Principal Accountant Fees and Services.

            The Company incurred $40,000 and $48,000 for the fiscal years ended May 31,2004 and 2005, respectively, for audit and review service from Eisner and Lubin LLP. Eisner & Lubin LLP has not performed any other services for the Company not expressly mentioned above.

Board of Directors Pre-Approval

      The Company's Board of Directors pre-approved the engagement of Eisner & Lubin LLP to act as the independent auditor for the year ended May 31, 2005 and through the completion of our annual report on Form 10-KSB for the fiscal year ended May 31, 2006. The Board of Directors also pre-approved the engagement of Eisner & Lubin LLP to provide the audit and audit-related services described above.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Massapequa, New York, on August 26, 2005.

                                        ROBOCOM SYSTEMS INTERNATIONAL INC.


                                        By: /s/ Irwin Balaban
                                            -----------------------------
                                              Irwin Balaban
                                              Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

          Signature                                   Title                                Date

/s/Irwin Balaban                Chairman of the Board and Chief Executive Officer     August 26, 2005
-----------------------------   (Principal Executive Officer, Principal Accounting
Irwin Balaban                   Officer, and Principal Financial Officer)


/s/Lawrence B. Klein            Director                                              August 26, 2005
-----------------------------
Lawrence B. Klein


/s/Herbert Goldman              Director                                              August 26, 2005
-----------------------------
Herbert Goldman


/s/Robert B. Friedman           Director                                              August 26, 2005
-----------------------------
Robert B. Friedman

                                  Exhibit Index

Exhibit
Number                               Description
-------                              -----------

2.1 Asset Purchase Agreement dated August 17, 2005, between the Company and Avantce RSI, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Commission on August 17, 2005 (File No. 0-22735)).

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

10.1        Lease   Agreement,   dated  December  21,  1989,   between   Robocom
            Properties, Inc. and the Company relating to 511 Ocean Avenue, Massapequa, New York (incorporated herein by reference to Exhibit
            10.7 to the Company's Registration Statement on Form SB-2 (Registration No. 333-27587)).

10.2        1997  Stock  Option  and  Long-Term   Incentive   Compensation  Plan
            (incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form SB-2 (Registration No. 333-27587)).

10.3 Amended and Restated Promissory Note dated May 30, 2003 from the Company to Irwin Balaban (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the year ended May 31, 2003 as filed with the Commission on August 18, 2003 (File No. 0-22735)).

10.4 Amended and Restated Promissory Note dated May 30, 2003 from the Company to Herbert Goldman (incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the year ended May 31, 2003 as filed with the Commission on August 18, 2003 (File No. 0-22735)).

10.5 Stock Purchase Warrant Agreement dated May 27, 2003 between the Company and Robocom Properties, Inc. (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-KSB for the year ended May 31, 2003 as filed with the Commission on August 18, 2003 (File No. 0-22735)).

10.6 Severance Agreement dated July 18, 2003 between the Company and Judy Frenkel (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the year ended May 31, 2003 as filed with the Commission on August 18, 2003 (File No. 0-22735)).

10.7 Amended Revolving Line of Credit dated September 24, 2004 from Baseboard Investments, LLC. (incorporated herein by reference to Exhibit 10.7 to the Company's Current Report filed on Form 8-K as filed with the Commission on September 24, 2004 (File No. 0-22735)).

10.8 Promissory Note in favor of Baseboard Investments, LLC dated September 24, 2004 (incorporated herein by reference to Exhibit 10.8 to the Company's Current Report filed on Form 8-K as filed with the Commission on September 24, 2004 (File No. 0-22735)).

Exhibit
Number                               Description
-------                              -----------

10.9 Indemnification Agreement dated as of August 17, 2005, among the Company, Irwin Balaban, Herbert Goldman and Lawrence B. Klein.

14.1 Robocom Systems International Inc. Code of Ethics and Business Conduct (incorporated herein by reference to Exhibit 14.1 to the Company's Current Report filed on Form 8-K as filed with the Commission on September 24, 2004 (File No. 0-22735)).

14.2 Robocom Systems International Inc. Code of Ethics for Financial Executives and Employees (incorporated herein by reference to Exhibit 14.2 to the Company's Current Report filed on Form 8-K as filed with the Commission on September 24, 2004 (File No. 0-22735)).

31.1 Certification of the Company's Chief Executive Officer and principal accounting officer, Irwin Balaban, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Company's Chief Executive Officer and principal accounting officer, Irwin Balaban, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.