Form 10QSB
period 2005-08-31
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2005-10-07
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended August 31, 2005

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from_______________to_______________.

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

                                  516-795-5100
                           (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|
No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes |_| No |X|

As of October 7, 2005 4,540,984 shares the registrant common stock were outstanding.

Transitional Small Business Disclosure Format (check one); Yes |_| No |X|

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                   FORM 10-QSB

                                      INDEX

PART I.     Financial Information

                                                                            Page
                                                                             No.
Item 1.     Financial Statements:

            Balance Sheets - August 31, 2005 and May 31, 2005 ...........    3

            Statements of Operations - Three months ended August 31, 2005
            and August 31, 2004 .........................................    4

            Statements of Cash Flows - Three months ended August 31, 2005
            and August 31, 2004 .........................................    5

            Notes to Financial Statements ...............................    6

Item 2.     Management's Discussion and Analysis or Plan of Operation ...    8

Item 3.     Controls and Procedures .....................................   10

PART II.    Other Information:

Item 1.     Legal Proceedings ...........................................   11

Item 4.     Submission of Matters to a Vote of Security Holders .........   11

Item 6.     Exhibits ....................................................   11

Signatures ..............................................................   11

ITEM 1.   FINANCIAL STATEMENTS

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                                       August 31, 2005     May 31, 2005
                                                                       ---------------     ------------
Assets                                                                   (unaudited)
Current assets:
     Cash and cash equivalents ...................................      $    343,483       $    662,735
     Accounts receivable, net ....................................                --            505,804
     Unbilled revenue ............................................                --            155,624
     Deferred taxes ..............................................           113,874             39,800
     Other current assets ........................................                --            119,910
     Assets held for sale ........................................         3,037,510                 --
                                                                        ------------       ------------
Total current assets .............................................         3,494,867          1,483,873

Property and equipment, net ......................................                --             19,253
Capitalized software, net ........................................                --          1,623,675
                                                                        ------------       ------------
Total assets .....................................................      $  3,494,867       $  3,126,801
                                                                        ============       ============

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable ............................................      $         --       $    111,032
     Accrued expenses ............................................           173,743            162,917
     Deferred revenue ............................................                --            501,110
     Liabilities held for sale ...................................           869,787                 --
                                                                        ------------       ------------
Total current liabilities ........................................         1,043,530            775,059

Deferred tax liabilities .........................................                --             35,670
                                                                        ------------       ------------
Total liabilities ................................................         1,043,530            810,729
                                                                        ------------       ------------

Shareholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares authorized;
       None issued ...............................................                --                 --
     Common stock, $.01 par value; 10,000,000 shares authorized;
       4,540,984 issued and outstanding at August 31, 2005 and May
       31, 2005 ..................................................            45,410             45,410
     Warrants; 100,000 outstanding at August 31, 2005 and May 31,
       2005 ......................................................           166,728            166,728
     Additional paid-in capital ..................................        11,835,846         11,835,846
     Accumulated deficit .........................................        (9,596,647)        (9,731,912)
                                                                        ------------       ------------
Total shareholders' equity .......................................         2,451,337          2,316,072
                                                                        ------------       ------------
Total liabilities and shareholders' equity .......................      $  3,494,867       $  3,126,801
                                                                        ============       ============

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                         Three months ended
                                                                                  ---------------------------------
                                                                                  August 31, 2005   August 31, 2004
                                                                                  ---------------   ---------------
Selling, general and administrative expenses .................................           31,844            20,631
                                                                                    -----------       -----------
Loss from continuing operations ..............................................          (31,844)          (20,631)

Interest income, net .........................................................            2,069               866
                                                                                    -----------       -----------
Loss from continuing operations before benefit of
     income taxes ............................................................          (29,775)          (19,765)
                                                                                    -----------       -----------

Benefit of income taxes ......................................................          131,862                --
                                                                                    -----------       -----------
Income (loss) from continuing operations .....................................          102,087           (19,765)
                                                                                    -----------       -----------

Income from discontinued operations ..........................................           55,296           141,347

Provision for income taxes ...................................................          (22,118)               --
                                                                                    -----------       -----------
Net income from discontinued operations ......................................           33,178           141,347

Net income ...................................................................      $   135,265       $   121,582
                                                                                    ===========       ===========

Basic and Diluted income (loss) per share:
     Continuing operations, basic and diluted ................................      $     0.022       $    (0.004)
                                                                                    -----------       -----------
     Discontinued operations, basic and diluted ..............................      $     0.007       $     0.031
                                                                                    -----------       -----------

Net income per basic share ...................................................      $     0.030       $     0.027
                                                                                    ===========       ===========
Net income per diluted share .................................................      $     0.029       $     0.027
                                                                                    ===========       ===========

Weighted average shares outstanding:
   Basic .....................................................................        4,540,984         4,495,984
                                                                                    ===========       ===========
   Diluted ...................................................................        4,708,744         4,574,492
                                                                                    ===========       ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                              Three months ended
                                                       --------------------------------
                                                       August 31, 2005  August 31, 2004
                                                       ---------------  ---------------
Operating activities
Net income .........................................      $ 135,265       $ 121,582
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation of property and equipment ......          3,934           3,260
       Deferred income tax benefit .................       (109,744)             --
       Amortization of software development costs ..        168,854         189,540
       Adjustment for bad debt .....................             --          (6,536)
       Changes in operating assets and liabilities:
         Accounts receivable .......................       (204,438)         39,874
         Unbilled revenue ..........................          3,834         (69,779)
         Other current assets ......................        (31,817)         (1,629)
         Accounts payable ..........................         11,454         (19,401)
         Accrued expenses ..........................         10,826          17,600
         Deferred revenue ..........................        246,191         (33,149)
                                                          ---------       ---------
Net cash provided by operating activities ..........        234,359         241,362
                                                          ---------       ---------

Investing activities
Software development costs .........................       (110,493)       (228,720)
Capital expenditures ...............................         (5,874)             --
                                                          ---------       ---------
Net cash used in investing activities ..............       (116,367)       (228,720)
                                                          ---------       ---------

Financing activities

Net cash used in financing activities - repayment of
loan payable to shareholders .......................             --          (4,478)
                                                          ---------       ---------

Increase in cash and cash equivalents ..............        117,992           8,164
Cash and cash equivalents at beginning of period ...        662,735         533,172
                                                          ---------       ---------
Cash and cash equivalents at end of period .........      $ 780,727       $ 541,336
                                                          =========       =========

Supplemental disclosures of cash flow information:
  Cash paid for interest ...........................      $      --       $  33,375
                                                          =========       =========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (unaudited)

1.    Background and Basis of Financial Statement Presentation

      The  accompanying   unaudited  financial  statements  of  Robocom  Systems
Internatonal Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's operations consist of the development, marketing and support of advanced warehouse management software solutions that enable companies to realize significant cost savings by automating their warehouse operations and providing inventory visibility throughout the supply chain. The Company's primary product, RIMS(TM), is a client-configurable software solution that enables a company's warehouse to respond to a customer order with greater accuracy and in a timelier manner, thereby turning the warehouse into a competitive advantage. RIMS operates in an open system environment and interfaces with an organization's existing information systems. In addition to providing RIMS software licenses, the Company provides installation, training, implementation support and maintenance services and resells related hardware.

      The balance sheet at May 31, 2005 has been derived from the audited financial statements at that date but, as presented, does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

      Operating results for the three-month period ended August 31, 2005 are not necessarily indicative of the results that may be expected for the year ended May 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2005.

Agreement for Proposed Sale of Business

      On August 17, 2005, the Company entered into an Asset Purchase Agreement dated as of August 17, 2005 (the "Asset Purchase Agreement") with Avantce RSI, LLC, a Delaware limited liability company ("Avantce"), pursuant to which the Company agreed to sell to Avantce substantially all of its assets, including its RIMS software products and all of its intellectual property rights, contracts, accounts receivable, tangible personal property and certain cash on hand. Pursuant to the Asset Purchase Agreement, Avantce has agreed to pay to the Company a purchase price in the amount of $3,170,000, subject to adjustment, and to assume certain liabilities. If, on the closing date of the asset sale the Company's working capital (as defined) exceeds $1,025,000, the Company will be entitled to retain an amount of cash equal to the amount of such excess, and if on such date the Company's working capital (as defined) is less than $1,025,000, the purchase price payable by Avantce will be reduced by the amount of such deficiency. Approximately $2,970,000 of the purchase price will be paid in cash at the closing, subject to certain 90-day deferrals, and $200,000 of the purchase price will be paid pursuant to a promissory note that will be payable over a period not to exceed two years.

      Under the Asset Purchase Agreement, the consummation of the transaction is subject to the satisfaction of certain closing conditions, including without limitation, the affirmative vote in favor of the sale by shareholders of the Company holding at least two-thirds (2/3) of the Company's outstanding shares at that special meeting of shareholders to be held on October 11, 2005. In addition, the obligation of Avantce to close is conditioned upon it having secured financing sufficient to pay the purchase price. Avantce has advised the Company that sufficient financing has been obtained.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

                                   (unaudited)

      Upon consummation of the sale, Avantce will pay $76,667, payable in four equal quarterly installments, to each of Irwin Balaban, the Company's Chairman of the Board and Chief Executive Officer, and Herbert Goldman and Lawrence Klein, members of the Company's Board of Directors, in consideration of their willingness to (i) personally make certain representations and warranties in the Asset Purchase Agreement about the Company and the assets being sold and (ii) agree not to compete with Avantce for a five-year period. The three principals of Avantce will guaranty, jointly and severally, the payment of such amounts.

      The Company's Board of Directors unanimously approved the terms of the sale on August 16, 2005. Subject to the timely satisfaction of the material closing conditions in the Asset Purchase Agreement, the Company currently anticipates that the sale will be consummated on or about October 11, 2005.

      In connection with the Asset Purchase Agreement, the Company has applied the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" (SFAS 144). Under SFAS 144, the assets and liabilities held for sale are segregated and separately identified. In addition, revenues and expenses from the business segment to be disposed of are segregated from continuing operations and shown as net income or loss from discontinued operations for all periods presented.

       Assets held for sale comprise the following:

          Cash and cash equivalents                           $  437,244
          Accounts receivable                                    710,242
          Unbilled revenue                                       151,790
          Other current assets                                   151,727
          Property and equipment, net                             21,193
          Capitalized software, net                            1,565,314
                                                              ----------
          Total                                               $3,037,510
                                                              ==========
       Liabilities held for sale comprise the following:

          Accounts payable                                    $  122,486
          Deferred revenue                                       747,301
                                                              ----------
          Total                                               $  869,787
                                                              ==========

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

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

                                   (unaudited)

      The information in this Report should be read with the understanding that the Company has agreed to sell its existing business pursuant to the terms of the Asset Purchase Agreement, and that the Company's existing business will be retained by the Company only if the sale of such assets and the other transactions contemplated by the Asset Purchase Agreement are not consummated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      On August 17, 2005, the Company entered into an Asset Purchase Agreement pursuant to which the Company agreed to sell substantially all of its assets and transfer certain liabilities to Avantce. See Note 1 to the Financial Statements -- Agreement for Proposed Sale of Business. Immediately following the consummation of the asset sale pursuant to the Asset Purchase Agreement, the Company will have no operating business or source of operating revenue. The
Company's Board of Directors has not yet made any determination about the Company's future business plans once the asset sale is consummated. The
Company's Board of Directors is evaluating two possible directions: (i) liquidation and dissolution of the Company, or (ii) a partial distribution of cash and a possible transaction in which the Company sells or merges its "public shell" corporation to or with a private operating business whereby the Company's shareholders would retain some ownership interest in the surviving public corporation. However, the Board of Directors may not choose any of the foregoing options and may, instead, pursue one or more options not yet considered.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended August 31, 2005 and August 31, 2004

Continuing Operations

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of salaries for financial personnel, professional fees and insurances, as well as other miscellaneous administrative expenses. Selling, general and administrative expenses increased by $11,213 to $31,844 in the three months ended August 31, 2005, as compared to $20,631 in the three months ended August 31, 2004. This increase was primarily due to increased professional fees and insurance expense.

      Interest Income, Net. Interest income increased to $2,120 in the three months ended August 31, 2005, as compared to $1,414 in the three months ended August 31, 2004. This increase was primarily due to an increase in cash on hand. Interest expense was $51 in the three months ended August 31, 2005, as compared to $548 in the three months ended August 31, 2004. This decrease was primarily due to the reduction in the loans payable to Baseboard Investments, LLC.

      Income Taxes. During the three months ended August 31, 2005, an income tax benefit in the amount of $131,862 was recorded based on a reduction in the valuation allowance. No provision or benefit for income taxes was reflected in the 2004 period, as the Company had sufficient net operating losses to offset current earnings.

Discontinued Operations

Each of the following items are included in Income from Discontinued Operations on the Statement of Operations.

      Revenues. Total revenues increased by $158,371 to $1,051,133 in the three months ended August 31, 2005, as compared to $892,762 in the three months ended August 31, 2004. Software license fees and hardware revenues increased during the 2005 period as compared to the 2004 period, while service revenues and maintenance revenues decreased. The Company's revenues are derived from a relatively small number of sales of licenses and implementation services. As a result, revenues fluctuate based on the size and timing of new agreements. Sales cycles for the Company's product are typically long, as potential customers are required to make a significant capital investment in information technology.

      Cost of Revenues. Total cost of revenues increased by $170,992 to $524,236 in the three months ended August 31, 2005, as compared to $353,244 in the three months ended August 31, 2004. As a percentage of revenues, total cost of revenues decreased to approximately 50% in the 2005 period as compared to approximately 52% in the 2004 period.

      Amortization of Software Development Costs. Amortization of software development costs decreased by $20,686 to $168,854 in the three months ended August 31, 2005, as compared to $189,540 in the three months ended August 31, 2004. This decrease was primarily due to the final amortization of an older version of RIMS.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of salaries for sales, administrative, executive and financial personnel, commissions, travel and promotional expenses, professional fees and insurances, as well as other administrative expenses. Selling, general and administrative expenses increased by $94,116 to $302,747 in the three months ended August 31, 2005, as compared to $208,631 in the three months ended August 31, 2004. This increase was primarily due to increased consulting expenses and professional fees related to the transactions contemplated by the Asset Purchase Agreement.

      Income Taxes. During the three months ended August 31, 2005, a provision for income taxes of $22,118 was recorded based on income from discontinued operations. No provision or benefit for income taxes was reflected in the 2004 period, as the Company had sufficient net operating losses to offset current earnings.

LIQUIDITY AND CAPITAL RESOURCES

      During the fiscal quarter ended August 31, 2005, the Company funded its operations and met its capital expenditure requirements through cash flows from operations. As of August 31, 2005, the Company had $780,727 in cash and cash equivalents.

      Net cash provided by operating activities was $234,359 and $241,362 for the three months ended August 31, 2005 and 2004, respectively. Cash flows from operations decreased in the 2005 period primarily due to a decrease in net income and accounts receivable that was offset, in part, by an increase in deferred revenue.

      Net accounts receivable were $710,242 as of August 31, 2005, as compared to $505,804 at May 31, 2005. The increase in net accounts receivable from May 31, 2005 primarily related to large annual maintenance contracts that were billed during the first quarter of fiscal 2006. The Company believes there are no substantial risks with respect to receivables known or anticipated at this time.

      During the three months ended August 31, 2005, the Company expended $5,874 for the purchase of equipment and capitalized $110,493 for software development costs. During the three months ended August 31, 2004, the Company capitalized $228,720 for software development costs. If the Company retains its current line of business, any costs associated with the development of new products or enhancements to the existing RIMS product will be financed through working capital.

      The Company's capital requirements depend on many factors, including the level and timing of revenues and new product development. The Company expects that, if it retains its current line of business, capital expenditures will remain at current levels over the next twelve months. No capital expenditures are anticipated if the Company's existing business operations are sold, as currently contemplated.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      During the first quarter of fiscal 2006, the Company was named as a Respondent in an arbitration commenced in London by Robocom UK Ltd. under the UNCITRAL arbitration rules. Robocom UK Ltd. ("UK") alleges that it was terminated without cause by the Company as a non-exclusive distributor in the United Kingdom and Ireland, and it is purportedly seeking damages of
(pound)200,000. The Company believes the claim of UK is without merit and intends to defend the claim vigorously. In particular, the Company has denied all claims and has asserted counterclaims alleging that UK was properly terminated and that the Company suffered more than $US 30,000 in actual damages and in excess of $US 100,000 in lost opportunities. The Company is now in the process of selecting arbitrators.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the first quarter of fiscal 2006, the Company notified its shareholders of record of a Special Meeting, to be held on October 11, 2005 in the Executive Conference Room of its corporate offices. The purpose of this Special Meeting will be to approve the proposed sale of substantially all of the Company's assets and certain liabilities to Avantce RSI, LLC, pursuant to the Asset Purchase Agreement. See Note 1 to the Financial Statements -- Agreement for Proposed Sale of Business.

      No other matters are to be brought before the meeting for shareholder vote.

ITEM 6. EXHIBITS

      The exhibits required by this item are listed on the Exhibit Index attached hereto.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Massapequa, New York, on October 7, 2005.

                              ROBOCOM SYSTEMS INTERNATIONAL INC.


                              By:  /s/ Irwin Balaban
                                 ---------------------------------------------
                                     Irwin Balaban
                                     Chief Executive Officer
                                     (Principal Executive Officer, Principal
                                     Accounting Officer and Principal Financial
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