Form 10QSB
period 2005-11-30
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2006-01-17
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended November 30, 2005

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

                             17 Fairbanks Boulevard
                               Woodbury, NY 11797
                    (Address of principal executive offices)

                                  516-692-8394
                           (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes |X| No |_|

As of January 17, 2006, 4,540,984 shares the registrant common stock were outstanding.

Transitional Small Business Disclosure Format (check one); Yes |_| No |X|

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                   FORM 10-QSB

                                      INDEX

PART I.      Financial Information
                                                                                         Page
                                                                                          No.
Item 1.      Financial Statements:

             Balance Sheets - November 30, 2005 and May 31, 2005......................     3

             Statements of Operations - Three months ended November 30, 2005 and
             November 30, 2004........................................................     4

             Statements of Operations - Six months ended November 30, 2005 and
             November 30, 2004........................................................     5

             Statements of Cash Flows - Six months ended November 30, 2005 and
             November 30, 2004........................................................     6

             Notes to Financial Statements............................................     7

Item 2.      Management's Discussion and Analysis or Plan of Operation................     8

Item 3.      Controls and Procedures..................................................    11

PART II.     Other Information:

Item 1.      Legal Proceedings........................................................    12

Item 4.      Submission of Matters to a Vote of Security Holders......................    12

Item 6.      Exhibits.................................................................    12

Signatures   .........................................................................    13

ITEM 1. FINANCIAL STATEMENTS

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                                          November 30,        May 31,
                                                                              2005             2005
                                                                          ------------     ------------
                                                                          (unaudited)
Assets
Current assets:
     Cash and cash equivalents .......................................    $  3,038,490     $    662,735
     Accounts receivable, net ........................................           1,394          505,804
     Unbilled revenue ................................................              --          155,624
     Deferred taxes ..................................................              --           39,800
     Due from Avantce ................................................         346,869               --
     Other current assets ............................................          12,233          119,910
                                                                          ------------     ------------
Total current assets .................................................       3,398,986        1,483,873

Due from Avantce .....................................................         100,000               --
Property and equipment, net ..........................................              --           19,253
Capitalized software, net ............................................              --        1,623,675
                                                                          ------------     ------------
Total assets .........................................................    $  3,498,986     $  3,126,801
                                                                          ============     ============

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable ................................................    $    111,280     $    111,032
     Accrued expenses ................................................          75,542          162,917
     Deferred
     revenue .........................................................              --          501,110
                                                                          ------------     ------------
Total current liabilities ............................................         186,822          775,059

Deferred tax liabilities .............................................              --           35,670
                                                                          ------------     ------------
Total liabilities ....................................................         186,822          810,729
                                                                          ------------     ------------

Shareholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares authorized;
       None issued ...................................................              --               --
     Common stock, $.01 par value; 10,000,000 shares authorized;
       4,540,984 issued and outstanding at
     November 30, 2005 and May 31, 2005 ..............................          45,410           45,410
     Warrants; 100,000 outstanding at November 30, 2005 and
       May 31, 2005 ..................................................         166,728          166,728
     Additional paid-in capital ......................................      11,835,846       11,835,846
     Accumulated deficit .............................................      (8,735,820)      (9,731,912)
                                                                          ------------     ------------
Total shareholders' equity ...........................................       3,312,164        2,316,072
                                                                          ------------     ------------
Total liabilities and shareholders' equity ...........................    $  3,498,986     $  3,126,801
                                                                          ============     ============

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                Three months ended
                                                                   November 30,
                                                           ---------------------------
                                                               2005            2004
                                                           -----------     -----------
Selling, general and administrative expenses ..........    $    26,035     $    28,823
                                                           -----------     -----------
Loss from continuing operations .......................        (26,035)        (28,823)

Interest income, net ..................................          4,128           1,228
                                                           -----------     -----------
Loss from continuing operations before benefit of
    income taxes ......................................        (21,907)        (27,595)

Benefit of income taxes ...............................        284,770              --
                                                           -----------     -----------
Income (loss) from continuing operations ..............        262,863         (27,595)
                                                           -----------     -----------

Income from discontinued operations (net of $128,094
    income tax provision in 2005) .....................        192,142         152,993
Gain on sale of discontinued operations (net of
    $270,550 income tax provision) ....................        405,824              --
                                                           -----------     -----------
Net income from discontinued operations ...............        597,966         152,993
                                                           -----------     -----------
Net income ............................................    $   860,829     $   125,398
                                                           ===========     ===========

Basic and diluted net income (loss) per share:

    Continuing operations, basic and diluted ..........    $      0.06     $     (0.01)
                                                           -----------     -----------

    Discontinued operations, basic and diluted ........    $      0.13     $      0.03
                                                           -----------     -----------

Net income per basic and diluted share ................    $      0.19     $      0.03
                                                           ===========     ===========

Weighted average shares outstanding:
    Basic .............................................      4,540,984       4,522,687
                                                           ===========     ===========
    Diluted ...........................................      4,583,861       4,621,955
                                                           ===========     ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                         Six months ended November 30,
                                                         -----------------------------
                                                             2005              2004
                                                         -----------       -----------
Selling, general and administrative expenses ........    $    57,879       $    49,455
                                                         -----------       -----------
Loss from continuing operations .....................        (57,879)          (49,455)

Interest income, net ................................          6,197             2,094
                                                         -----------       -----------
Loss from continuing operations before benefit of
     income taxes ...................................        (51,682)          (47,361)

Benefit of income taxes .............................        416,632                --
                                                         -----------       -----------
Income (loss) from continuing operations ............        364,950           (47,361)
                                                         -----------       -----------

Income from discontinued operations
   (net of $150,212 income tax provision in 2005) ...        225,318           294,341
Gain on sale of discontinued operations
   (net of $270,550 income tax provision) ...........        405,824                --
                                                         -----------       -----------
Net income from discontinued operations .............        631,142           294,341
                                                         -----------       -----------

Net income ..........................................    $   996,092       $   246,980
                                                         ===========       ===========

Basic and diluted net income (loss) per share:
     Continuing operations, basic and diluted .......    $      0.08       $     (0.01)
                                                         -----------       -----------

     Discontinued operations, basic and diluted .....    $      0.14       $      0.06
                                                         -----------       -----------

Net income per basic share ..........................    $      0.22       $      0.05
                                                         ===========       ===========
Net income per diluted share ........................    $      0.21       $      0.05
                                                         ===========       ===========

Weighted average shares outstanding:
   Basic ............................................      4,540,984         4,509,263
                                                         ===========       ===========
   Diluted ..........................................      4,646,303         4,598,151
                                                         ===========       ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                               Six months ended November 30,
                                                               -----------------------------
                                                                   2005              2004
                                                               -----------       -----------
Operating activities
Net income ................................................    $   996,092       $   246,980
   Adjustments to reconcile net income to net cash
     provided by operating activities:

       Depreciation of property and equipment .............          5,298             6,069
       Deferred income taxes ..............................          4,130                --
       Gain on the sale of assets .........................       (676,374)               --

       Amortization of software development costs .........        208,252           379,080
       Adjustment for bad debt ............................             --            (6,536)
       Changes in operating assets and liabilities, net
       of effects of disposition of assets:
         Accounts receivable ..............................        (12,926)          226,354
         Unbilled revenue .................................       (186,029)          (20,248)
         Other current assets .............................        (35,725)          (51,525)
         Accounts payable .................................         32,365             4,502
         Accrued expenses .................................          9,571            66,252
         Deferred revenue .................................        161,521           (91,587)
                                                               -----------       -----------
Net cash provided by operating activities .................        506,175           759,341
                                                               -----------       -----------

Investing activities
Software development costs ................................       (145,186)         (386,600)
Proceeds from sale of assets, net of related
expenses ..................................................      2,021,777                --
Capital expenditures ......................................         (7,011)           (7,646)
                                                               -----------       -----------
Net cash provided by (used) in investing activities .......      1,869,580          (394,246)
                                                               -----------       -----------

Financing activities
Repayment of loan payable to shareholders .................             --           (56,644)
Proceeds from stock option exercise .......................             --             4,050
                                                               -----------       -----------
Net cash used in financing activities .....................             --           (52,594)
                                                               -----------       -----------

Increase in cash and cash equivalents .....................      2,375,755           312,501
Cash and cash equivalents at beginning of period ..........        662,735           533,172
                                                               -----------       -----------
Cash and cash equivalents at end of period ................    $ 3,038,490       $   845,673
                                                               ===========       ===========

Supplemental disclosures of cash flow information:
  Cash paid for interest ..................................    $     4,064       $    33,375
                                                               ===========       ===========

Non-cash investing activities:
Proceeds from the sale of assets do not include a.) $523,131 received for the sale of cash b.) $246,869 receivable subject to certain deferrals, and c.) $200,000 receivable under a promissory note. See note 2 for further discussion.

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

      Operating results for the six-month period ended November 30, 2005 are not necessarily indicative of the results that may be expected for the year ended May 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2005.

2.    Disposition of Assets

      On October 11, 2005, the Company completed the sale of substantially all of its net assets to Avantce RSI, LLC, a Delaware limited liability company ("Avantce"). The transaction was effected pursuant to an Asset Purchase Agreement, dated August 17, 2005, between the Company and Avantce (the "Purchase Agreement"). The assets sold to Avantce consisted of substantially all of the assets utilized in the Company's former inventory and warehouse management services business, including, without limitation, the RIMS software product, all intellectual property rights, all contracts (other than certain retained agreements), all accounts receivables, all tangible personal property and certain cash on hand. The liabilities assumed included accounts payable, normal recurring accruals and deferred revenue. The total purchase price for the net assets was approximately $3.17 million, of which (i.) approximately $2.7 million was paid in cash at the closing, (ii.) approximately $247,000 will be paid following the closing, of which $192,000 is to will be paid on or prior to January 13, 2006 and $55,000 will be paid upon and subject to the collection of certain receivables, and (iii.) $200,000 is to be paid pursuant to a promissory note that is payable over a period not to exceed two years. As a result of the working capital adjustments set forth in the Purchase Agreement, upon the closing, the Company retained from the assets sold an amount of cash equal to approximately $484,000.

      The terms of the transaction provide that Avantce will pay $76,667, payable in four equal quarterly installments, to each of Irwin Balaban, the Chairman of the Board of Directors and Chief Executive Officer of the Company, and Herbert Goldman and Lawrence Klein, members the Board of Directors of the Company, in consideration of their agreement (i) to personally make certain representations and warranties in the Purchase Agreement about the Company and the assets being sold and (ii) not to compete with Avantce for a five-year period. The three principals of Avantce executed personal guaranties of these amounts.

      The transaction was unanimously approved by the Board of Directors on August 16, 2005 and was approved at a special meeting of the shareholders on October 11, 2005 by shareholders owning more than two-thirds (2/3) of the outstanding shares of the Company's Common Stock.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

                                   (unaudited)

      In connection with the asset sale, the Company has applied the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" (SFAS 144). Under SFAS 144, revenues and expenses from a business segment disposed of are segregated from continuing operations and shown as net income or loss from discontinued operations for all periods presented.

      The Company has not yet made any determination about future business plans. The Company's Board of Directors is evaluating several possible directions, including (i) the liquidation and dissolution of the Company, including the payment of a liquidating cash dividend to the shareholders or (ii) the payment of a cash dividend equal to a portion of the proceeds of the asset sale and a transaction in which the Company merges its "public shell" corporation with a privately-held operating business and the Company's shareholders would retain some ownership interest in the surviving public corporation. The Company has not yet determined which option it will pursue. Furthermore, the Board of Directors may not choose any of the foregoing options and may, instead, pursue one or more options not yet considered. The Company has no operating business or source of revenues.

3.    Recent Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Boards published Statement of Financial Accounting Standards No. 123 (Revised), "Share-based Payment" ("SFAS 123R"). Under SFAS 123R, all forms of share-based payments to employees, including employee stock options, would be treated as compensation and recognized in the income statement. SFAS 123R is effective beginning the fourth quarter of fiscal 2006. The Company does not believe that the adoption of SFAS 123R will have a significant effect on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions, intense competition for the acquisition of businesses, and domestic and foreign government regulations

RESULTS OF OPERATIONS

Comparison of Three Months Ended November 30, 2005 and November 30, 2004

Continuing Operations

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of salaries for financial personnel, professional fees and insurances, as well as other miscellaneous administrative expenses. Selling, general and administrative expenses decreased by $2,788 to $26,035 in the three months ended November 30, 2005, as compared to $28,823 in the three months ended November 30, 2004. This decrease was primarily due to discontinuation of the Company's former business operations resulting in a decrease in salaries for general and administrative personnel and other miscellaneous related expenses.

      Interest Income, Net. Interest income increased to $4,143 in the three months ended November 30, 2005, as compared to $1,604 in the three months ended November 30, 2004. This increase was primarily due to an increase in cash on hand. Interest expense was $15 in the three months ended November 30, 2005, as compared to $376 in the three months ended November 30, 2004. This decrease was primarily due to the repayment of loans payable to Baseboard Investments, LLC.

      Income Taxes. During the three months ended November 30, 2005, an income tax benefit of $284,770 was recorded based on a reduction in the valuation allowance. No provision or benefit for income taxes was reflected in the 2004 period, as the Company had sufficient net operating losses to offset current earnings.

Discontinued Operations

      On October 11, 2005, the Company completed the sale of substantially all of its net assets to Avantce RSI, LLC, a Delaware limited liability company ("Avantce"). The transaction was effected pursuant to an Asset Purchase Agreement, dated August 17, 2005, between the Company and Avantce (the "Purchase Agreement"). The assets sold to Avantce consisted of substantially all of the assets utilized in the Company's former inventory and warehouse management services business, including, without limitation, the RIMS software product, all intellectual property rights, all contracts (other than certain retained agreements), all accounts receivables, all tangible personal property and certain cash on hand. The liabilities assumed included accounts payable, normal recurring accruals and deferred revenue. The total purchase price for the net assets was approximately $3.17 million, of which (i.) approximately $2.7 million was paid in cash at the closing, (ii.) approximately $247,000 will be paid following the closing, of which $192,000 is to will be paid on or prior to January 13, 2006 and $55,000 will be paid upon and subject to the collection of certain receivables, and (iii.) $200,000 is to be paid pursuant to a promissory note that is payable over a period not to exceed two years. As a result of the working capital adjustments set forth in the Purchase Agreement, upon the closing, the Company retained from the assets sold an amount of cash equal to approximately $484,000.

      The Company operated its former warehouse management software business for a period of 41 days during the three months ended November 30, 2005, prior to the closing on the sale of such business on October 11, 2005.

Each of the following items are included in Income from Discontinued Operations on the Statement of Operations.

      Revenues. Total revenues decreased by $83,639 to $792,201 in the three months ended November 30, 2005, as compared to $875,840 in the three months ended November 30, 2004. Prior to the sale of its former warehouse management software business on October 11, 2005, the Company's revenues were derived from a relatively small number of sales of software licenses, implementation services and maintenance of existing customer sites. Software license fees, service revenues and hardware revenues decreased during the 2005 period as compared to the 2004 period, due to the discontinuation of the Company's core business.

      Cost of Revenues. Total cost of revenues decreased by $156,676 to $217,485 in the three months ended November 30, 2005, as compared to $374,161 in the three months ended November 30, 2004. As a percentage of revenues, total cost of revenues increased to approximately 103% in the 2005 period as compared to approximately 41% in the 2004 period. This increase was due to lost revenues due to the discontinuation of the Company's core business.

      Amortization of Software Development Costs. Amortization of software development costs decreased by $150,142 to $39,398 in the three months ended November 30, 2005, as compared to $189,540 in the three months ended November 30, 2004. This decrease was primarily due to the discontinuation of the Company's core business.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of salaries for sales, administrative, executive and financial personnel, commissions, travel and promotional expenses, professional fees and insurances, as well as other administrative expenses. Selling, general and administrative expenses increased by $55,936 to $215,082 in the three months ended November 30, 2005, as compared to $159,146 in the three months ended November 30, 2004. This increase was primarily due to increased consulting expenses and professional fees related to the sale of the Company's assets pursuant to the Asset Purchase Agreement.

      Income Taxes. During the three months ended November 30, 2005, a provision for income taxes of $128,094 was recorded based on income from discontinued operations. An additional provision for income taxes of $270,550 was recorded based on the gain on the sale of substantially all of the assets of the Company. No provision or benefit for income taxes was reflected in the 2004 period, as the Company had sufficient net operating losses to offset current earnings.

Comparison of Six Months Ended November 30, 2005 and November 30, 2004

Continuing Operations

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of salaries for financial personnel, professional fees and insurances, as well as other miscellaneous administrative expenses. Selling, general and administrative expenses decreased by $8,424 to $57,879 in the six months ended November 30, 2005, as compared to $49,455 in the six months ended November 30, 2004. This decrease was primarily due to discontinuation of the Company's former business operations resulting in a decrease in salaries for general and administrative personnel and other miscellaneous related expenses.

      Interest Income, Net. Interest income increased to $6,263 in the six months ended November 30, 2005, as compared to $3,017 in the six months ended November 30, 2004. This increase was primarily due to an increase in cash on hand. Interest expense was $66 in the six months ended November 30, 2005, as compared to $923 in the six months ended November 30, 2004. This decrease was primarily due to the repayment of loans payable to Baseboard Investments, LLC.

      Income Taxes. During the six months ended November 30, 2005, an income tax benefit in the amount of $416,632 was recorded based on a reduction in the valuation allowance. No provision or benefit for income taxes was reflected in the 2004 period, as the Company had sufficient net operating losses to offset current earnings.

Discontinued Operations

Each of the following items are included in Income from Discontinued Operations on the Statement of Operations.

      The Company operated under its former warehouse management software business for a period of 133 days during the six months ended November 30, 2005, prior to the closing on the sale of such business on October 11, 2005.

      Revenues. Total revenues increased by $74,732 to $1,843,333 in the six months ended November 30, 2005, as compared to $1,768,602 in the six months ended November 30, 2004. Prior to the sale of its former warehouse management software business on October 11, 2005, the Company's revenues were derived from a relatively small number of sales of software licenses, implementation services and maintenance of existing customer sites. Software license fees, service revenues, hardware revenues decreased during the 2005 period as compared to the 2004 period, due to the discontinuation of the Company's core business.

      Cost of Revenues. Total cost of revenues increased by $156,676 to $851,466 in the six months ended November 30, 2005, as compared to $727,406 in the six months ended November 30, 2004. As a percentage of revenues, total cost of revenues increased to approximately 46% in the 2005 period as compared to approximately 41% in the 2004 period.

      Amortization of Software Development Costs. Amortization of software development costs decreased by $170,828 to $208,252 in the six months ended November 30, 2005, as compared to $379,080 in the six months ended November 30, 2004. This decrease was primarily due to the discontinuation of the Company's core business.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of salaries for sales, administrative, executive and financial personnel, commissions, travel and promotional expenses, professional fees and insurances, as well as other administrative expenses. Selling, general and administrative expenses increased by $40,310 to $408,085 in the six months ended November 30, 2005, as compared to $367,775 in the six months ended November 30, 2004. This increase was primarily due to increased consulting expenses and professional fees related to the sale of the Company's assets pursuant to the Asset Purchase Agreement.

      Income Taxes. During the six months ended November 30, 2005, a provision for income taxes of $150,212 was recorded based on income from discontinued operations. An additional provision for income taxes of $270,550 was recorded based on the gain on the sale of substantially all of the assets of the Company. No provision or benefit for income taxes was reflected in the 2004 period, as the Company had sufficient net operating losses to offset current earnings.

LIQUIDITY AND CAPITAL RESOURCES

      During the fiscal quarter ended November 30, 2005, the Company funded its operations and met its capital expenditure requirements through cash flows from operations prior to October 11, 2005 and cash on hand after October 11, 2005. As of November 30, 2005, the Company had $3,038,490 in cash and cash equivalents.

      On October 11, 2005, the Company completed the sale of substantially all of its net assets to Avantce RSI, LLC, a Delaware limited liability company ("Avantce"). The transaction was effected pursuant to an Asset Purchase Agreement, dated August 17, 2005, between the Company and Avantce (the "Purchase Agreement"). The assets sold to Avantce consisted of substantially all of the assets utilized in the Company's former inventory and warehouse management services business, including, without limitation, the RIMS software product, all intellectual property rights, all contracts (other than certain retained agreements), all accounts receivables, all tangible personal property and certain cash on hand. The liabilities assumed included accounts payable, normal recurring accruals and deferred revenue. The total purchase price for the net assets was approximately $3.17 million, of which (i.) approximately $2.7 million was paid in cash at the closing, (ii.) approximately $247,000 will be paid following the closing, of which $192,000 is to will be paid on or prior to January 13, 2006 and $55,000 will be paid upon and subject to the collection of certain receivables, and (iii.) $200,000 is to be paid pursuant to a promissory note that is payable over a period not to exceed two years. As a result of the working capital adjustments set forth in the Purchase Agreement, upon the closing, the Company retained from the assets sold an amount of cash equal to approximately $484,000.

      Net cash provided by operating activities was $506,175 and $759,341 for the six months ended November 30, 2005 and 2004, respectively. Cash flows from operations decreased in the 2005 period primarily as a result of the gain from the asset sale on October 11, 2005.

      During the six months ended November 30, 2005, the Company expended $7,011 for the purchase of equipment and capitalized $145,187 for software development costs. The Company had proceeds from the sale of assets in the amount of $2,021,777. During the six months ended November 30, 2004, the Company expended $7,646 for the purchase of equipment and capitalized $386,600 for software development costs.

      The Company believes that its existing cash and cash equivalents will be sufficient to fund its legal, accounting and reporting requirements as a publicly-held company over the next twelve months.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      During the first quarter of fiscal 2006, the Company was named as a Respondent in an arbitration commenced in London by Robocom UK Ltd. under the UNCITRAL arbitration rules. Robocom UK Ltd. ("UK") alleges that it was terminated without cause by the Company as a non-exclusive distributor in the United Kingdom and Ireland, and it is purportedly seeking damages of
(pound)200,000. The Company believes the claim of UK is without merit and intends to defend the claim vigorously. In particular, the Company has denied all claims and has asserted counterclaims alleging that UK was properly terminated and that the Company suffered more than $US 30,000 in actual damages and in excess of $US 100,000 in lost opportunities. An arbitrator has been selected and the matter is presently scheduled to proceed to arbitration in London on April 24, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Special Meeting of the shareholders was held on October 11, 2005. At the meeting, the shareholders acted upon one matter, the approval of the Company's sale of substantially all of its net assets to Avantce RSI, LLC, a Delaware limited liability company ("Avantce"). The transaction was effected pursuant to an Asset Purchase Agreement, dated August 17, 2005, between the Company and Avantce (the "Purchase Agreement"). The assets sold to Avantce consisted of substantially all of the assets utilized in the inventory and warehouse management services business, including, without limitation, the RIMS software product, all intellectual property rights, all contracts (other than certain retained agreements), all accounts receivables, all tangible personal property and certain cash on hand. The liabilities assumed included accounts payable, normal recurring accruals and deferred revenue. The total purchase price for the net assets was approximately $3.17 million, of which (i.) approximately $2.7 million was paid in cash at the closing, (ii.) approximately $247,000 will be paid following the closing, of which $192,000 is to will be paid on or prior to January 13, 2006 and $55,000 will be paid upon and subject to the collection of certain receivables, and (iii.) $200,000 is to be paid pursuant to a promissory note that is payable over a period not to exceed two years. As a result of the working capital adjustments set forth in the Purchase Agreement, upon the closing, the Company retained from the assets sold an amount of cash equal to approximately $484,000.

      The transaction was unanimously approved by the Board of Directors on August 16, 2005 and was approved at a special meeting of the shareholders on October 11, 2005 by the shareholders. Of the 3,387,258 share represented at the meeting, 3,154,275 shares were voted in favor of the asset sale, representing more than two-thirds (2/3) of the total outstanding shares of the Company's Common Stock. A total of 232,983 shares voted against the asset sale.

      No other matters were brought before the meeting for a shareholder vote.

ITEM 6. EXHIBITS

      The exhibits required by this item are listed on the Exhibit Index attached hereto.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Woodbury, New York, on January 17, 2006.

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