Form 10QSB
period 2006-02-28
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2006-03-31
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended February 28, 2006

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

As of March 31, 2006, 4,540,984 shares of the registrant's common stock were outstanding.

Transitional Small Business Disclosure Format (check one); Yes |_| No |X|

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                   FORM 10-QSB

                                      INDEX

PART I.  Financial Information

Item 1.  Financial Statements:                                              Page
                                                                             No.

         Balance Sheets - February 28, 2006 and May 31, 2005...............   3

         Statements of Operations - Three months ended February 28, 2006
         and February 28, 2005.............................................   4

         Statements of Operations - Nine months ended February 28, 2006
         and February 28, 2005.............................................   5

         Statements of Cash Flows - Nine months ended February 28, 2006
         and February 28, 2005.............................................   6

         Notes to Financial Statements.....................................   7

Item 2.  Management's Discussion and Analysis or Plan of Operation.........   8

Item 3.  Controls and Procedures...........................................  12

PART II. Other Information:

Item 1.  Legal Proceedings.................................................  12

Item 6.  Exhibits..........................................................  12

Signatures.................................................................  12

ITEM 1. FINANCIAL STATEMENTS

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                                                      February 28,               May 31,
                                                                                          2006                    2005
                                                                                      ------------            ------------
Assets                                                                                (unaudited)
Current assets:
     Cash and cash equivalents ............................................           $  3,178,164            $    662,735
     Accounts receivable, net .............................................                  1,394                 505,804
     Unbilled revenue .....................................................                     --                 155,624
     Deferred taxes .......................................................                     --                  39,800
     Due from Avantce .....................................................                154,737                      --
     Other current assets .................................................                  6,333                 119,910
                                                                                      ------------            ------------
Total current assets ......................................................              3,340,628               1,483,873

Due from Avantce ..........................................................                100,000                      --
Property and equipment, net ...............................................                     --                  19,253
Capitalized software, net .................................................                     --               1,623,675
                                                                                      ------------            ------------
Total assets ..............................................................           $  3,440,628            $  3,126,801
                                                                                      ============            ============

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable .....................................................           $    123,893            $    111,032
     Accrued expenses .....................................................                 26,208                 162,917
     Deferred revenue .....................................................                     --                 501,110
                                                                                      ------------            ------------
Total current liabilities .................................................                150,101                 775,059

Deferred tax liabilities ..................................................                     --                  35,670
                                                                                      ------------            ------------
Total liabilities .........................................................                150,101                 810,729
                                                                                      ------------            ------------

Shareholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares authorized;
       None issued ........................................................                     --                      --
     Common stock, $.01 par value; 10,000,000 shares authorized;
       4,540,984 issued and outstanding at February 28, 2006 and
       May 31, 2005 .......................................................                 45,410                  45,410
     Warrants; 100,000 outstanding at February 28, 2006 and
       May 31, 2005 .......................................................                166,728                 166,728
     Additional paid-in capital ...........................................             11,835,846              11,835,846
     Accumulated deficit ..................................................             (8,757,457)             (9,731,912)
                                                                                      ------------            ------------
Total shareholders' equity ................................................              3,290,527               2,316,072
                                                                                      ------------            ------------
Total liabilities and shareholders' equity ................................           $  3,440,628            $  3,126,801
                                                                                      ============            ============

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                Three months ended
                                                                                   February 28,
                                                                        ---------------------------------

                                                                            2006                  2005
                                                                        -----------           -----------
Selling, general and administrative expenses ...................        $   (25,468)          $   (32,261)

Interest income, net ...........................................             31,466                 1,948
                                                                        -----------           -----------
Income (loss) from continuing operations before
     income taxes ..............................................              5,997               (30,313)

(Provision for) benefit of income taxes ........................            (11,054)               72,972
                                                                        -----------           -----------
Income (loss) from continuing operations .......................             (5,057)               42,659
                                                                        -----------           -----------

Income (loss) from discontinued operations (net of
     income tax benefit of $11,054 in 2006 and income
     tax provision of $72,972 in 2005) .........................            (16,580)              109,459
                                                                        -----------           -----------

Net income (loss) ..............................................        $   (21,637)          $   152,118
                                                                        ===========           ===========

Basic and diluted net income (loss) per share:

     Continuing operations, basic and diluted ..................        $     (0.00)          $      0.01
                                                                        -----------           -----------

     Discontinued operations, basic and diluted ................        $     (0.00)          $      0.02
                                                                        -----------           -----------

Net income (loss) per basic and diluted share ..................        $     (0.00)          $      0.03
                                                                        ===========           ===========

Weighted average shares outstanding:
   Basic .......................................................          4,540,984             4,540,984
                                                                        ===========           ===========
   Diluted .....................................................          4,602,109             4,741,675
                                                                        ===========           ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                     Nine months ended February 28,
                                                                    -------------------------------

                                                                        2006                2005
                                                                    -----------         -----------
Selling, general and administrative expenses ..................     $   (83,347)        $   (81,716)

Interest income, net ..........................................          37,662               4,043
                                                                    -----------         -----------
Loss from continuing operations before income taxes ...........         (45,685)            (77,673)

Benefit of income taxes .......................................         405,578             190,709
                                                                    -----------         -----------
Income from continuing operations .............................         359,893             113,036
                                                                    -----------         -----------

Income from discontinued operations
   (net of income tax provision of $139,158 in 2006
   and $190,709 in 2005) ......................................         208,738             286,063
Gain on sale of discontinued operations
   (net of $270,550 income tax provision) .....................         405,824                  --
                                                                    -----------         -----------
Net income from discontinued operations .......................         614,562             286,063
                                                                    -----------         -----------

Net income ....................................................     $   974,455         $   399,099
                                                                    ===========         ===========

Basic and diluted net income (loss) per share:
     Continuing operations, basic and diluted .................     $      0.08         $      0.03
                                                                    -----------         -----------

     Discontinued operations, basic and diluted ...............     $      0.13         $      0.06
                                                                    -----------         -----------

Net income per basic and diluted share ........................     $      0.21         $      0.09
                                                                    ===========         ===========

Weighted average shares outstanding:
   Basic ......................................................       4,540,984           4,519,720
                                                                    ===========         ===========
   Diluted ....................................................       4,631,571           4,645,876
                                                                    ===========         ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                             Nine months ended February 28,
                                                                           ---------------------------------

                                                                               2006                  2005
                                                                           ------------         ------------
Operating activities
Net income ........................................................        $    974,455         $    399,099
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation of property and equipment .....................               5,298                9,873
       Deferred income taxes ......................................               4,130                   --
       Gain on the sale of assets .................................            (676,374)                  --
       Amortization of software development costs .................             208,252              568,620
       Adjustment for bad debt ....................................                  --                4,600
       Changes in operating assets and liabilities, net
       of effects of disposition of assets:
         Accounts receivable ......................................             (12,926)             183,465
         Unbilled revenue .........................................            (186,029)            (148,695)
         Other current assets .....................................             (29,825)             (21,766)
         Accounts payable .........................................              44,978               28,234
         Accrued expenses .........................................             (39,762)             (56,224)
         Deferred revenue .........................................             161,521             (128,545)
                                                                           ------------         ------------
Net cash provided by operating activities .........................             453,718              838,661
                                                                           ------------         ------------

Investing activities
Software development costs ........................................            (145,186)            (534,875)
Proceeds from sale of assets, net of related expenses .............           2,213,909                   --
Capital expenditures ..............................................              (7,011)              (7,647)
                                                                           ------------         ------------
Net cash provided by (used) in investing activities ...............           2,061,712             (542,522)
                                                                           ------------         ------------

Financing activities
Repayment of loan payable to shareholders .........................                  --              (56,644)
Proceeds from stock option exercise ...............................                  --                4,050
                                                                           ------------         ------------
Net cash used in financing activities .............................                  --              (52,594)
                                                                           ------------         ------------

Increase in cash and cash equivalents .............................           2,515,428              243,545
Cash and cash equivalents at beginning of period ..................             662,735              533,172
                                                                           ------------         ------------
Cash and cash equivalents at end of period ........................        $  3,178,164         $    776,717
                                                                           ============         ============

Supplemental disclosures of cash flow information:
  Cash paid for interest ..........................................        $      4,064         $     34,779
                                                                           ============         ============

Non-cash investing activities:

Proceeds from the sale of assets do not include a.) $523,131 received for the sale of cash b.) $54,737 receivable subject to certain deferrals, and c.) $200,000 receivable under a promissory note. See note 2 for further discussion.

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

      Operating results for the nine-month period ended February 28, 2006 are not necessarily indicative of the results that may be expected for the year ended May 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2005.

2.    Disposition of Assets

      On October 11, 2005, the Company completed the sale of substantially all of its net assets to Avantce RSI, LLC, a Delaware limited liability company ("Avantce"). The transaction was effected pursuant to an Asset Purchase Agreement, dated August 17, 2005, between the Company and Avantce (the "Purchase Agreement"). The assets sold to Avantce consisted of substantially all of the assets utilized in the Company's former inventory and warehouse management services business, including, without limitation, the RIMS software product, all intellectual property rights, all contracts (other than certain retained agreements), all accounts receivables, all tangible personal property and certain cash on hand. The liabilities assumed included accounts payable, normal recurring accruals and deferred revenue. The total purchase price for the net assets was approximately $3.17 million, of which (i.) approximately $2.7 million was paid in cash at the closing, (ii.) approximately $192,000 was paid on January 13, 2006, (iii.) approximately $55,000 will be paid upon and subject to the collection of certain receivables, and (iv.) $200,000 is to be paid pursuant to a promissory note that is payable over a period not to exceed two years. As a result of the working capital adjustments set forth in the Purchase Agreement, upon the closing, the Company retained from the assets sold an amount of cash equal to approximately $484,000.

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

3.    Recent Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Boards published Statement of Financial Accounting Standards No. 123 (Revised), "Share-based Payment" ("SFAS 123R"). Under SFAS 123R, all forms of share-based payments to employees, including employee stock options, would be treated as compensation and recognized in the income statement. SFAS 123R is effective beginning the fourth quarter of fiscal 2006. The Company does not believe the adoption of SFAS 123R will have a significant effect on its financial statements.

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

Comparison of Three Months Ended February 28, 2006 and February 28, 2005

Continuing Operations

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of salaries for financial personnel, professional fees and insurances, as well as other miscellaneous administrative expenses. Selling, general and administrative expenses decreased by $6,793 to $25,468 in the three months ended February 28, 2006, as compared to $32,261 in the three months ended February 28, 2005. This decrease was primarily due to discontinuation of the Company's former business operations, which resulted in a decrease in salaries for general and administrative personnel and other miscellaneous related expenses.

      Interest Income, Net. Interest income increased to $31,466 in the three months ended February 28, 2006, as compared to $2,039 in the three months ended February 28, 2005. This increase was primarily due to an increase in cash on hand and the type of short-term investments held during the 2006 period. The Company had no interest expense during the 2006 period, as compared to $91 in the three months ended February 28, 2005. This decrease was primarily due to the final payment of loans payable to Baseboard Investments, LLC.

      Income Taxes. During the three months ended February 28, 2006, an income tax provision of $11,054 was recorded primarily due to an increase in the valuation allowance necessary to offset the income tax benefit of loss from discontinued operations. During the three months ended February 28, 2005, an income tax benefit of $72,972 was recorded primarily due to a decrease in the valuation allowance necessary to offset the income tax provision on income from discontinued operations.

Discontinued Operations

      On October 11, 2005, the Company completed the sale of substantially all of its net assets to Avantce RSI, LLC, a Delaware limited liability company ("Avantce"). The transaction was effected pursuant to an Asset Purchase Agreement, dated August 17, 2005, between the Company and Avantce (the "Purchase Agreement"). The assets sold to Avantce consisted of substantially all of the assets utilized in the Company's former inventory and warehouse management services business, including, without limitation, the RIMS software product, all intellectual property rights, all contracts (other than certain retained agreements), all accounts receivables, all tangible personal property and certain cash on hand. The liabilities assumed included accounts payable, normal recurring accruals and deferred revenue. The total purchase price for the net assets was approximately $3.17 million, of which (i.) approximately $2.7 million was paid in cash at the closing, (ii.) approximately $192,000 was paid on January 13, 2006, (iii.) approximately $55,000 will be paid upon and subject to the collection of certain receivables, and (iv.) $200,000 is to be paid pursuant to a promissory note that is payable over a period not to exceed two years. As a result of the working capital adjustments set forth in the Purchase Agreement, upon the closing, the Company retained from the assets sold an amount of cash equal to approximately $484,000.

Each of the following items are included in Income from Discontinued Operations on the Statement of Operations.

      Revenues. The Company did not record any revenues related to its discontinued operations during the three months ended February 28, 2006, as compared to $988,734 in the three months ended February 28, 2005. Prior to the sale of its former warehouse management software business on October 11, 2005, the Company's revenues were derived from a relatively small number of sales of software licenses, implementation services and maintenance of existing customer sites.

      Cost of Revenues. The Company did not record any cost of revenues related to its discontinued operations during the three months ended February 28, 2006, as compared to $459,463 in the three months ended February 28, 2005. As a percentage of revenues, total cost of revenues was approximately 46% in the 2005 period.

      Amortization of Software Development Costs. The Company did not record any amortization of software development costs related to its discontinued operations during the three months ended February 28, 2006, as compared to $189,540 in the three months ended February 28, 2005.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of severance salaries for executive personnel, professional fees and insurances, as well as other administrative expenses. Selling, general and administrative expenses decreased by $129,666 to $27,634 in the three months ended February 28, 2006, as compared to $157,300 in the three months ended February 28, 2005 This decrease was primarily due to the discontinuation of the Company's former business operations resulting in a decrease in salaries for general and administrative personnel and other miscellaneous related expenses.

      Income Taxes. During the three months ended February 28, 2006, an income tax benefit of $11,054 was recorded based on loss from discontinued operations. During the three months ended February 28, 2005, an income tax provision of $72,972 was recorded based on income from discontinued operations.

Comparison of Nine Months Ended February 28, 2006 and February 28, 2005

Continuing Operations

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of salaries for financial personnel, professional fees and insurances, as well as other miscellaneous administrative expenses. Selling, general and administrative expenses increased by $1,631 to $83,347 in the nine months ended February 28, 2006, as compared to $81,716 in the nine months ended February 28, 2005. This increase was primarily due to increased consulting and professional fees offset, in part, by a decrease in salaries for general and administrative personnel and other miscellaneous related expenses.

      Interest Income, Net. Interest income increased to $37,728 in the nine months ended February 28, 2006, as compared to $5,057 in the nine months ended February 28, 2005. This increase was primarily due to an increase in cash on hand and the type of short-term investments held during the 2006 period. Interest expense was $66 in the nine months ended February 28, 2006, as compared to $1,014 in the nine months ended February 28, 2005. This decrease was primarily due to the repayment of loans payable to Baseboard Investments, LLC.

      Income Taxes. During the nine months ended February 28, 2006, an income tax benefit of $405,578 was recorded primarily due to a decrease in the valuation allowance necessary to offset the income tax provision on income from discontinued operations. During the nine months ended February 28, 2005, an income tax benefit of $190,709 was recorded primarily due to a decrease in the valuation allowance necessary to offset the income tax provision on income from discontinued operations.

Discontinued Operations

Each of the following items are included in Income from Discontinued Operations on the Statement of Operations.

      The Company operated under its former warehouse management software business for a period of 133 days during the nine months ended February 28, 2006, prior to the closing on the sale of such business on October 11, 2005.

      Revenues. Total revenues decreased by $914,003 to $1,843,333 in the nine months ended February 28, 2006, as compared to $2,757,336 in the nine months ended February 28, 2005. Prior to the sale of its former warehouse management software business on October 11, 2005, the Company's revenues were derived from a relatively small number of sales of software licenses, implementation services and maintenance of existing customer sites. Software license fees, service revenues, hardware revenues decreased during the 2006 period as compared to the 2005 period, due to the discontinuation of the Company's core business.

      Cost of Revenues. Total cost of revenues decreased by $335,403 to $851,466 in the nine months ended February 28, 2006, as compared to $1,186,869 in the nine months ended February 28, 2005. As a percentage of revenues, total cost of revenues decreased to approximately 46% in the 2006 period as compared to approximately 43% in the 2005 period.

      Amortization of Software Development Costs. Amortization of software development costs decreased by $360,368 to $208,252 in the nine months ended February 28, 2006, as compared to $568,620 in the nine months ended February 28, 2005. This decrease was primarily due to the discontinuation of the Company's core business.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of salaries for sales, administrative, executive and financial personnel, commissions, travel and promotional expenses, professional fees and insurances, as well as other administrative expenses. Selling, general and administrative expenses decreased by $89,356 to $435,719 in the nine months ended February 28, 2006, as compared to $525,075 in the nine months ended February 28, 2005. This decrease was primarily due to the discontinuation of the Company's core business.

      Income Taxes. During the nine months ended February 28, 2006, a provision for income taxes of $139,158 was recorded based on income from discontinued operations. An additional provision for income taxes of $270,550 was recorded based on the gain on the sale of substantially all of the assets of the Company. During the nine months ended February 28, 2005, a provision for income taxes of $190,709 was recorded based on income from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

      During the fiscal quarter ended February 28, 2006, the Company funded its operations and met its capital expenditure requirements from cash on hand derived from the sale of substantially all of its assets on October 11, 2005. As of February 28, 2006, the Company had $3,161,732 in cash and cash equivalents.

      Net cash provided by operating activities was $437,285 and $838,661 for the nine months ended February 28, 2006 and 2005, respectively. Cash flows from operations decreased in the 2006 period primarily as a result of the asset sale on October 11, 2005.

      During the nine months ended February 28, 2006, the Company expended $7,011 for the purchase of equipment and capitalized $145,186 for software development costs. The Company had proceeds from the sale of assets in the amount of $2,213,909. During the nine months ended February 28, 2005, the Company expended $7,647 for the purchase of equipment and capitalized $534,875 for software development costs.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      During the first quarter of fiscal 2006, the Company was named as a Respondent in an arbitration commenced in London by Robocom UK Ltd. ("UK") under the UNCITRAL arbitration rules. UK alleges that it was terminated without cause by the Company as a non-exclusive distributor in the United Kingdom and Ireland, and it is purportedly seeking damages of (pound)200,000. The Company believes the claim of UK is without merit and intends to defend the claim vigorously. In particular, the Company has denied all claims and has asserted counterclaims alleging that UK was properly terminated and that the Company suffered more than $30,000 in actual damages and in excess of $100,000 in lost opportunities. An arbitrator has been selected and the matter is presently scheduled to proceed to arbitration in London on April 24, 2006.

ITEM 6. EXHIBITS

      The exhibits required by this item are listed on the Exhibit Index attached hereto.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Woodbury, New York, on March 31, 2006.

                              ROBOCOM SYSTEMS INTERNATIONAL INC.


                              By: /s/ Irwin Balaban
                                 --------------------------------
                                      Irwin Balaban
                                      Chief Executive Officer
                                      (Principal Executive Officer, Principal
                                      Accounting Officer and Principal Financial
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