Form 10KSB
period 2006-05-31
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2006-09-13
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB
(Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended May 31, 2006

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from              to                .
                                          --------------  ----------------

                         Commission File Number 0-22735

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
                 (Name of small business issuer in its charter)

             New York                                    11-2617048
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 17 Fairbanks Blvd., Woodbury, New York                      11797
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number: (516) 692-8394

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure is contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year. $1,327,547.

As of September 13, 2006, the issuer had outstanding 4,840,984 shares of its common stock.

As of September 12, 2006, the aggregate market value of the issuer's common stock held by non-affiliates was $515,290 (based upon the closing price of the issuer's common stock on The Over-the-Counter Bulletin Board on such date).

Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

                                     Part I

Item 1. Description of Business.

General

      Robocom Systems International Inc. ("we," "us," "our," or "our company") was incorporated under the laws of the State of New York in 1982. Our company was organized to develop, market and support advanced warehouse management software solutions that enable companies to realize significant cost savings by automating their warehouse operations and providing inventory visibility throughout the supply chain. On October 11, 2005, we sold substantially all of our assets to Avantce RSI, LLC, a Delaware limited liability company, for $2,970,000 in cash, plus a $200,000 promissory note payable over two years. In July 2006, we paid a dividend to our shareholders totaling approximately $2,760,000, which represented approximately 87% of our total assets at that time.

      Since the asset sale on October 11, 2005, we have not engaged in any operations and our business has been dormant. As such, we may presently be defined as a "shell" company, whose sole purpose, at this time, is to locate and consummate a merger with or an acquisition of a private entity.

      We will continue our filing with the Securities and Exchange Commission of reporting documentation and reports in an effort to maximize shareholder value. We believe our best use and primary attraction, as a merger partner or acquisition vehicle, will be our status as a reporting public company. Any business combination or transaction may potentially result in a significant issuance of shares and substantial dilution to our present stockholders.

      The proposed business activities described herein classify us as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any offering of our securities, either debt or equity, until such time as we have successfully implemented our business plan described herein.

      At this time, our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of a corporation whose securities are registered pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We will not restrict our search to any specific business, industry or geographical location and we may participate in a business venture of virtually any kind or nature.

      This discussion of our proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that we may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

      We may seek a business opportunity with entities that have recently commenced operations, or that wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

      We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, and providing liquidity
(subject to restrictions of applicable statutes) for all shareholders, among other factors. Available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

      We have had, and anticipate that we will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, our management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly-registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Current Reports on Form 8-K, Annual Reports on Form 10-KSB and other reports required to be filed under applicable Federal and state securities law, agreements and related reports and documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act. Our officers and directors have not conducted market research and are not aware of statistical data that would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

      Our officers have no experience in managing a shell company similar to ours and will rely upon their own efforts in accomplishing our business purposes. Nevertheless, we anticipate we will locate and make contact with possible target businesses primarily through the efforts of our officers and directors, who will meet personally with existing management and key personnel, visit and inspect material facilities, assets, products and services belonging to such prospects, and undertake such further reasonable investigation as they deem appropriate. Management has a network of business contacts, including our outside lawyers and accountants, and believes that prospective target businesses will be referred to us through this network.

      We also anticipate that prospective target businesses will be brought to our attention from various other non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, and other members of the financial community. We have neither the present intention, nor does the present potential exist for us, to consummate a business combination with a target business in which our management or their affiliates or associates directly or indirectly have a pecuniary interest, although no existing corporate policies would prevent this from occurring. Although there are no current plans to do so, we may engage the services of professional firms that specialize in finding business acquisitions and pay a finder's fee or other compensation. Since we have no current plans to utilize any outside consultants or advisors to assist in creating a business combination, no policies have been adopted regarding the use of such advisors and consultants, the services to be provided, the terms of service, or regarding the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee would be paid in stock and not in cash.

      The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services that may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but that then may be anticipated to impact the proposed activities of our company; the potential for growth or expansion; the potential for profit; the perceived public recognition of, or acceptance of, products, services or trades; name identification; and other relevant factors. Our officers and directors expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, we intend to utilize written reports and investigation to evaluate the above factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction. Our limited funds and the lack of full-time management, however, will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we commit our capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which would be desirable if we had more funds available. We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor or others associated with the business opportunity seeking our participation.

      We will not restrict our search to any specific kind of firm, but we may acquire a venture that is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer. However, we do not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as we have successfully consummated such a merger or acquisition.

      It  is   anticipated   that  we  will  incur   nominal   expenses  in  the
implementation of the business plan described herein. We have limited capital with which to pay these anticipated expenses.

      The time and costs required to select and evaluate a target business (including conducting a due diligence review) and to structure and consummate the business combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state "blue sky" and corporation laws) cannot presently be ascertained with any degree of certainty. Our officers and directors only devote a small portion of their time to the operations of our company, and, accordingly, consummation of a business combination may require a greater period of time than if they devoted their full time to our company's affairs. However, our officers and directors will devote such time as they deem reasonably needed.

      In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. We may also acquire the stock or assets of an existing business. Upon the consummation of a transaction, it is probable that our present management and shareholders will no longer be in control of our company. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our current shareholders or may sell their stock in our company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

   It is anticipated that any securities issued in any such reorganization will be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a "shell" company. Until such time as this occurs, we do not intend to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market that may develop in our securities may have a depressive effect on the value of our securities in the future, if such a market develops, of which there is no assurance.

      As a general rule, federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure a business combination so as to achieve the most favorable tax treatment for us, the target company and their respective stockholders. However, there can be no assurance that the Internal Revenue Service ("IRS") or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated business combination.

      To the extent the IRS or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a business combination, there may be adverse tax consequences to us, the target business and their respective stockholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular business combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

      While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the target business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders. Nonetheless, there can be no assurance that the IRS or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated business combination.

      With respect to any merger or acquisition, negotiations with the target company's management is expected to focus on the percentage of our company that the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest in our company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then shareholders.

      We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

      As stated hereinabove, we will not acquire or merge with any entity that cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. We are subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the affirmative duty to file independent audited financial statements as part of our Current Report on Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the audited financial statements included in our annual report on Form 10-KSB. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management.

      We do not intend to provide our security holders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

      Our company will remain an insignificant participant among the firms that engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our combined extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Employees

      As of September 13, 2006, we did not have any employees, other than our executive officers.

Item 2. Description of Property.

      Our executive office is located in Woodbury, New York in the home office of Irwin Balaban, our Chief Executive Officer and Chairman of our Board of Directors. The Company believes that its existing facilities are sufficient for its current operations.

Item 3. Legal Proceedings.

      As we previously reported, in June 2005, we were named as a Respondent in an arbitration commenced in London by Robocom UK Ltd. ("UK") under the UNCITRAL arbitration rules. UK alleged that it was terminated without cause by our company as a non-exclusive distributor in the United Kingdom and Ireland, and it sought in excess of (pound)200,000 in damages. We vigorously denied those claims and asserted a series of limited counterclaims. At the end of a two-day hearing in London, the arbitrator dismissed all of UK's claims, granted a portion of our counterclaim, and awarded us costs in an amount to be determined. As of September 13, 2006, we are preparing to submit additional papers to the arbitrator to establish the amount due.

Item 4. Submission of Matters to a Vote of Security Holders.

      Our 2006 Annual Meeting of Shareholders was duly held on June 28, 2006. At the meeting, our shareholders (i) elected all four director nominees to the Board of Directors, (ii) approved the amendments to our Articles of Incorporation described below above and (iii) ratified the selection of Eisner & Lubin LLP as our independent accountants for the fiscal year ended May 31, 2006.

      At the 2006 Annual Meeting of Shareholders, our shareholders approved amendments to our Articles of Incorporation to (i) increase our total number of authorized shares of common stock to 125,000,000 shares, (ii) permit our shareholders to act without a meeting by written consent of the holders of less than all of the outstanding shares and (iii) prescribe a majority vote of the outstanding shares for the adoption or approval of a plan of merger or consolidation, the sale, lease, exchange or other disposition of all or substantially all of the assets of our company, or a plan of binding share exchanges.

      The following table sets forth the number of votes cast for, against or withheld as to each proposal, other than the election of directors.

PROPOSAL                                                               FOR         AGAINST      WITHHELD
--------                                                               ---         -------      --------
Amendment to Articles increasing authorized shares:                  4,392,317     128,753        8,300

Amendment to Articles permitting action by written consent
of the holders of less than all of the outstanding shares:           3,518,031     113,416        1,300

Amendment to Articles prescribing majority vote as to certain
transactions:                                                        3,522,301     102,146        8,300

Ratification of independent accountants:                             4,491,824      36,246        1,300

                                     Part II

Item 5. Market for Common Equity and Related Shareholder Matters.

      Our common stock trades on The Over-the-Counter Bulletin Board under the symbol RIMS. The following table represents the high and low price information for our common stock for each quarterly period in fiscal 2005 and 2006.

                                      Fiscal 2005          Fiscal 2006
                                      High        Low      High        Low
                                      ----        ---      ----        ---
         Quarter ended August 31     $0.82      $0.50     $0.89      $0.45
         Quarter ended November 30    0.92       0.57      0.68       0.55
         Quarter ended February 28    0.99       0.65      0.74       0.60
         Quarter ended May 31         0.93       0.63      0.75       0.70

      Quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

      On September 12, 2006, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $0.26.

      As of September 13, 2006, there were 4,840,984 shares of our common stock outstanding held by approximately 30 shareholders of record. Of the 4,840,984 shares, 1,529,200 shares of common stock were held in street name.

      On July 28, 2006, we paid a dividend to our shareholders of record on July 14, 2006 totaling approximately $2,760,000, or $0.57 per share, less any applicable withholding tax.

Item 6. Management's Discussion and Analysis or Plan of Operation.

      Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions, intense competition for the acquisition of businesses, and domestic and foreign government regulations. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Overview

      Prior to the sale of our assets on October 11, 2005, our principal activities included marketing and support of comprehensive warehouse management software systems. We licensed our standard RIMS warehouse management systems; provided related services (including customization and modification, project management, training and implementation) and maintenance support; and sold related third-party hardware products.

      Our total revenues were dependent upon a relatively small number of large sales. We had large contracts with two customers that contributed significantly to our revenues. Revenues from our five largest clients in each of fiscal 2005 and 2006 accounted for approximately 64% and 62% of total revenues, respectively.

      Costs of revenues represented the cost of software modification, system implementation and other services, hardware and maintenance support. Costs of services and costs of maintenance consisted primarily of labor costs for client support, including personnel costs, and costs relating to subcontracted services and overhead. Cost of hardware consisted primarily of the cost of hardware sold by us on behalf of other manufacturers.

      Amortization of software development costs consisted of the amortization of costs of engineering personnel and related development expenses, such as the development of software tools and documentation, capitalized starting at the point technological feasibility is demonstrated. We capitalized $805,602 and $145,186 in fiscal 2005 and 2006, respectively, for software development costs. Research and development costs for these periods were not significant. Amortization of software development costs decreased primarily due to the sale of our assets on October 11, 2005.

      Selling, general and administrative expenses consisted primarily of salaries for sales, marketing, administrative, executive and financial personnel, commissions paid to sales personnel, and travel and promotional expenses.

Results of Operations:

      The following table sets forth, for the periods indicated, certain statement of operations data:

                         (In thousands, except share data)

                                                               Year ended May 31,
                                                           --------------------------
                                                               2005           2006
                                                               ----           ----
Selling, general and administrative expenses ...........   $      (126)   $      (154)

Interest income, net ...................................             6             82
                                                           -----------    -----------
Loss from continuing operations before income taxes ....   $      (120)   $       (72)
                                                           -----------    -----------

Benefit of income taxes ................................            48             29
                                                           -----------    -----------
Loss from continuing operations ........................   $       (72)   $       (43)
                                                           -----------

Income from discontinued operations
   (net of income tax provision of $44 in 2005 and $9 in
    2006 ...............................................   $       575    $       274
Gain on sale of discontinued operations
   (net of $25 income tax provision) ...................            --            652
                                                           -----------    -----------
Net income from discontinued operations ................   $       575    $       926
                                                           -----------    -----------

Net income .............................................   $       503    $       883
                                                           ===========    ===========

Basic and diluted net income (loss) per share:
     Continuing operations, basic and diluted ..........   $     (0.01)   $     (0.01)
                                                           -----------    -----------

     Discontinued operations, basic and diluted ........   $      0.12    $      0.20
                                                           -----------    -----------

Net income per basic and diluted share .................   $      0.11    $      0.19
                                                           ===========    ===========

Weighted average shares outstanding:
   Basic ...............................................     4,525,080      4,547,011
                                                           ===========    ===========
   Diluted .............................................     4,673,412      4,639,749
                                                           ===========    ===========

Comparison of Fiscal Years Ended May 31, 2005 and May 31, 2006

Continuing Operations

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of salaries for financial personnel, professional fees and insurances, as well as other miscellaneous administrative expenses. Selling, general and administrative expenses increased by $28,142 to $153,994 for the year ended May 31, 2006, as compared to $125,852 for the year ended May 31, 2005. This increase was primarily due to increased consulting and professional fees, offset, in part, by a decrease in salaries for general and administrative personnel and other miscellaneous related expenses.

      Interest Income, Net. Interest income increased by $74,292 to $81,498 for the year ended May 31, 2006, as compared to $7,206 for the year ended May 31, 2005. This increase was primarily due to an increase in cash on hand and the type of short-term investments held during the 2006 period. Interest expense decreased by $ 1,018 to $66 for the 2006 period, as compared to $1,084 for the 2005 period. This decrease was primarily due to the repayment of loans payable to Baseboard Investments, LLC.

      Income Taxes. During the fiscal year ended May 31, 2006, an income tax benefit of $29,025 was recorded primarily due to the loss from continuing operations. During the 2005 period, an income tax benefit of $47,892 was recorded primarily due to the loss from continuing operations.

Discontinued Operations

      Each of the following items are included in Income from Discontinued Operations on the Statement of Operations.

      The Company operated under its former warehouse management software business for a period of 133 days during the fiscal year ended May 31, 2006, prior to the closing on the sale of such business on October 11, 2005.

      Revenues. Total revenues decreased by $2,240,866 to $1,327,547 for the year ended May 31, 2006, as compared to $3,568,235 for the year ended May 31, 2005. Prior to the sale of its former warehouse management software business on October 11, 2005, the Company's revenues were derived from a relatively small number of sales of software licenses, implementation services and maintenance of existing customer sites. Software license fees, service revenues, hardware revenues and maintenance revenues decreased during the 2006 period as compared to the 2005 period, due to the discontinuation of the Company's core business.

      Cost of Revenues. Total cost of revenues decreased by $1,147,519 to $371,040 for the fiscal year ended May 31, 2006, as compared to $1,518,559 for the fiscal year ended May 31, 2005. As a percentage of revenues, total cost of revenues decreased to approximately 28% in the 2006 period as compared to approximately 43% in the 2005 period.

      Amortization of Software Development Costs. Amortization of software development costs decreased by $549,907 to $208,252 for the fiscal year ended May 31, 2006, as compared to $758,159 for the fiscal year ended May 31, 2005. This decrease was primarily due to the discontinuation of the Company's core business.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of salaries for sales, administrative, executive and financial personnel, commissions, travel and promotional expenses, professional fees and insurances, as well as other administrative expenses. Selling, general and administrative expenses decreased by $207,773 to $465,282 for the fiscal year ended May 31, 2006, as compared to $673,055 for the fiscal year ended May 31, 2005. This decrease was primarily due to the discontinuation of the Company's core business.

      Income Taxes. During the year ended May 31, 2006, a provision for income taxes of $8,614 was recorded based on income from discontinued operations, offset by a benefit of operating loss carryforwards that had previously been reserved. An additional provision for income taxes of $24,541 was recorded based on the gain on the sale of substantially all of our assets, offset by a benefit of operating loss carryforwards that had previously been reserved. During the year ended May 31, 2005, a provision for income taxes of $43,762 was recorded based on income from discontinued operations, offset by a benefit of operating loss carryforwards that had previously been reserved.

Liquidity and Capital Resources

      During  fiscal  2006,  we  funded  our  operations  and  met  our  capital expenditure requirements from cash on hand derived from the sale of substantially all of our assets on October 11, 2005. As of May 31, 2006, we had $3,130,625 in cash and cash equivalents.

      Net cash provided by operating activities was $996,092 and $301,441 in fiscal 2005 and 2006, respectively. Cash flows from operations decreased in the 2006 period primarily as a result of the asset sale on October 11, 2005.

      We expended $8,333 and $7,011 for the purchase of equipment in fiscal 2005 and 2006, respectively. We capitalized $805,602 and $145,186 in fiscal 2005 and 2006, respectively, for software development costs.

      We believe that our existing cash and cash equivalents will be sufficient to fund our legal, accounting and reporting requirements as a publicly-held company over the next twelve months.

      Inflation and Seasonality

      We did not believe our former operations were materially affected by inflation or seasonality.

Item 7. Financial Statements

                          INDEX TO FINANCIAL STATEMENTS

                                                                             Form 10-KSB
                                                                             Page Numbers
Report of Independent Registered Public Accounting Firm ....................      12

Balance Sheets as of May 31, 2005 and 2006 .................................      13

Statements of Operations for the years ended May 31, 2005 and 2006 .........      14

Statements of Shareholders' Equity for the years ended May 31, 2005 and 2006      15

Statements of Cash Flows for the years ended May 31, 2005 and 2006 .........      16

Notes to Financial Statements ..............................................      17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
  Robocom Systems International Inc.

We have audited the accompanying balance sheets of Robocom Systems International Inc. as at May 31, 2006, and 2005, and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended May 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robocom Systems International Inc. as at May 31, 2006 and 2005, and the results of its operations, and its cash flows for each of the two years in the period ended May 31, 2006 in conformity with accounting principles generally accepted in the United States.


                                         /s/ Eisner & Lubin LLP
                                         ----------------------

New York, New York
   September 13, 2006.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                                               2005               2006
                                                                           ------------       ------------
Assets
Current assets:
     Cash and cash equivalents ......................................      $    662,735       $  3,130,625
     Accounts receivable, less allowance for doubtful accounts of
        $5,800 in 2005 and $7,194 in 2006 ...........................           505,804                 --
     Unbilled revenue ...............................................           155,624                 --
     Deferred taxes .................................................            39,800                 --
     Due from Avantce ...............................................                --            192,000
     Other current assets ...........................................           119,910              1,583
                                                                           ------------       ------------
Total current assets ................................................         1,483,873          3,324,208

Property and equipment, less depreciation of $30,832 in 2005 ........            19,253                 --
Capitalized software, net ...........................................         1,623,675                 --
                                                                           ------------       ------------
Total assets ........................................................      $  3,126,801       $  3,324,208
                                                                           ============       ============

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable ...............................................      $    111,032       $        481
     Accrued expenses ...............................................           162,917             75,000
     Deferred revenue ...............................................           501,110                 --
                                                                           ------------       ------------
Total current liabilities ...........................................           775,059             75,481
                                                                           ------------       ------------

Deferred tax liabilities ............................................            35,670                 --
                                                                           ------------       ------------
Total liabilities ...................................................           810,729             75,481
                                                                           ------------       ------------

Shareholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares authorized;
        None issued .................................................                --                 --
     Common stock, $.01 par value; 10,000,000 shares authorized;
       4,540,984 and 4,640,984 issued and outstanding at May 31, 2005
       and 2006, respectively .......................................            45,410             46,410
     Warrants: 100,000 outstanding at May 31, 2005 ..................           166,728                 --
     Additional paid-in capital .....................................        11,835,846         12,051,574
     Accumulated deficit ............................................        (9,731,912)        (8,849,257)
                                                                           ------------       ------------
Total shareholders' equity ..........................................         2,316,072          3,248,727
                                                                           ------------       ------------
Total liabilities and shareholders' equity ..........................      $  3,126,801       $  3,324,208
                                                                           ============       ============

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS

                                                              For the year ended May 31,
                                                            -----------------------------
                                                                2005              2006
                                                            -----------       -----------
Selling, general and administrative expenses .........      $  (125,852)      $  (153,994)

Interest income, net .................................            6,122            81,432
                                                            -----------       -----------
Loss from continuing operations before income taxes ..         (119,730)          (72,562)

Benefit of income taxes ..............................           47,892            29,025
                                                            -----------       -----------
Loss from continuing operations ......................          (71,838)          (43,537)
                                                            -----------       -----------

Income from discontinued operations
   (net of income tax provision of $43,762 in 2005 and
   $8,614 in 2006) ...................................          574,700           274,359
Gain on sale of discontinued operations
   (net of $24,541 income tax provision) .............               --           651,833
                                                            -----------       -----------
Net income from discontinued operations ..............          574,700           926,192
                                                            -----------       -----------

Net income ...........................................      $   502,862       $   882,655
                                                            ===========       ===========

Basic and diluted net income (loss) per share:
     Continuing operations, basic and diluted ........      $     (0.01)      $     (0.01)
                                                            -----------       -----------

     Discontinued operations, basic and diluted ......      $      0.12       $      0.20
                                                            -----------       -----------

Net income per basic and diluted
     share ...........................................      $      0.11       $      0.19
                                                            ===========       ===========

Weighted average shares outstanding:
   Basic .............................................        4,525,080         4,547,011
                                                            ===========       ===========
   Diluted ...........................................        4,673,412         4,639,749
                                                            ===========       ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                     Common Stock
                            --------------------------------

                                        Par Value                Additional                         Total
                                          $.01                     Paid-In       Accumulated     Shareholders'
                             Shares                 Warrants       Capital          Deficit         Equity
                            ----------------------------------------------------------------------------------
Balance, June 1, 2004 ..    4,495,984    $44,960    $ 166,728     $11,832,246    $(10,234,774)    $1,809,160

Net income .............           --         --           --              --         502,862        502,862

Stock option exercise ..       45,000        450           --           3,600              --          4,050
                            ----------------------------------------------------------------------------------

Balance, May 31, 2005 ..    4,540,984    $45,410    $ 166,728     $11,835,846    $ (9,731,912)    $2,316,072

Net income .............           --         --           --              --         882,655        882,655

Warrant exercise .......      100,000      1,000     (166,728)        215,728              --         50,000
                            ----------------------------------------------------------------------------------

Balance, May 31, 2006 ..    4,640,984    $46,410    $      --     $12,051,574    $ (8,849,257)    $3,248,727
                            ==================================================================================

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS

                                                          For the year ended May 31,
                                                         ---------------------------
                                                            2005            2006
                                                         -----------     -----------
Operating activities
Net income ..........................................    $   502,862     $   882,655
Adjustments to reconcile net income to net
   cash provided by operating activities:
       Depreciation of property and equipment .......         13,662           5,298
       Amortization of software development costs ...        758,160         208,252
       Provision for bad debts ......................          5,800           1,394
       Deferred income taxes ........................         (4,130)          4,130
       Gain on the sale of assets ...................             --        (676,374)
       Changes in operating assets and liabilities,
       net of effects of disposition of net assets:
         Accounts receivable ........................            385         (12,926)
         Unbilled revenue ...........................       (103,870)       (186,029)
         Other current assets .......................         29,545         (17,075)
         Accounts payable ...........................         40,225         (78,434)
         Accrued expenses ...........................        (73,855)          9,029
         Deferred revenue ...........................       (172,692)        161,521
                                                         -----------     -----------
Net cash provided by operating activities ...........        996,092         301,441
                                                         -----------     -----------

Investing activities
Software development costs ..........................       (805,602)       (145,186)
Proceeds from sale of assets, net of related expenses             --       2,268,646
Capital expenditures ................................         (8,333)         (7,011)
                                                         -----------     -----------
Net cash provided by (used in) investing activities .       (813,935)      2,116,449
                                                         -----------     -----------

Financing activities
Loan payable to shareholders ........................        (56,644)             --
Proceeds from warrant exercise ......................             --          50,000
Proceeds from stock option exercise .................          4,050              --
                                                         -----------     -----------
Net cash provided by (used in) financing activities .        (52,594)         50,000
                                                         -----------     -----------

Increase in cash and cash equivalents ...............        129,563       2,467,890
Cash and cash equivalents at beginning of year ......        533,172         662,735
                                                         -----------     -----------
Cash and cash equivalents at end of year ............    $   662,735     $ 3,130,625
                                                         ===========     ===========

Supplemental disclosures of cash flow information:
  Cash paid for interest ............................    $    41,315     $     4,725
                                                         ===========     ===========

Non-cash investing activity:

   Proceeds from sale of assets do not include a.) $523,131 received for the sale of cash and b.) $200,000 receivable under a promissory note.

See accompanying notes.

                       Robocom Systems International Inc.
                        Notes to the Financial Statements

1. Organization and Significant Accounting Policies

Organization

   Robocom Systems International Inc. ("we," "us," "our," or "our company") was incorporated in June 1982 in the State of New York. Prior to the sale of assets on October 11, 2005, we were engaged in the development and marketing of automated warehouse management systems and related software, which is used by various commercial enterprises located in the United States and abroad.

      On October 11, 2005, we sold substantially all of our assets to Avantce RSI, LLC, a Delaware limited liability company, for $2,970,000 in cash, plus a $200,000 promissory note payable over two years. On July 28, 2006, we paid a dividend to our shareholders totaling approximately $2,760,000, which represented approximately 87% of our total assets at that time.

      Since the asset sale on October 11, 2005, we have not engaged in any operations and the business has been dormant. As such, our company may presently be defined as a "shell" company, whose sole purpose, at this time, is to locate and consummate a merger with or an acquisition of a private entity.

Significant Accounting Policies

   Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Revenue Recognition

   Prior to the sale of assets on October 11, 2005, our revenues were derived from software license fees, fees for services, sales of hardware and maintenance contracts. Software license fees included revenue from the licensing of our proprietary RIMS software and revenue from the sublicensing of certain third-party software. Software license fee revenue was recorded when the software was delivered, the license agreement with the client was executed, and collection of the resulting receivable was deemed probable. Service revenues were derived from project management, training, on-site support and implementation services, and, to a lesser extent, from customization and modification of licensed software. The majority of service revenues were recorded when the service was performed. Service revenues for project management and modifications were recorded using the percentage of completion method. Hardware revenues were derived from the sale of products of other manufacturers, including computer hardware, radio frequency equipment, bar code printers and other peripherals. Such revenues were recognized when title to such hardware passed to the client. Clients typically entered into one-year maintenance agreements upon the utilization of RIMS and paid maintenance fees annually or monthly in advance. We recognized revenue from each maintenance agreement ratably over the period covered by the agreement, but were only required to perform maintenance services as and when the client requested them. We recognized revenues, in all periods presented, in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions," which amended paragraphs 11 and 12 of SOP 97-2, to require recognition of revenue using the residual method under certain circumstances.

                       Robocom Systems International Inc.
                  Notes to the Financial Statements (continued)

Software Development Costs

   Prior to the sale of assets on October 11, 2005, software development costs were capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The capitalization of these costs began when a product's technological feasibility had been established, and ended when the product was available for general release to clients. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs required considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Software development costs, including enhancements, were amortized to cost of revenue, using the straight-line method over three years or the expected life of the product, whichever was less. Research and development costs incurred prior to the establishment of technological feasibility were expensed as incurred; such amounts for the periods presented were not significant.

   Cash and Cash Equivalents

   We consider all highly liquid investments, with a maturity of three months or less at the time of purchase, to be cash equivalents.

   Accounts Receivable

   Prior to the sale of assets on October 11, 2005, trade accounts receivable were stated at the amounts management expected to collect from outstanding balances. Management provided for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that were still outstanding after management had used reasonable collection efforts were written off through a charge to the valuation allowance and a credit to trade accounts receivable. Changes in the valuation allowance were not material to the financial statements.

   Property and Equipment

   Prior to the asset sale on October 11, 2005, property and equipment consisted of computers and other office equipment. We depreciated the cost of computers and other office equipment using the straight-line method over the estimated useful lives (three years).

   Basic and Diluted Net Income Per Share

   Basic and diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the periods presented.

   Stock Options

   SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but are required to disclose in the financial statement footnotes, pro forma net income and per share amounts as if we had applied the new method of accounting for all grants made since 1997. SFAS No. 123 also requires increased disclosures for stock-based compensation arrangements. Our company adopted the disclosure requirements of SFAS No. 123.

                       Robocom Systems International Inc.
                  Notes to the Financial Statements (continued)

   In December 2004, the Financial Accounting Standards Board published SFAS No. 123 (Revised), "Share-based Payment" ("SFAS 123R"). Under SFAS 123R, all forms of share-based payments to employees, including employee stock options, would be treated as compensation and recognized in the income statement. SFAS 123R is effective beginning the fourth quarter of fiscal 2006. We do not believe the adoption of SFAS 123R will have a significant effect on our financial statements.

   Income Taxes

   Our company provides for income taxes under SFAS No. 109, "Accounting for Income Taxes," which employs an asset and liability approach in accounting for income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted laws.

   Deferred tax assets or liabilities are recognized for temporary differences that will result in deductible amounts or taxable income in future years and for net operating loss carryforwards. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

   Advertising Costs

   Advertising costs are expensed as incurred.  For the years ended May 31, 2005
and  2006,   these  costs   amounted  to   approximately   $34,000  and  $8,000,
respectively.

   Segment Information

   Prior to the sale of assets on October 11, 2005, we operated in one business segment, as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

   Our revenues, included in discoutinued operations, by geographic markets are summarized below:

                                            2005          2006
                                         ----------    ----------

               Domestic .............    $3,235,163    $1,316,796
               Europe ...............       192,682         4,001
               Pacific ..............        61,300            --
               Other ................        79,090         6,750
                                         ----------    ----------
                                         $3,568,235    $1,327,547
                                         ==========    ==========

   Concentration of Credit Risk

   Prior to the sale of assets on October 11, 2005, our client base was comprised of large clients in diversified industries. Revenues from our five largest clients in fiscal 2005 and 2006 accounted for approximately 64% and 62% of total revenues, respectively.

   We maintain our cash principally at one commercial bank. Cash and cash equivalents at May 31, 2006 includes a U.S. Treasury bill of approximately $2,905,000.

                       Robocom Systems International Inc.
                  Notes to the Financial Statements (continued)

2. Shareholders' Equity

   Warrants

   On May 27, 2003, we issued warrants to purchase 100,000 shares of our common stock at an exercise price of $0.50 per share to Robocom Properties, Inc. ("Properties"), in return for the release of long-term debt in the amount of $161,872 and the related interest of $4,856 owed to Properties under a long-term debt agreement dated May 30, 2002. On May 9, 2006, these warrants were exercised. The shareholders of Properties are also shareholders of our company.

   Stock Option Plan

   We have a Stock Option and Long-term Incentive Compensation Plan (the "Plan"), which, as amended, provides for the issuance of up to 1,150,000 shares of our common stock. Outstanding options were granted at an exercise price equal to or in excess of the prevailing market price on the grant date. These options contain a vesting schedule determined at the date of grant. Incentive stock options are granted to employees. All other options granted, including those granted to directors and consultants, are nonqualified options.

   The following summarizes stock option activity during fiscal 2005 and 2006:

                                                       Weighted-
                                         Shares         Average
                                          under        Exercise
                                         Option          Price
                                        ---------     -----------
               Balance, June 1, 2004      519,000         $0.71
               Granted                    230,000         $0.58
               Cancelled                  (34,000)        $2.63
               Exercised                  (45,000)        $0.09
                                        ---------     ---------
               Balance, May 31, 2005      670,000         $0.61
               Cancelled                 (210,000)        $0.60
                                        ---------     ---------
               Balance, May 31, 2006      460,000         $0.62
                                        =========     =========

   The  options   exercisable  at  2005  and  2006  were  590,000  and  460,000, respectively. The weighted average exercise price of options exercisable at May 31, 2005 and 2006 was $0.61 and $0.62, respectively.

   The weighted-average fair value of options granted during the year ended May 31, 2005 was $0.58 per share. No options were granted during fiscal 2006.

                       Robocom Systems International Inc.
                  Notes to the Financial Statements (continued)

   The following table summarizes information about this plan at May 31, 2006:

                      Options                                Options
                    Outstanding          Weighted          Exercisable
                    -----------           Average          -----------
     Exercise                            Remaining
      Prices           Shares         Contractual Life       Shares
      ------           ------         ----------------       ------

      $0.570          200,000             3.4 years            200,000
      $0.650          260,000             2.6 years            260,000
                   ----------                              -----------
                      460,000                                  460,000
                   ==========                              ===========

   Pro forma information regarding net income and net income per share is required by SFAS No. 123, which also requires that the information be determined as if we had accounted for our employee stock option grants under the fair value method required by SFAS No. 123. The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                     For the year ended May 31,
                                                                2005
                                                                ----
     Expected life..............................               5 years
     Interest rate..............................               1.63%
     Volatility.................................               1.80
     Dividend yield.............................               0%

   If we had recognized compensation cost for stock-based employee compensation in accordance with SFAS No. 123, our net income for the years ended May 31, 2005 and 2006 would have been as follows:

                                                     For the year ended May 31,
                                                         2005           2006
                                                         ----           ----
Pro forma net income:
    As reported .................................       $502,862       $882,655
    Pro forma in accordance with SFAS No. 123 ...       $344,657       $882,655
Pro forma basic and diluted net income per share:
    As reported .................................           $.11           $.19
    Pro forma in accordance with SFAS No. 123 ...           $.08           $.19

   The compensation expense and pro forma net income may not be indicative of amounts to be included in future periods.

   The remaining number of shares reserved for options at May 31, 2006 was 645,000.

                       Robocom Systems International Inc.
                  Notes to the Financial Statements (continued)

3. Detail of Certain Balance Sheet Accounts

   Software Development Costs, net

   Software development costs, net, consisted of the following:

                                               For the year ended May 31,
                                                    2005         2006
                                                    ----         ----

         Software development costs ........     $3,818,773     $   --
         Less accumulated amortization .....     (2,195,098)    $   --
                                                 ----------     ------
                                                 $1,623,675     $   --
                                                 ==========     ======

   We transferred our primary product, RIMS, to Avantce RSI, LLC in the asset sale on October 11, 2005.

   Accrued Expenses

   Accrued expenses consisted of the following:

                                                For the year ended May 31,
                                                     2005       2006
                                                     ----       ----

         Payroll and related taxes .........        $93,701     $   --
         Accrued hardware costs ............         32,019         --
         Accrued interest ..................             --         --
         Professional fees and other .......         37,197     75,000
                                                   --------    -------
                                                   $162,917    $75,000
                                                   ========    =======

4. Employee Benefit Plan

   Prior to the asset sale on October 11, 2005, we had a 401(k) defined contribution plan. This plan covered all employees subject to certain service requirements. Under the terms of the 401(k) plan, we matched 50% of an employee's contribution up to 6% of the participating employee's compensation. Plan expenses for each of the years ended May 31, 2005 and 2006 amounted to $46,000 and $16,000, respectively.

                       Robocom Systems International Inc.
                  Notes to the Financial Statements (continued)

5. Income Taxes

Significant components of our deferred tax assets and liabilities as of May 31, 2005 and 2006 were as follows:

                                              For the year ended May 31,
                                                  2005          2006
                                                  ----          ----
        Deferred tax assets:
           Accrued expenses ...............    $   37,480    $       --
           Allowance for doubtful accounts          2,320         2,878
           Net operating loss carryforwards     2,854,148     1,888,539
                                               ----------    ----------
        Total deferred tax assets .........     2,893,948     1,891,417
        Valuation allowance ...............     2,240,348     1,891,417
                                               ----------    ----------
        Net deferred tax assets ...........       653,600            --
        Deferred tax liabilities: .........                          --
            Software development costs ....       649,470            --
                                               ----------    ----------
        Net deferred tax assets ...........    $    4,130    $       --
                                               ==========    ==========

   The valuation allowance at May 31, 2005 and 2006 was provided because of uncertainty, based on our historical results, with respect to realization of deferred tax assets. The valuation allowance decreased during the years ended May 31, 2005 and 2006 by $199,261 and $348,931, respectively.

   We recognized an income tax benefit on our loss from continuing operations; such benefit was available due to our income from discontinued operations and gain on sale of discontinued operations.

   At May 31, 2006, we had net operating loss carryforwards of approximately $4.7 million for income tax purposes, which may be able to reduce taxable income in future years. The utilization of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Net operating loss carryforwards will expire in various years through May 31, 2022.

   For the nine months ended February 28, 2005 and 2006, we reported an income tax benefit of $190,709 and $405,578, respectively, in computing our net loss from continuing operations. The amounts reported for the years ended May 31, 2005 and 2006 include a reclassification of $159,640 and $387,304, respectively, of such amounts from continuing operations to discontinued operations.

6. Related Party Transactions

   Prior to the asset sale on October 11, 2005, we leased our principal facilities from Properties. The shareholders of Properties are also shareholders of our company. In connection therewith, we incurred expenses of $168,000 and $56,000 in the fiscal years ending 2005 and 2006, respectively.

   As of May 30, 2002, we converted debt incurred under a prior consulting agreement with the chairman of the board and principal shareholder of our company to a promissory note, bearing interest at 3% per annum and maturing on May 30, 2004. As of May 30, 2003, this note was extended until June 30, 2005, under the existing terms. All amounts were repaid during fiscal 2006.

   As of May 30, 2002, we converted debt incurred under a prior consulting agreement with a director and principal shareholder of our company to a promissory note, bearing interest at 3% per annum and maturing on May 30, 2004. As of May 30, 2003, this note was extended until June 30, 2005, under the existing terms. All amounts were repaid during fiscal 2006.

                       Robocom Systems International Inc.
                  Notes to the Financial Statements (continued)

7. Lease Commitments

      We are not currently obligated under any lease.

8. Subsequent Events

      On June 28, 2006, our shareholders approved an increase in our total number of authorized shares to 125,000,000.

      On July 13, 2006, 200,000 shares of our common stock were issued to the directors in connection with stock option exercises.

      On July 28, 2006, we paid a dividend to our shareholders of record on July 14, 2006 totaling approximately $2,760,000, or $0.57 per share, less any applicable withholding tax. This dividend represented approximately 87% of the total assets of our company.

9. Gain Contingency

      In an arbitration case with a former distributor, we were awarded costs in an amount to be determined. We expect that any award would not exceed $150,000. Due to the uncertainty of both the amount and its collectibility, no amounts have been recognized in the financial statements.

Item 8A. Controls and Procedures

      (a) As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and principal accounting officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, our Chief Executive Officer and principal accounting officer concluded that, as of the end of the period, the disclosure controls and procedures were effective in timely alerting him to material information relating to our company required to be included in the reports that are filed and submitted pursuant to the Exchange Act.

      (b) During our fourth fiscal quarter of 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

      The executive officers and directors of our company are as follows:

         Name             Age                               Position
         ----             ---                               --------
Irwin Balaban             74       Chairman of the Board, President and Chief Executive Officer

Robert B. Friedman        67                                 Director

Herbert Goldman           75                                 Director

Lawrence B. Klein         72                                 Director

      Irwin Balaban, a co-founder of our company, has been Chairman of the Board since 1983. From 1983 until his retirement in March 1999, he was President and Chief Executive Officer of our company. Since March 1999, he had been providing consulting services to us. In his capacity as a consultant, in July 2001, Mr. Balaban assumed the offices of President and Chief Executive Officer.

      Robert B. Friedman has been a director since March 2003. Mr. Friedman is currently the principal owner and managing partner of several business ventures, including the Norwich (CT) Comfort Suites Hotel, the Norwich (CT) Navigators - Class AA affiliate of the San Francisco Giants, the Nathan Hale Inn & Conference Center at the University of Connecticut and the Middletown Inn & Conference Center. From 1969 to 1989, Mr. Friedman, a graduate of The Wharton School of the University of PA, was President and a Director of the Middex Development Corporation, a national real estate development company, involved in the development, ownership and management of hotels and office buildings.

      Herbert Goldman, a co-founder of our company, has been a director since 1983. He provided consulting services to us from his retirement in 1996 until May 2000. From 1991 until his retirement, Mr. Goldman had been Executive Vice President - Operations.

      Lawrence B. Klein, a co-founder of our company, has been a director since 1991. He was Executive Vice President - Worldwide from May 1999 until his retirement in May 2000, and from May 2000 to May 2001, provided consulting services to us. From 1991 to May 1999, Mr. Klein was the Executive Vice President, Marketing and Sales.

      All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Executive officers are elected by, and serve at the discretion of, the Board of Directors.

Compliance with Section 16(a) of the Exchange Act

      Based solely upon a review of Forms 3, 4 and 5 furnished to us pursuant to
Section 16(a)-3e of the Securities Act of 1934, we are not aware of any delinquencies for the period ended May 31, 2006. None of Messrs. Balaban, Friedman, Goldman and Klein has filed Forms 3 or 5, if required. We are not aware of the requirement or exemption of any of such individuals to file a Form 5, but notes the absence of any written representation identified in paragraph
(b)(2)(i) of Item 405 of Regulation S-B.

Code of Ethics

      On September 13, 2004, our Board of Directors adopted a Code of Ethics and Business Conduct applicable to all members of the Board of Directors, the executive officers and employees of our company and a Code of Ethics that applies to all financial executives and employees of our company. The Code of Ethics and Business Conduct and the Code of Ethics for Financial Executives and Employees were filed as Exhibits 14.1 and 14.2, respectively, to our Current
Report on Form 8-K as filed with the Securities and Exchange Commission on September 29, 2004 and are incorporated herein by reference.

Committees of the Board of Directors

      The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee is responsible for recommending independent auditors for selection by the Board of Directors, reviewing with the independent auditors the scope and results of the audit engagement, monitoring our financial policies and internal control procedures, and reviewing and monitoring the provisions of non-audit services performed by our independent auditors. The Compensation Committee is responsible for reviewing and recommending  salaries,  bonuses and other  compensation  for our officers.  The
Compensation Committee is also responsible for the administering our stock option plan and for establishing terms and conditions of all stock options granted under this plan. All of the members of the Audit Committee and the Compensation Committee are non-employee directors. Mr. Friedman has been appointed to sit on the audit committee to serve as the audit committee financial expert. Mr. Friedman is considered independent within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers listing standards, as amended.

Item 10. Executive Compensation.

      The following table sets forth all compensation awarded to, earned by or paid to our chief executive officer ("CEO") of our company and our four most highly compensated executive officers, whose salary and bonus exceeded $100,000 in compensation for the last fiscal year (collectively, the "Named Executives"):

                                         SUMMARY COMPENSATION TABLE
                                                                                              Long-Term
                                                   Annual Compensation                   Compensation Awards
                                                                                     Securities
                                                                    Other Annual     Underlying         All Other
 Name and Principal     Fiscal       Salary          Bonuses        Compensation    Options/SARs     Compensation (1)
      Position           Year          ($)             ($)               ($)             (#)               ($)
Irwin Balaban (2)
  President and          2006             $0               $0        $50,000(3)                0              $0
   Chief Executive       2005              0                0              0              60,000               0
   Officer               2004              0                0              0              60,000               0

Judy Frenkel (4)         2006         56,438                0         30,000(5)                0          69,193(6)
  Chief Operating        2005        135,000           13,500              0                   0           4,455
   Officer               2004        128,000                0              0              50,000           3,874

------------------

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

(3)   Represents a one time consulting fee paid to Mr. Balaban.

(4) Ms. Frenkel's employment with the Company was terminated as a result of the asset sale on October 11, 2005.

(5) Represents a one time consulting fee paid after the asset sale on October 11, 2005 and to Ms. Frenkel.

(6)   Includes severance of $67,500 paid to Ms Frenkel.

Stock Options

      The following table sets forth information with respect to fiscal year-ended May 31, 2006 option values.

                                           OPTION YEAR END VALUES

                                                            Number of Securities          Value of Unexercised
                 Shares Acquired                           Underlying Unexercised      In-the-Money Options/SARs
                   on Exercise        Value Realized     Options/SARs at FY-End (#)          at FY-End ($)
       Name            (#)                  ($)          Exercisable/Unexercisable     Exercisable/Unexercisable
Irwin Balaban           --                  --                  125,000 / 0                   $14,800 / 0

Directors' Compensation

      Each non-employee director receives $1,500 for each Board meeting attended and is reimbursed for all out-of-pocket expenses incurred in connection with attendance at meetings of the Board or any committee thereof. Upon election to the Board of Directors, each non-employee director is granted five-year options to purchase 5,000 shares of Common Stock at an exercise price equal to fair market value of our common stock at the date of grant. In addition, directors serving on either the Audit Committee or the Compensation Committee are granted additional five-year options to purchase 2,500 shares our common stock at an exercise price equal to the fair market value of our common stock at the date of grant. These options vest immediately.

      During fiscal 2005, Irwin Balaban, Robert Friedman, Herbert Goldman and Lawrence Klein were each granted five-year options to purchase 50,000 shares of our common stock at an exercise price of $.57 per share. These options vested immediately. No options were granted during fiscal 2006.

Employment and Consulting Agreement

      As of May 30, 2002, we converted debt incurred under a prior consulting agreement with Mr. Balaban to a promissory note, bearing interest at 3% per annum and maturing on May 30, 2004. As of May 30, 2003, this note was extended until June 30, 2005, under the existing terms. All amounts were repaid during fiscal 2006.

      On July 28, 2003, we entered into an agreement with Judy Frenkel, the Chief Operating Officer that pertains to severance compensation payable to Ms. Frankel upon the occurrence of certain employment termination events. This agreement provided Ms. Frenkel with three equal lump sum payments, aggregating fifty percent of her then current rate of annual base salary, upon termination resulting from certain qualifying events, as defined in the agreement. Such qualifying events include but are not limited to, the failure by the surviving corporation to offer employment to Ms. Frenkel following a change of control and the termination of employment of Ms. Frenkel without cause prior to the first anniversary of a change in control of our company. As a result of the asset sale on October 11, 2005, we paid a total of $67,500 to Ms. Frenkel under this agreement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

      The following table sets forth, as of September 13, 2006, the names, addresses and number of shares of common stock beneficially owned by (i) all persons known to our management to be beneficial owners of more than 5% of the outstanding shares of our common stock, (ii) each director of our company, (iii) each named Executive Officer and (iv) all executive officers and directors of our company as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned):

                                                              Number of Shares
                     Name and Address of                        Beneficially           Percentage of Outstanding
                    Beneficial Owner (1)                          Owned (2)           Shares Beneficially Owned (2)
                    --------------------                          ---------           -----------------------------
Irwin Balaban................................................     1,106,100 (3)                   22.52%
Steven N. Bronson............................................       416,757                        8.61%
Robert B. Friedman...........................................       160,000 (4)                    3.26
Herbert Goldman..............................................       999,000 (5)                   20.36
Lawrence B. Klein                                                   754,000 (6)                   15.38
All executive officers and directors as a group (4 persons) .     3,019,100 (7)                   62.37

------------------
(1) The address of each Director is c/o Robocom Systems International Inc., 17 Fairbanks Boulevard, Woodbury, NY 11797. The address of Mr. Bronson is 100 Mill Plain Road, Danbury, CT 06811.

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

(3) Includes 564,000 shares held by I&T Balaban L.P. and 70,000 shares subject to options that are presently exercisable.

(4)   Includes 65,000 shares subject to options that are presently exercisable.

(5) Includes 564,000 shares held by H & N Goldman L.P., 160,000 shares held by the Herbert Goldman Revocable Trust, 160,000 shares held by the Naomi J. Goldman Revocable Trust and 65,000 shares subject to options that are presently exercisable.

(6)   Includes 60,000 shares subject to options that are presently exercisable.

(7)   Includes 260,000 shares subject to options that are presently exercisable.

Securities Authorized for Issuance under Equity Compensation Plans

      Our 1997 Stock Option and Long-term Incentive Compensation Plan is the only compensation plan under which shares of common stock may be issued. We have no equity compensation plans or arrangements that have not been approved by shareholders.

      The following table sets forth information as of May 31, 2006, with respect to the compensation plan under which we are authorized to issue shares of our common stock:

                                            Equity Compensation Plan Information

                                               Number of
                                            securities to be
                                              issued upon            Weighted average             Number of securities
                                              exercise of           exercise price of        remaining for future issuance
                                              outstanding              outstanding             under equity compensation
                                           options, warrants        options, warrants         plans (excluding securities
                                               and rights               and rights             reflected in columns (a))
                                                  (a)                      (b)                            (c)
Equity compensation plans approved
  by security holders .................          460,000                  $  0.61                        645,000
Equity compensation plans not
  approved by security holders ........               --                       --                             --
                                                 -------                  -------                        -------
Total .................................          460,000                  $  0.61                        645,000
                                                 =======                  =======                        =======

Item 12. Certain Relationships and Related Transactions.

      Pursuant to an indemnification agreement, dated August 17, 2005, by and among the Company and Messrs. Irwin Balaban, Chairman of the Board, President and Chief Executive Officer of the Company, Lawrence B. Klein and Herbert Goldman, directors of the Company, the Company agreed to indemnify such persons for any losses they may incur resulting from their agreement to personally indemnify Avantce RSI, LLC for certain losses it may incur in the event of the Company's breach of its representations, warranties and/or covenants set forth in the Asset Purchase Agreement, dated August 17, 2005.

      As of May 30, 2002, the Company converted debt incurred under a prior consulting agreement with Irwin Balaban, Chairman of the Board, President and Chief Executive Officer of the Company, to a promissory note, bearing interest at 3% per annum and maturing on May 30, 2004. As of May 30, 2003, this note was extended until June 30, 2005, under the existing terms. All amounts were repaid during fiscal 2006.

      As of May 30, 2002, the Company converted debt incurred under a prior consulting agreement with Herbert Goldman, a director and principal shareholder of the Company to a promissory note, bearing interest at 3% per annum and maturing on May 30, 2004. As of May 30, 2003, this note was extended until June 30, 2005, under the existing terms. All amounts were repaid during fiscal 2006.

Item 13. Exhibits.

      The exhibits required by this item are listed on the Exhibit Index attached hereto and are either filed herewith or incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

            We incurred $48,000 and $44,000 for the fiscal years ended May 31, 2005 and 2006, respectively, for audit and review services by Eisner and Lubin LLP. Eisner & Lubin LLP has not performed any other services for us not expressly mentioned above.

Board of Directors Pre-Approval

      Our Board of Directors pre-approved the engagement of Eisner & Lubin LLP to act as our independent auditor for the year ended May 31, 2006 and through the completion of our Annual Report on Form 10-KSB for the fiscal year ended May 31, 2007. Our Board of Directors also pre-approved the engagement of Eisner & Lubin LLP to provide the audit and review services described above.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Massapequa, New York, on September 13, 2006.

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

                Signature                                           Title                                  Date
  /s/ Irwin Balaban                         Chairman of the Board and Chief Executive Officer      September 13, 2006
  --------------------------------------    (Principal Executive Officer, Principal Accounting
  Irwin Balaban                             Officer, and Principal Financial Officer)


  /s/ Lawrence B. Klein                     Director                                               September 13, 2006
  --------------------------------------
  Lawrence B. Klein


  /s/ Herbert Goldman                       Director                                               September 13, 2006
  --------------------------------------
  Herbert Goldman


  /s/ Robert B. Friedman                    Director                                               September 13, 2006
  --------------------------------------
  Robert B. Friedman

                                  Exhibit Index

Exhibit
Number                                 Description
------                                 -----------

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

3.4 Amendment dated July 13, 2006 to Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K as filed with the Commission on July 17, 2006 (File No. 0-22735)).

10.1      1997  Stock  Option  and   Long-Term   Incentive   Compensation   Plan
          (incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form SB-2 (Registration No. 333-27587)).

10.2 Stock Purchase Warrant Agreement dated May 27, 2003 between the Company and Robocom Properties, Inc. (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-KSB for the year ended May 31, 2003 as filed with the Commission on August 18, 2003 (File No. 0-22735)).

10.3 Severance Agreement dated July 18, 2003 between the Company and Judy Frenkel (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the year ended May 31, 2003 as filed with the Commission on August 18, 2003 (File No. 0-22735)).

10.4 Indemnification Agreement dated as of August 17, 2005, among the Company, Irwin Balaban, Herbert Goldman and Lawrence B. Klein (incorporated herein by reference to Exhibit to the Company's Annual Report on Form 10-KSB for the year ended May 31, 2005 as filed with the Commission on August 26, 2005 (File No. 022735).

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