Form 10QSB
period 2006-08-31
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2006-10-16
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________.

Commission File Number 0-22735 ROBOCOM SYSTEMS INTERNATIONAL INC. (Name of small business issuer as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	11-2617048 (I.R.S. Employer Identification No.)

17 Fairbanks Boulevard, Woodbury, NY 11797
(Address of principal executive offices)

516-692-8394
(Issuer’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of October 16, 2006 4,840,984 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one):        Yes ☐  No ☒

ROBOCOM SYSTEMS INTERNATIONAL INC.

FORM 10-QSB

INDEX

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROBOCOM SYSTEMS INTERNATIONAL INC.

BALANCE SHEETS

	August 31, 2006	May 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 437,742	$ 3,130,625
Accounts receivable, net	—	—
Due from Avantcé	192,000	192,000
Other current assets	10,000	1,583

Total assets	$ 639,742	$ 3,324,208

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$ —	$ 481
Accrued expenses	58,750	75,000

Total liabilities	58,750	75,481

Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized;
None issued	—	—
Common stock, $.01 par value; 10,000,000 shares
authorized; 4,840,984 and 4,640,984 issued and
outstanding at August 31, 2006 and May 31, 2006,
respectively	48,410	46,410
Additional paid-in capital	12,163,574	12,051,574
Accumulated deficit	(11,630,992)	(8,849,257)

Total shareholders’ equity	580,992	3,248,727

Total liabilities and shareholders’ equity	$ 639,742	$ 3,324,208

See accompanying notes.

3

ROBOCOM SYSTEMS INTERNATIONAL INC.

STATEMENTS OF OPERATIONS (unaudited)

	Three months ended August 31,
	2006	2005

Selling, general and administrative expenses	$ (43,503)	$ (31,844)

Interest income, net	21,130	2,069

Loss from continuing operations before income taxes	(22,373)	(29,775)

Benefit of income taxes	—	11,910

Loss from continuing operations	(22,373)	(17,865)

Income from discontinued operations (including
income tax benefit of $97,834 in 2005)	—	153,130

Net (loss) income	$ (22,373)	$ 135,265

Basic and diluted net (loss) income per share:
Continuing operations, basic and diluted	$ (0.005)	$ (0.004)

Discontinued operations, basic and diluted	$ —	$ 0.034

Net income per basic share	$ (0.005)	$ 0.030

Net income per diluted share	$ (0.005)	$ 0.029

Weighted average shares outstanding:
Basic	4,747,506	4,540,984

Diluted	4,747,506	4,708,744

See accompanying notes. 4

ROBOCOM SYSTEMS INTERNATIONAL INC.

STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended August 31,
	2006	2005
Operating activities
Net (loss) income	$ (22,373)	$ 135,265
Adjustments to reconcile net (loss) income to net
cash (used in) provided by operating activities:
Depreciation of property and equipment	—	3,934
Deferred income tax benefit	—	(109,744)
Amortization of software development costs	—	168,854
Changes in operating assets and liabilities:
Accounts receivable	—	(204,438)
Unbilled revenue	—	3,834
Other current assets	(8,417)	(31,817)
Accounts payable	(481)	11,454
Accrued expenses	(16,250)	10,826
Deferred revenue	—	246,191

Net cash (used in) provided by operating activities	(47,521)	234,359

Investing activities
Software development costs	—	(110,493)
Capital expenditures	—	(5,874)

Net cash used in investing activities	—	(116,367)

Financing activities
Distribution to shareholders	(2,759,361)	—
Proceeds from stock option exercise	114,000	—

Net cash used in financing activities	(2,645,361)	—

(Decrease) increase in cash and cash equivalents	(2,692,882)	117,992
Cash and cash equivalents at beginning of period	3,130,625	662,735

Cash and cash equivalents at end of period	$ 437,743	$ 780,727

See accompanying notes. 5

ROBOCOM SYSTEMS INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.        Background and Basis of Financial Statement Presentation

            The accompanying unaudited financial statements of Robocom Systems Internatonal Inc. (“we,” “us,” “our,” or “our company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

            Robocom Systems International Inc. was incorporated under the laws of the State of New York in 1982. Our company was organized to develop, market and support advanced warehouse management software solutions that enable companies to realize significant cost savings by automating their warehouse operations and providing inventory visibility throughout the supply chain. On October 11, 2005, we sold substantially all of our assets to Avantce RSI, LLC (“Avantce”), a Delaware limited liability company, for $2,970,000 in cash, plus a $200,000 promissory note payable over two years. In July 2006, we paid a dividend to our shareholders totaling approximately $2,760,000, which represented approximately 87% of our total assets at that time.

            Since the asset sale on October 11, 2005, we have not engaged in any operations and our business has been dormant. As such, we may presently be defined as a “shell” company, whose sole purpose, at this time, is to locate and consummate a merger with or an acquisition of a private entity.

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

            The balance sheet at May 31, 2006 has been derived from the audited financial statements at that date but, as presented, does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

            Operating results for the three-month period ended August 31, 2006 are not necessarily indicative of the results that may be expected for the year ending May 31, 2007. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended May 31, 2006.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements in this Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions, intense competition for the acquisition of businesses, and domestic and foreign government regulations. The words “believe,” “expect,” “anticipate,” “intend” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Overview

            On October 11, 2005, we sold substantially all of our assets to Avantce RSI, LLC, a Delaware limited liability company, for $2,970,000 in cash, plus a $200,000 promissory note payable over two years. On July 28, 2006, we paid a dividend to our shareholders totaling approximately $2,760,000, which represented approximately 87% of our total assets at that time.

            Since the asset sale on October 11, 2005, we have not engaged in any operations and the business has been dormant. As such, our company may presently be defined as a “shell” company, whose sole purpose, at this time, is to locate and consummate a merger with or an acquisition of a private entity.

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

Three Months ended August 31, 2006 compared to the three months ended August 31, 2005.

Continuing Operations

Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of salaries for financial personnel, professional fees and insurances, as well as other miscellaneous administrative expenses. Selling, general and administrative expenses increased by $11,659 to $43,503 in the three months ended August 31, 2006, as compared to $31,844 in the three months ended

August 31, 2005. This increase was primarily due to increased professional and consulting fees related to the contemplation of possible merger candidates.

            Interest Income, Net. Interest income increased to $21,130 in the three months ended August 31, 2006, as compared to $2,120 in the three months ended August 31, 2005. This increase was primarily due to an increase in cash on hand and the type of short-term investments held during the three months ended August 31, 2006. Interest expense was $51 in the three months ended August 31, 2005.

            Income Taxes. No provision or benefit for income taxes was reflected in the 2006 period, as the benefit of operating loss carryforwards has been reserved. During the three months ended August 31, 2005, an income tax benefit in the amount of $11,910 was recorded due to the loss from continuing operations.

Discontinued Operations

Each of the following items is included in Income from Discontinued Operations on the Statement of Operations.

            Revenues.  We did not record any revenues related to our discontinued operations during the three months ended August 31, 2006, as compared to $1,051,133 in the three months ended August 31, 2005. Prior to the sale of our warehouse management software business on October 11, 2005, our revenues were derived from a relatively small number of sales of software licenses, implementation services and maintenance of existing customer sites.

            Cost of Revenues.  We did not record any cost of revenues related to our discontinued operations during the three months ended August 31, 2006, as compared to $524,236 in the three months ended August 31, 2005. As a percentage of revenues, total cost of revenues was approximately 50% in the 2005 period.

            Amortization of Software Development Costs.  We did not record any amortization of software development costs related to our discontinued operations during the three months ended August 31, 2006, as compared to $168,854 in the three months ended August 31, 2005.

            Selling, General and Administrative Expenses.   Selling, general and administrative expenses consisted of salaries for sales, administrative, executive and financial personnel, commissions, travel and promotional expenses, professional fees and insurances, as well as other administrative expenses. We did not record any selling, general and administrative expenses related to our discontinued operations during the three months ended August 31, 2006, as compared to $302,747 in the three months ended August 31, 2005.

            Income Taxes.  We did not record any provision or benefit for income taxes in the 2006 period. During the three months ended August 31, 2005, an income tax benefit of $97,834 was recorded based on income from discontinued operations, as well as the benefit of operating loss carryforwards that had previously been reserved.

LIQUIDITY AND CAPITAL RESOURCES

            During the fiscal quarter ended August 31, 2006, we funded our operations from cash on hand derived from the sale of substantially all of our assets on October 11, 2005. As of August 31, 2006, we had $437,742 in cash and cash equivalents.

            Net cash used in operating activities was $47,521 for the three months ended August 31, 2006. Net cash provided by operating activities was $234,359 for the three months ended August 31, 2005. Cash flows from operations decreased in the 2006 period primarily as a result of the asset sale on October 11, 2005.

            We did not purchase any equipment in the fiscal quarter ended August 31, 2006. During the three months ended August 31, 2005, we expended $5,874 for the purchase of equipment and capitalized $110,493 of software development costs.

            On July 28, 2006, we paid a dividend to our shareholders of record on July 14, 2006 totaling approximately $2,760,000, or $0.57 per share, less any applicable withholding tax.

            We believe that our existing cash and cash equivalents will be sufficient to fund our legal, accounting and reporting requirements as a publicly-held company over the next twelve months.

ITEM 3.   CONTROLS AND PROCEDURES

(a)

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and principal accounting officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluation, our Chief Executive Officer and principal accounting officer concluded that, as of the end of the period, the disclosure controls and procedures were effective in timely alerting him to material information relating to our company required to be included in the reports that are filed and submitted pursuant to the Exchange Act.

(b)

During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

            As we previously reported, in June 2005, we were named as a Respondent in an arbitration commenced in London by Robocom UK Ltd. (“UK”) under the UNCITRAL arbitration rules. UK alleged that it was terminated without cause by our company as a non-exclusive distributor in the United Kingdom and Ireland, and it sought in excess of £200,000 in damages. We vigorously denied those claims and asserted a series of limited counterclaims. At the end of a two-day hearing in London, the arbitrator dismissed all of UK’s claims, granted a portion of our counterclaim, and awarded us costs in an amount to be determined. As of October 16, 2006, we are awaiting a decision from the arbitrator on our request for fees and on UK’s request for certain costs, which we expect will be offset in full by the amount of fees to be awarded to us.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Our 2006 Annual Meeting of Shareholders was duly held on June 28, 2006. A description of the matters voted upon at the meeting and the other information required by this Item were previously reported in Part I , Item 4 of our Annual Report on Form 10-KSB for our fiscal year ended May 31, 2006, as filed with the Commission on September 13, 2006. The disclosures in Part I, Item 4 of our Annual Report are incorporated herein by reference.

ITEM 6.    EXHIBITS

            The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Massapequa, New York, on October 16, 2006.

ROBOCOM SYSTEMS INTERNATIONAL INC. By: /s/Irwin Balaban Irwin Balaban Chief Executive Officer (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of our Chief Executive Officer and Principal Financial and Accounting Officer, Irwin Balaban, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer and Principal Financial and Accounting Officer, Irwin Balaban, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

