Form 10KSB/A
period 2006-05-31
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2006-12-04
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
                                 Amendment No. 1
(Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended May 31, 2006

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______________ to _______________.

                         Commission File Number 0-22735

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
                 (Name of small business issuer in its charter)

                 New York                               11-2617048
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

 17 Fairbanks Boulevard, Woodbury, NY 11797                11758
  (Address of principal executive offices)               (Zip Code)

Issuer's telephone number: 516-692-8394

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

Explanatory Note Regarding Amendment. We are filing this amendment to our Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006 in order to file as an exhibit thereto the consent of our independent registered accountants, which was omitted from the original filing. The Exhibit Index has also been amended to include such consent.

                                    PART III

Item 13. Exhibits.

            The exhibits required by this item are listed on the Exhibit Index attached hereto and are either filed herewith or incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-KSB/A to be signed on its behalf by the undersigned thereunto duly authorized, in Massapequa, New York, on December 5, 2006.

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

              Signature                                           Title                                Date
/s/Irwin Balaban                          Chairman of the Board and Chief Executive Officer      December 5, 2006
--------------------------------------    (Principal Executive Officer, Principal Accounting
Irwin Balaban                             Officer, and Principal Financial Officer)

/s/Lawrence B. Klein                      Director                                               December 5, 2006
--------------------------------------
Lawrence B. Klein

/s/Herbert Goldman                        Director                                               December 5, 2006
--------------------------------------
Herbert Goldman

/s/Robert B. Friedman                     Director                                               December 5, 2006
--------------------------------------
Robert B. Friedman

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

23.2        Consent of Eisner & Lubin LLP, independent registered accountants.

31.1 Certification of the Company's Chief Executive Officer and principal accounting officer, Irwin Balaban, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.1 to the Company's Annual Report on Form 10-KSB for the year ended May 31, 2006 as filed with the Commission on September 13, 2006).

32.1 Certification of the Company's Chief Executive Officer and principal accounting officer, Irwin Balaban, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 to the Company's Annual Report on Form 10-KSB for the year ended May 31, 2006 as filed with the Commission on September 13, 2006).