Form 10QSB
period 2006-11-30
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2007-01-08
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)
      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended November 30, 2006

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
(State or other jurisdiction                (I.R.S. Employer Identification No.)
     of incorporation or
       organization)

                   17 Fairbanks Boulevard, Woodbury, NY 11797
                    (Address of principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

As of January 8, 2007, 4,840,984 shares of the registrant's common stock were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes |_|  No |X|

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                   FORM 10-QSB

                                      INDEX

PART I.  Financial Information

                                                                           Page
Item 1.  Financial Statements:                                              No.

         Balance Sheets - November 30, 2006 and May 31, 2006 ...........    3

         Statements of Operations - Three months ended November 30, 2006
         and November 30, 2005 .........................................    4

         Statements of Operations - Six months ended November 30, 2006
         and November 30, 2005 .........................................    5

         Statements of Cash Flows - Six months ended November 30, 2006
         and November 30, 2005 .........................................    6

         Notes to Financial Statements .................................    7

Item 2.  Management's Discussion and Analysis or Plan of Operation .....    8

Item 3.  Controls and Procedures .......................................   11

PART II. Other Information:

Item 1.  Legal Proceedings .............................................   12

Item 6.  Exhibits ......................................................   12

Signatures .............................................................   12

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                 BALANCE SHEETS


                                                                   November 30, 2006    May 31, 2006
                                                                   -----------------    ------------
                                                                      (unaudited)
Assets
Current assets:
    Cash and cash equivalents ..................................     $     474,375      $  3,130,625
    Accounts receivable, net ...................................                --                --
    Due from Avantce ...........................................            97,939           192,000
    Other current assets .......................................             7,000             1,583

                                                                     -------------      ------------
Total assets ...................................................     $     579,314      $  3,324,208
                                                                     =============      ============


Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable ...........................................     $          --      $        481
    Accrued expenses ...........................................            35,535            75,000

                                                                     -------------      ------------
Total liabilities ..............................................            35,535            75,481
                                                                     -------------      ------------


Shareholders' equity:
    Preferred stock, $ 01 par value; 1,000,000 shares authorized;
      None issued ..............................................                --                --

    Common stock, $ 01 par value; 10,000,000 shares
     authorized; 4,840,984 and 4,640,984 issued and
     outstanding at November 30, 2006 and May 31, 2006,
     respectively ..............................................            48,410            46,410
    Additional paid-in capital .................................        12,163,574        12,051,574
    Accumulated deficit ........................................       (11,668,205)       (8,849,257)
                                                                     -------------      ------------
Total shareholders' equity .....................................           543,779         3,248,727
                                                                     -------------      ------------
Total liabilities and shareholders' equity .....................     $     579,314      $  3,324,208
                                                                     =============      ============

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                    Three months ended November 30,
                                                    -------------------------------

                                                          2006           2005
                                                      -----------    -----------
Selling, general and administrative expenses ......   $   (40,656)   $   (26,035)

Interest income, net ..............................         3,442          4,128
                                                      -----------    -----------
Loss from continuing operations before income taxes       (37,214)       (21,907)

Benefit of income taxes ...........................            --          8,763
                                                      -----------    -----------
Loss from continuing operations ...................       (37,214)       (13,144)
                                                      -----------    -----------

Income from discontinued operations (net of $39,709
   income tax provision in 2005) ..................            --        280,527
Gain on sale of discontinued operations (net of
       $82,928 income tax provision in 2005) ......            --        593,446
                                                      -----------    -----------
Net income from discontinued operations ...........            --        873,973

                                                      -----------    -----------
Net (loss) income .................................   $   (37,214)   $   860,829
                                                      ===========    ===========

Basic and diluted net (loss) income per share:

    Continuing operations, basic and diluted ......   $     (0.01)   $     (0.00)
                                                      -----------    -----------
    Discontinued operations, basic and diluted ....   $        --    $      0.19
                                                      -----------    -----------

Net (loss) income per basic and diluted share .....   $     (0.01)   $      0.19
                                                      ===========    ===========

Weighted average shares outstanding:
 Basic ............................................     4,840,984      4,540,984
                                                      ===========    ===========
 Diluted ..........................................     4,840,984      4,583,861
                                                      ===========    ===========

  See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     Six months ended November 30,
                                                     -----------------------------

                                                          2006           2005
                                                      -----------    -----------
Selling, general and administrative expenses ......   $   (84,159)   $   (57,879)
Interest income, net ..............................        24,572          6,197
                                                      -----------    -----------
Loss from continuing operations before benefit of
  income taxes ....................................       (59,587)       (51,682)
Benefit of income taxes ...........................            --         20,673
                                                      -----------    -----------
Loss from continuing operations ...................       (59,587)       (31,009)

Income from discontinued operations
 (net of $9,430 income tax provision in 2005) .....            --        366,100
Gain on sale of discontinued operations
 (net of $15,373 income tax provision in 2005) ....            --        661,001
                                                      -----------    -----------
Net income from discontinued operations ...........            --      1,027,101
                                                      -----------    -----------

Net (loss) income .................................   $   (59,587)   $   996,092
                                                      ===========    ===========

Basic and diluted net (loss) income per share:
    Continuing operations, basic and diluted ......   $     (0.01)   $     (0.01)
                                                      -----------    -----------

    Discontinued operations, basic ................            --    $      0.23
                                                      -----------    -----------
    Discontinued operations, diluted ..............            --    $      0.22
                                                      -----------    -----------

Net (loss) income per basic share .................   $     (0.01)   $      0.22
                                                      ===========    ===========
Net (loss) income per diluted share ...............   $     (0.01)   $      0.21
                                                      ===========    ===========

Weighted average shares outstanding:
 Basic ............................................     4,793,989      4,540,984
                                                      ===========    ===========
 Diluted ..........................................     4,793,989      4,646,303
                                                      ===========    ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                       Six months ended November 30,
                                                       -----------------------------

                                                            2006           2005
                                                        -----------    -----------
Operating activities
Net (loss) income ...................................   $   (59,587)   $   996,092
  Adjustments to reconcile net (loss) income to net
   cash (used in) provided by operating activities:
     Depreciation of property and equipment .........            --          5,298
     Deferred income tax benefit ....................            --          4,130
     Gain on the sale of assets .....................                     (676,374)
     Amortization of software development costs .....            --        208,252
     Changes in operating assets and liabilities:
       Accounts receivable ..........................            --        (12,926)
       Unbilled revenue .............................            --       (186,029)
       Other current assets .........................        (5,417)       (35,725)
       Accounts payable .............................          (481)        32,365
       Accrued expenses .............................       (39,465)         9,571
       Deferred revenue .............................            --        161,521
                                                        -----------    -----------
Net cash (used in) provided by operating activities .      (104,950)       506,175
                                                        -----------    -----------
Investing activities
Software development costs ..........................            --       (145,186)
Capital expenditures ................................            --         (7,011)
Proceeds from sale of assets, net of related expenses        94,061      2,021,777
                                                        -----------    -----------
Net cash provided by investing activities ...........        94,061      1,869,580
                                                        -----------    -----------
Financing activities
Distribution to shareholders ........................    (2,759,361)            --
Proceeds from stock option exercises ................       114,000             --
                                                        -----------    -----------
Net cash used in financing activities ...............    (2,645,361)            --
                                                        -----------    -----------

(Decrease) increase in cash and cash equivalents ....    (2,656,250)     2,375,755
Cash and cash equivalents at beginning of period ....     3,130,625        662,735
                                                        -----------    -----------
Cash and cash equivalents at end of period ..........   $   474,375    $ 3,038,490
                                                        ===========    ===========


See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (unaudited)

1. Background and Basis of Financial Statement Presentation

      The accompanying unaudited financial statements of Robocom Systems Internatonal Inc. ("we," "us," "our," or "our company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

      Robocom Systems International Inc. was incorporated under the laws of the State of New York in 1982. Our company was organized to develop, market and support advanced warehouse management software solutions that enable companies to realize significant cost savings by automating their warehouse operations and providing inventory visibility throughout the supply chain. On October 11, 2005, we sold substantially all of our assets to Avantce RSI, LLC ("Avantce"), a Delaware limited liability company, for $2,970,000 in cash, plus a $200,000 promissory note payable over two years. In July 2006, we paid a dividend to our shareholders totaling approximately $2,760,000, which represented approximately 87% of our total assets at that time.

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

      Operating results for the three and six -month periods ended November 30, 2006 are not necessarily indicative of the results that may be expected for the year ending May 31, 2007. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended May 31, 2006.

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

      Our total revenues were dependent upon a relatively small number of large sales. We had large contracts with two customers that contributed significantly to our revenues. Revenues from our five largest clients in fiscal 2006 accounted for approximately 62% of total revenues.

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

      Amortization of software development costs consisted of the amortization of costs of engineering personnel and related development expenses, such as the development of software tools and documentation, capitalized starting at the point technological feasibility is demonstrated. We capitalized $145,186 in fiscal 2006 for software development costs. Research and development costs for this period were not significant. Amortization of software development costs decreased primarily due to the sale of our assets on October 11, 2005.

      Selling, general and administrative expenses consisted primarily of salaries for sales, marketing, administrative, executive and financial personnel, commissions paid to sales personnel, and travel and promotional expenses.

Three Months ended November 30, 2006 compared to the three months ended November 30, 2005.

Continuing Operations

Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of salaries for financial personnel, professional fees and insurances, as well as other miscellaneous administrative expenses. Selling, general and administrative expenses increased by $14,621 to $40,656 in the three months ended November 30, 2006, as compared to $26,035 in the three months ended

November 30, 2005. This increase was primarily due to increased professional and consulting fees related to the contemplation of possible merger candidates.

      Interest Income, Net. Interest income decreased to $3,442 in the three months ended November 30, 2006, as compared to $4,128 in the three months ended November 30, 2005. This decrease was primarily due to a decrease in cash on hand and the type of short-term investments held during the three months ended November 30, 2006.

      Income Taxes. No provision or benefit for income taxes was reflected in the 2006 period, as the benefit of operating loss carryforwards has been reserved. During the three months ended November 30, 2005, an income tax benefit in the amount of $8,763 was recorded due to the loss from continuing operations.

Discontinued Operations

Each of the following items is included in Income from Discontinued Operations on the Statement of Operations.

      Revenues. We did not record any revenues related to our discontinued operations during the three months ended November 30, 2006, as compared to $792,201 in the three months ended November 30, 2005. Prior to the sale of our warehouse management software business on October 11, 2005, our revenues were derived from a relatively small number of sales of software licenses, implementation services and maintenance of existing customer sites.

      Cost of Revenues. We did not record any cost of revenues related to our discontinued operations during the three months ended November 30, 2006, as compared to $217,485 in the three months ended November 30, 2005. As a percentage of revenues, total cost of revenues was approximately 27% in the 2005 period.

      Amortization of Software Development Costs. We did not record any amortization of software development costs related to our discontinued operations during the three months ended November 30, 2006, as compared to $39,398 in the three months ended November 30, 2005.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of salaries for sales, administrative, executive and financial personnel, commissions, travel and promotional expenses, professional fees and insurances, as well as other administrative expenses. We did not record any selling, general and administrative expenses related to our discontinued operations during the three months ended November 30, 2006, as compared to $215,082 in the three months ended November 30, 2005.

      Income Taxes. We did not record any provision or benefit for income taxes in the 2006 period. During the three months ended November 30, 2005, a provision for income taxes of $39,709 was recorded based on income from discontinued operations, offset by a benefit of operating loss carryforwards that had previously been reserved. An additional provision for income taxes of $82,928 was recorded based on the gain on the sale of substantially all of the assets of the Company, offset by a benefit of operating loss carryforwards that had previously been reserved.

Comparison of Six Months Ended November 30, 2006 and November 30, 2005

Continuing Operations

Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of salaries for financial personnel, professional fees and insurances, as well as other miscellaneous administrative expenses. Selling, general and administrative expenses increased by $26,280 to $84,159 in the six months ended November 30, 2006, as compared to $57,879 in the six months ended November 30, 2005. This increase was primarily due to increased professional and consulting fees related to the contemplation of possible merger candidates.

      Interest Income, Net. Interest income increased to $24,572 in the six months ended November 30, 2006, as compared to $6,197 in the six months ended November 30, 2005. This increase was primarily due to an increase in cash on hand as a result of the sale of assets and the type of short-term investments held during the six months ended November 30, 2006. Interest expense was $66 in the six months ended November 30, 2005.

      Income Taxes. No provision or benefit for income taxes was reflected in the 2006 period, as the benefit of operating loss carryforwards has been reserved. During the six months ended November 30, 2005, an income tax benefit in the amount of $20,673 was recorded due to the loss from continuing operations.

Discontinued Operations

Each of the following items is included in Income from Discontinued Operations on the Statement of Operations.

      Revenues. We did not record any revenues related to our discontinued operations during the six months ended November 30, 2006, as compared to $1,843,333 in the six months ended November 30, 2005. Prior to the sale of our warehouse management software business on October 11, 2005, our revenues were derived from a relatively small number of sales of software licenses, implementation services and maintenance of existing customer sites.

      Cost of Revenues. We did not record any cost of revenues related to our discontinued operations during the six months ended November 30, 2006, as compared to $851,466 in the six months ended November 30, 2005. As a percentage of revenues, total cost of revenues was approximately 46% in the 2005 period.

      Amortization of Software Development Costs. We did not record any amortization of software development costs related to our discontinued operations during the six months ended November 30, 2006, as compared to $208,252 in the six months ended November 30, 2005.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of salaries for sales, administrative, executive and financial personnel, commissions, travel and promotional expenses, professional fees and insurances, as well as other administrative expenses. We did not record any selling, general and administrative expenses related to our discontinued operations during the six months ended November 30, 2006, as compared to $408,085 in the six months ended November 30, 2005.

      Income Taxes. We did not record any provision or benefit for income taxes in the 2006 period. During the six months ended November 30, 2005, a provision for income taxes of $9,430 was recorded based on income from discontinued operations, offset by a benefit of operating loss carryforwards that had previously been reserved. An additional provision for income taxes of $15,373 was recorded based on the gain on the sale of substantially all of the assets of the Company, offset by a benefit of operating loss carryforwards that had previously been reserved.

LIQUIDITY AND CAPITAL RESOURCES

      During the six months ended November 30, 2006, we funded our operations from cash on hand derived from the sale of substantially all of our assets on October 11, 2005. As of November 30, 2006, we had $474,375 in cash and cash equivalents.

      Net cash used in operating activities was $104,950 for the six months ended November 30, 2006. Net cash provided by operating activities was $506,175 for the six months ended November 30, 2005. Cash flows from operations decreased in the 2006 period primarily as a result of the asset sale on October 11, 2005.

      We did not purchase any equipment in the six months ended November 30, 2006. During the six months ended November 30, 2005, we expended $7,011 for the purchase of equipment and capitalized $145,186 of software development costs and had proceeds from the sale of assets in the amount of $2,021,777.

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

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

      As we previously reported, in June 2005, we were named as a Respondent in an arbitration commenced in London by Robocom UK Ltd. ("UK") under the UNCITRAL arbitration rules. UK alleged that it was terminated without cause by our company as a non-exclusive distributor in the United Kingdom and Ireland, and it sought in excess of (pound)200,000 in damages. We vigorously denied those claims and asserted a series of limited counterclaims. At the end of a two-day hearing in London, the arbitrator dismissed all of UK's claims, granted a portion of our counterclaim, and awarded us costs in an amount to be determined. As of January 8, 2007, we are awaiting the release of a decision from the arbitrator on our request for fees and on UK's request for certain costs, which we expect will be offset in full by the amount of fees to be awarded to us.

ITEM 5. OTHER INFORMATION

      On September 1, 2006, we entered into a one-year consulting agreement with Irwin Balaban, our Chairman of the Board. Under this agreement, Mr. Balaban will assume the role of President and Chief Executive Officer of our company. Mr. Balaban will receive approximately $42,000, payable monthly, under this agreement.

ITEM 6. EXHIBITS

      The exhibits required by this item are listed on the Exhibit Index attached hereto.


                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Massapequa, New York, on January 8, 2007.

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


        10.1 Consulting Agreement dated September 1, 2006 between our company and Irwin Balaban.

        31.1 Certification of our Chief Executive Officer and Principal Financial and Accounting Officer, Irwin Balaban, pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Certification of our Chief Executive Officer and Principal Financial and Accounting Officer, Irwin Balaban, pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.