Form 10QSB
period 2007-02-28
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2007-04-10
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended February 28, 2007

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ____________.

                         Commission File Number 0-22735

                                 --------------

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

As of April 10, 2007 4,840,984 shares of the registrant's common stock were outstanding.

Transitional Small Business Disclosure Format (check one);   Yes |_|  No |X|

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                   FORM 10-QSB

                                      INDEX

PART I.  Financial Information

                                                                                  Page
                                                                                   No.
Item 1.  Financial Statements:

         Balance Sheets - February 28, 2007 and May 31, 2006 ..................     3

         Statements of Operations - Three months ended February 28, 2007 and
         February 28, 2006 ....................................................     4

         Statements of Operations - Nine months ended February 28, 2007 and
         February 28, 2006 ....................................................     5

         Statements of Cash Flows - Nine months ended February 28, 2007 and
         February 28, 2006 ....................................................     6

         Notes to Financial Statements ........................................     7

Item 2.  Management's Discussion and Analysis or Plan of Operation ............     8

Item 3.  Controls and Procedures ..............................................    11

PART II. Other Information:

Item 6.  Exhibits .............................................................    11

Signatures ....................................................................    11

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                 BALANCE SHEETS


                                                                    February 28, 2007    May 31, 2006
                                                                    -----------------    ------------
Assets                                                                 (unaudited)
Current assets:
    Cash and cash equivalents ...................................     $     480,209      $  3,130,625
    Accounts receivable, net ....................................                --                --
    Due from Avantce ............................................            73,563           192,000
    Other current assets ........................................             4,000             1,583

                                                                      -------------      ------------
Total assets ....................................................     $     557,772      $  3,324,208
                                                                      =============      ============

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable ............................................     $       5,000      $        481
    Accrued expenses ............................................            42,346            75,000

                                                                      -------------      ------------
Total liabilities ...............................................            47,346            75,481
                                                                      -------------      ------------

Shareholders' equity:
    Preferred stock, $.01 par value; 1,000,000 shares authorized;
      None issued ...............................................                --                --
    Common stock, $.01 par value; 10,000,000,000 shares
      authorized; 4,840,984 and 4,640,984 issued and
      outstanding at February 28, 2007 and May 31, 2006,
      respectively ..............................................            48,410            46,410
    Additional paid-in capital ..................................        12,163,574        12,051,574
    Accumulated deficit .........................................       (11,701,558)       (8,849,257)
                                                                      -------------      ------------
Total shareholders' equity ......................................           510,426         3,248,727
                                                                      -------------      ------------
Total liabilities and shareholders' equity ......................     $     557,772      $  3,324,208
                                                                      =============      ============

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                         Three months ended
                                                                             February 28,
                                                                    ----------------------------

                                                                        2007            2006
                                                                    ------------    ------------
Selling, general and administrative expenses ....................   $    (41,462)   $    (25,468)

Interest income, net ............................................          8,109          31,465
                                                                    ------------    ------------
(Loss) income from continuing operations before
    income taxes ................................................        (33,353)          5,997

Provision for income taxes ......................................             --          (2,399)
                                                                    ------------    ------------
(Loss) income from continuing operations ........................        (33,353)          3,598
                                                                    ------------    ------------

(Loss) from discontinued operations (net of
   income tax benefit of $2,399 in 2006) ........................             --         (25,235)
                                                                    ------------    ------------

Net (loss) ......................................................   $    (33,353)   $    (21,637)
                                                                    ============    ============
Basic and diluted net (loss) per share:

    Continuing operations, basic and diluted ....................   $      (0.01)   $       0.00
                                                                    ------------    ------------

    Discontinued operations, basic and diluted ..................             --    $      (0.01)
                                                                    ------------    ------------

Net (loss) per basic and diluted share ..........................   $      (0.01)   $       0.00
                                                                    ============    ============

Weighted average shares outstanding:
  Basic .........................................................      4,840,984       4,540,984
                                                                    ============    ============
  Diluted .......................................................      4,840,984       4,602,109
                                                                    ============    ============

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                   Nine months ended February 28,
                                                                   ------------------------------

                                                                        2007            2006
                                                                    ------------    ------------
Selling, general and administrative expenses ....................   $   (125,621)   $    (83,347)

Interest income, net ............................................         32,681          37,662
                                                                    ------------    ------------
Loss from continuing operations before income taxes .............        (92,940)        (45,685)

Benefit of income taxes .........................................             --          18,274
                                                                    ------------    ------------
Loss from continuing operations .................................        (92,940)        (27,411)
                                                                    ------------    ------------

Income from discontinued operations
  (net of income tax provision of $8,200 in 2006) ...............             --         339,696
Gain on sale of discontinued operations
  (net of $14,204 income tax provision) .........................             --         662,170
                                                                    ------------    ------------
Net income from discontinued operations .........................             --       1,001,866
                                                                    ------------    ------------

Net (loss) income ...............................................   $    (92,940)   $    974,455
                                                                    ============    ============

Basic and diluted net (loss) income per share:
    Continuing operations, basic and diluted ....................   $      (0.02)   $      (0.01)
                                                                    ------------    ------------

    Discontinued operations, basic and diluted ..................             --    $       0.22
                                                                    ------------    ------------

Net (loss) income per basic and diluted share ...................   $      (0.02)   $       0.21
                                                                    ============    ============

Weighted average shares outstanding:
  Basic .........................................................      4,809,482       4,540,984
                                                                    ============    ============
  Diluted .......................................................      4,809,482       4,631,571
                                                                    ============    ============

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                  Nine months ended February 28,
                                                                  ------------------------------

                                                                       2007            2006
                                                                   ------------    ------------
Operating activities
Net (loss) income ..............................................   $    (92,940)   $    974,455
  Adjustments to reconcile net (loss) income to net
   cash (used in) provided by operating activities:
      Depreciation of property and equipment ...................             --           5,298
      Deferred income taxes ....................................             --           4,130
      Gain on the sale of assets ...............................             --        (676,374)
      Amortization of software development costs ...............             --         208,252
      Changes in operating assets and liabilities, net
      of effects of disposition of assets:
        Accounts receivable ....................................             --         (12,926)
        Unbilled revenue .......................................             --        (186,029)
        Other current assets ...................................         (2,417)        (29,825)
        Accounts payable .......................................          4,519          44,978
        Accrued expenses .......................................        (32,654)        (39,763)
        Deferred revenue .......................................             --         161,521
                                                                   ------------    ------------
Net cash (used in) provided by operating
  activities ...................................................       (123,492)        453,717
                                                                   ------------    ------------

Investing activities
Software development costs .....................................             --        (145,186)
Proceeds from sale of assets, net of related  expense ..........        118,437       2,213,909
Capital expenditures ...........................................             --          (7,011)
                                                                   ------------    ------------
Net cash provided by investing activities ......................        118,437       2,061,712
                                                                   ------------    ------------

Financing activities
Distribution to shareholders ...................................     (2,759,361)             --
Proceeds from stock option exercises ...........................        114,000              --
                                                                   ------------    ------------
Net cash used in financing activities ..........................     (2,645,361)             --
                                                                   ------------    ------------

(Decrease) increase in cash and cash equivalents ...............     (2,650,416)      2,515,429
Cash and cash equivalents at beginning of period ...............      3,130,625         662,735
                                                                   ------------    ------------
Cash and cash equivalents at end of  period ....................   $    480,209    $  3,178,164
                                                                   ============    ============

Supplemental disclosures of cash flow information:
  Cash paid for interest .......................................   $         --    $      4,064
                                                                   ============    ============

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (unaudited)

1. Background and Basis of Financial Statement Presentation

      The accompanying unaudited financial statements of Robocom Systems International Inc. ("we," "us," "our" or "our company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

      Operating results for the three and nine -month periods ended February 28, 2007 are not necessarily indicative of the results that may be expected for the year ending May 31, 2007. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended May 31, 2006.

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

Three Months ended February 28, 2007 compared to the three months ended February 28, 2006.

Continuing Operations

      Revenues. We did not record any revenues related to our discontinued operations during the three months ended February 28, 2007 or 2006.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of salaries for financial personnel, professional fees and insurances, as well as other miscellaneous administrative expenses. Selling, general and administrative expenses increased by $15,994 to $41,462 in the three months ended February 28, 2007, as compared to $25,468 in the three months ended February 28, 2006. This increase was primarily due to increased professional and consulting fees related to the contemplation of possible merger candidates.

      Interest Income, Net. Interest income decreased to $8,109 in the three months ended February 28, 2007, as compared to $31,465 in the three months ended February 28, 2006. This decrease was primarily due to a decrease in cash on hand during the three months ended February 28, 2007.

      Income Taxes. No provision for or benefit of income taxes was reflected in the 2007 period, as the benefit of operating loss carryforwards has been reserved. During the three months ended February 28, 2006, an income tax provision of $2,399 was recorded relating to income from continuing operations.

Discontinued Operations

Each of the following items is included in Income from Discontinued Operations on the Statement of Operations.

      Revenues. We did not record any revenues related to our discontinued operations during the three months ended February 28, 2007 or 2006.

      Cost of Revenues. We did not record any cost of revenues related to our discontinued operations during the three months ended February 28, 2007 or 2006.

      Amortization  of  Software  Development  Costs.  We  did  not  record  any
amortization  of  software   development   costs  related  to  our  discontinued
operations during the three months ended February 28, 2007 or 2006.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of salaries for sales, administrative, executive and financial personnel, commissions, travel and promotional expenses, professional fees and insurances, as well as other administrative expenses. We did not record any selling, general and administrative expenses related to our discontinued operations during the three months ended February 28, 2007, as compared to $27,634 in the three months ended February 28, 2006.

      Income Taxes. We did not record any provision for or benefit of income taxes in the 2007 period. During the three months ended February 28, 2006, an income tax benefit of $2,399 was recorded based on loss from discontinued operations, which amount was limited to the provision recorded relating to income from continuing operations.

Comparison of Nine Months Ended February 28, 2007 and February 28, 2006

Continuing Operations

      Revenues. We did not record any revenues related to our discontinued operations during the three months ended February 28, 2007 or 2006.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of salaries for financial personnel, professional fees and insurances, as well as other miscellaneous administrative expenses. Selling, general and administrative expenses increased by $42,274 to $125,621 in the nine months ended February 28, 2007, as compared to $83,347 in the nine months ended February 28, 2006. This increase was primarily due to increased professional and consulting fees related to the contemplation of possible merger candidates.

      Interest Income, Net. Interest income decreased to $32,681 in the nine months ended February 28, 2007, as compared to $37,662 in the nine months ended February 28, 2006. This decrease was primarily due to a decrease in cash on hand and the type of short-term investments held during the nine months ended February 28, 2007.

      Income Taxes. No provision for or benefit of income taxes was reflected in the 2007 period, as the benefit of operating loss carryforwards has been reserved. During the nine months ended February 28, 2006, an income tax benefit of $18,274 was recorded relating to loss from continuing operations.

Discontinued Operations

Each of the following items is included in Income from Discontinued Operations on the Statement of Operations.

      Revenues. We did not record any revenues related to our discontinued operations during the nine months ended February 28, 2007, as compared to $1,843,333 in the nine months ended February 28, 2006. Prior to the sale of our warehouse management software business on October 11, 2005, our revenues were derived from a relatively small number of sales of software licenses, implementation services and maintenance of existing customer sites.

      Cost of Revenues. We did not record any cost of revenues related to our discontinued operations during the nine months ended February 28, 2007, as compared to $851,466 in the nine months ended February 28, 2006. As a percentage of revenues, our total cost of revenues was 46% during the 2006 period.

      Amortization of Software Development Costs. We did not record any amortization of software development costs related to our discontinued
operations during the nine months ended February 28, 2007, as compared to $208,252 in the nine months ended February 28, 2006.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of salaries for sales, administrative, executive and financial personnel, commissions, travel and promotional expenses, professional fees and insurances, as well as other administrative expenses. We did not record any selling, general and administrative expenses related to our discontinued operations during the nine months ended February 28, 2007, as compared to $435,719 in the nine months ended February 28, 2006.

      Income Taxes. We did not record any provision for or benefit of income taxes in the 2007 period. During the nine months ended February 28, 2006, we recorded a provision for income taxes of $8,200 based on income from discontinued operations, reduced by the benefit of operating loss carryforwards that had previously been reserved. An additional provision for income taxes of $14,204 was recorded based on the gain on the sale of substantially all of our assets, reduced by the benefit of operating loss carryforwards that had previously been reserved.

LIQUIDITY AND CAPITAL RESOURCES

      During the nine months ended February 28, 2007, we funded our operations from cash on hand derived from the sale of substantially all of our assets on October 11, 2005. As of February 28, 2007, we had $480,209 in cash and cash equivalents.

      Net cash used in operating activities was $123,492 for the nine months ended February 28, 2007. Net cash provided by operating activities was $453,717 for the nine months ended February 28, 2006. Cash flows from operations decreased in the 2007 period primarily because, after the asset sale on October 11, 2005, we were not engaged in any revenue-generating operations.

      We did not purchase any equipment in the nine months ended February 28, 2007. During the nine months ended February 28, 2006, we expended $7,011 for the purchase of equipment and capitalized $145,186 of software development costs and had proceeds from the sale of assets in the amount of $2,213,909.

      On July 28, 2006, we paid a dividend to our shareholders of record on July
14,  2006  totaling  $2,759,361,   or  $0.57  per  share,  less  any  applicable
withholding tax.

      During fiscal 2007, we received $114,000 in proceeds from stock option exercises.

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Massapequa, New York, on April 10, 2007.

                               ROBOCOM SYSTEMS INTERNATIONAL INC.


                               By:  /s/Irwin Balaban
                                    -------------------------------
                                    Irwin Balaban
                                    Chief Executive Officer
                                     (Principal Executive Officer, Principal
                                      Accounting Officer and Principal Financial
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