Form 10KSB
period 2007-05-31
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2007-08-03
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB
(Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended May 31, 2007

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

State issuer's revenues for its most recent fiscal year (Excluding interest income). $0.00

As of August 3, 2007, the issuer had outstanding 4,840,984 shares of its common stock.

As of August 3, 2007, the aggregate market value of the issuer's common stock held by non-affiliates was $455,833 (based upon the closing price of the issuer's common stock on The Over-the-Counter Bulletin Board on such date).

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

      We may seek a business opportunity with entities that have recently commenced operations, or that wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

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

Employees

      As of August 3, 2007, we did not have any employees, other than our executive officer, who works under a consulting agreement.

Item 2. Description of Property.

      Our executive office is located in Woodbury, New York in the home office of Irwin Balaban, our Chief Executive Officer and Chairman of our Board of Directors. We are not charged rent for the space. We believe that our existing facilities are sufficient for our current operations.

Item 3. Legal Proceedings.

      We are not a party to any material legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

                                     Part II

Item 5. Market for Common Equity and Related Shareholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

      Our common stock trades on The Over-the-Counter Bulletin Board under the symbol RIMS. The following table represents the high and low price information for our common stock for each quarterly period in fiscal 2007 and 2006.

                                                  Fiscal 2007                 Fiscal 2006
                                                High        Low             High        Low
                                                ----        ---             ----        ---
            Quarter ended August 31            $0.94      $0.19            $0.89      $0.45
            Quarter ended November 30           0.28       0.24             0.68       0.55
            Quarter ended February 28           0.26       0.21             0.74       0.60
            Quarter ended May 31                0.28       0.22             0.75       0.70

      Quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

      On August 3, 2007, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $0.23.

Holders

      As of August 3, 2007, there were 4,840,984 shares of our common stock outstanding held by approximately 31 shareholders of record. Of the 4,840,984 shares, 1,982,200 shares of common stock were held in street name.

Dividends

      In July 2006, we paid a cash dividend to our shareholders totaling approximately $2,760,000, which represented approximately 87% of our total assets at that time. Other than the July 2006 dividend, we did not declare any dividends on any class of common equity during the fiscal years ended May 31, 2007 or 2006.

Securities Authorized for Issuance under Equity Compensation Plan

      Information regarding securities authorized for issuance under our equity compensation plans is disclosed in this report under the section captioned "Item
II. Security Ownership of certain Beneficial Owners and Management and related Shareholder Matters."

Repurchase of Equity Securities

      We did not repurchase any equity securities in the fourth quarter of fiscal 2007.

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

      Amortization of software development costs consisted of the amortization of costs of engineering personnel and related development expenses, such as the development of software tools and documentation, capitalized starting at the point technological feasibility is demonstrated. We capitalized $145,186 in fiscal 2006 for software development costs. Research and development costs for this period was not significant.

      Selling, general and administrative expenses consisted primarily of salaries for sales, marketing, administrative, executive and financial personnel, commissions paid to sales personnel, and travel and promotional expenses.

Results of Operations

      The following table sets forth, for the periods indicated, certain statement of operations data:

                        (In thousands, except share data)

                                                                                  Year ended May 31,
                                                                        --------------------------------------
                                                                            2007                      2006
                                                                            ----                      ----
Selling, general and administrative expenses .....................      $      (157)               $      (154)

Interest income, net .............................................               38                         82
                                                                        -----------                -----------
Loss from continuing operations before income taxes ..............      $      (119)               $       (72)
                                                                        -----------                -----------

Benefit of income taxes ..........................................               --                         29
                                                                        -----------                -----------
Loss from continuing operations ..................................      $      (119)               $       (43)
                                                                        -----------                -----------

Income from discontinued operations
   (net of income tax provision of $9 in 2006) ...................      $        --                $       274
Gain on sale of discontinued operations
   (net of income tax provision of $25 in 2006) ..................               --                        652
                                                                        -----------                -----------
Net income from discontinued operations ..........................      $        --                $       926
                                                                        -----------                -----------

Net (loss) income ................................................      $      (119)               $       883
                                                                        ===========                ===========

Basic and diluted net (loss) income per share:
     Continuing operations, basic and diluted ....................      $     (0.02)               $     (0.01)
                                                                        -----------                -----------

     Discontinued operations, basic and diluted ..................      $        --                $      0.20
                                                                        -----------                -----------

Net (loss) income per basic and diluted share ....................      $     (0.02)               $      0.19
                                                                        ===========                ===========

Weighted average shares outstanding:
   Basic .........................................................        4,817,422                  4,547,011
                                                                        ===========                ===========
   Diluted .......................................................        4,817,422                  4,639,749
                                                                        ===========                ===========

Comparison of Fiscal Years Ended May 31, 2007 and May 31, 2006

Continuing Operations

      Revenues. We did not record any revenues related to our continuing operations during the fiscal years ended May 31, 2007 and 2006.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of fees for financial personnel, professional fees and insurances, as well as other miscellaneous administrative expenses. Selling, general and administrative expenses increased by $2,752 to $156,746 for the year ended May 31, 2007, as compared to $153,994 for the year ended May 31, 2006. This increase was primarily due to increased professional and consulting fees related to the consideration and analysis of possible merger candidates.

      Interest Income, Net. Interest income decreased by $43,666 to $37,832 for the year ended May 31, 2007, as compared to $81,498 for the year ended May 31, 2006. This decrease was primarily due to a decrease in cash on hand as a result of the dividend paid and the type of short-term investments held during the fiscal year ended May 31, 2007. We did not record any interest expense during the 2007 period, as compared to $66 for the 2006 period.

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

      Revenues. We did not record any revenues related to our discontinued operations during the fiscal year ended May 31, 2007, as compared to $1,327,547 for the fiscal year ended May 31, 2006. Prior to the sale of our warehouse management software business on October 11, 2005, our revenues were derived from a relatively small number of sales of software licenses, implementation services and maintenance of existing customer sites.

      Cost of Revenues. We did not record any cost of revenues related to our discontinued operations during the fiscal year ended May 31, 2007. Total cost of revenues were $371,040 for the fiscal year ended May 31, 2006. As a percentage of revenues, total cost of revenues were approximately 28% in the 2006 period.

      Amortization of Software Development Costs. We did not record any amortization of software development costs related to our discontinued operations during the fiscal year ended May 31, 2007. Amortization of software development costs was $208,252 for the fiscal year ended May 31, 2006.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of salaries for sales, administrative, executive and financial personnel, commissions, travel and promotional expenses, professional fees and insurances, as well as other administrative expenses. We did not record any selling, general and administrative expenses related to our discontinued operations during the fiscal year ended May 31, 2007. Selling, general and administrative expenses were $465,282 for the fiscal year ended May 31, 2006.

      Income Taxes. We did not record any provision for or benefit of income taxes in the 2007 period. During the fiscal year ended May 31, 2006, a provision for income taxes of $8,614 was recorded based on income from discontinued operations, offset by a benefit of operating loss carryforwards that had previously been reserved. An additional provision for income taxes of $24,541 was recorded based on the gain on the sale of substantially all of our assets, offset by a benefit of operating loss carryforwards that had previously been reserved.

Liquidity and Capital Resources

      During fiscal 2007, we funded our operations from cash on hand derived from the sale of substantially all of our assets on October 11, 2005. As of May 31, 2007, we had $449,317 in cash and cash equivalents.

      Net cash used in operating activities was $154,384 in fiscal 2007. Net cash provided by operating activities was $301,441 in fiscal 2006. Cash flows from operations decreased in the 2007 period primarily because, after the asset sale on October 11, 2005, we were not engaged in any revenue-generating operations.

      We did not purchase any equipment during fiscal 2007. During fiscal 2006, we expended $7,011 for the purchase of equipment and capitalized $145,186 of software development costs and had proceeds from the sale of assets in the amount of $2,268,646.

      On July 28, 2006, we paid a dividend to our shareholders of record on July 14, 2006 totaling $2,759,361, or $0.57 per share.

      During fiscal 2007, we received $114,000 in proceeds from stock option exercises.

      We believe that our existing cash and cash equivalents will be sufficient to fund our legal, accounting and reporting requirements as a publicly-held "shell" company over the next twelve months.

Inflation and Seasonality

      We do not believe our operations are materially affected by inflation or seasonality.

Item 7. Financial Statements.

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm .................................     11

Balance Sheets as of May 31, 2007 and 2006 ..............................................     12

Statements of Operations for the years ended May 31, 2007 and 2006 ......................     13

Statements of Shareholders' Equity for the years ended May 31, 2007 and 2006 ............     14

Statements of Cash Flows for the years ended May 31, 2007 and 2006 ......................     15

Notes to Financial Statements ...........................................................     16

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
  Robocom Systems International Inc.

We have audited the accompanying balance sheets of Robocom Systems International Inc. as at May 31, 2007, and 2006, and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended May 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robocom Systems International Inc. as at May 31, 2007 and 2006, and the results of its operations, and its cash flows for each of the two years in the period ended May 31, 2007 in conformity with accounting principles generally accepted in the United States.


                                                /s/ Eisner & Lubin LLP
                                                ----------------------

New York, New York
   August 3, 2007.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                                                                   2007                    2006
                                                                                               ------------            ------------
Assets
Current assets:
     Cash and cash equivalents .....................................................           $    449,317            $  3,130,625
     Due from Avantce ..............................................................                 73,563                 192,000
     Other current assets ..........................................................                  1,000                   1,583
                                                                                               ------------            ------------
Total assets .......................................................................           $    523,880            $  3,324,208
                                                                                               ============            ============

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable ..............................................................           $         --            $        481
     Accrued expenses ..............................................................                 39,428                  75,000
                                                                                               ------------            ------------
Total liabilities ..................................................................                 39,428                  75,481
                                                                                               ------------            ------------

Shareholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares authorized;
       None issued .................................................................                     --                      --
     Common stock, $.01 par value; 10,000,000 shares authorized;
       4,840,984 and 4,640,984 issued and outstanding at May 31, 2007
       and 2006, respectively ......................................................                 48,410                  46,410
     Additional paid-in capital ....................................................             12,163,574              12,051,574
     Accumulated deficit ...........................................................            (11,727,532)             (8,849,257)
                                                                                               ------------            ------------
Total shareholders' equity .........................................................                484,452               3,248,727
                                                                                               ------------            ------------
Total liabilities and shareholders' equity .........................................           $    523,880            $  3,324,208
                                                                                               ============            ============

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS

                                                                                    For the year ended May 31,
                                                                                  -----------------------------
                                                                                      2007              2006
                                                                                  -----------       -----------
Selling, general and administrative expenses .................................    $  (156,746)      $  (153,994)

Interest income, net .........................................................         37,832            81,432
                                                                                  -----------       -----------
Loss from continuing operations before income taxes ..........................       (118,914)          (72,562)

Benefit of income taxes ......................................................             --            29,025
                                                                                  -----------       -----------
Loss from continuing operations ..............................................       (118,914)          (43,537)
                                                                                  -----------       -----------

Income from discontinued operations
   (net of income tax provision of $8,614 in 2006) ...........................             --           274,359
Gain on sale of discontinued operations
   (net of income tax provision of $24,541 in 2006) ..........................             --           651,833
                                                                                  -----------       -----------
Net income from discontinued operations ......................................             --           926,192
                                                                                  -----------       -----------

Net (loss) income ............................................................    $  (118,914)      $   882,655
                                                                                  ===========       ===========

Basic and diluted net (loss) income per share:
     Continuing operations, basic and diluted ................................    $     (0.02)      $     (0.01)
                                                                                  -----------       -----------

     Discontinued operations, basic and diluted ..............................    $        --       $      0.20
                                                                                  -----------       -----------

Net (loss) income per basic and diluted share ................................    $     (0.02)      $      0.19
                                                                                  ===========       ===========

Weighted average shares outstanding:
   Basic .....................................................................      4,817,422         4,547,011
                                                                                  ===========       ===========
   Diluted ...................................................................      4,817,422         4,639,749
                                                                                  ===========       ===========

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                    Common Stock
                                        -------------------------------------

                                                                                    Additional                             Total
                                                      Par Value                       Paid-In         Accumulated      Shareholders'
                                          Shares         $.01        Warrants         Capital           Deficit           Equity
                                        -------------------------------------------------------------------------------------------
Balance, June 1, 2005 ............      4,540,984      $45,410      $ 166,728       $11,835,846      $ (9,731,912)      $ 2,316,072

Net income .......................             --           --             --                --           882,655           882,655

Warrant exercise .................        100,000        1,000       (166,728)          215,728                --            50,000
                                        -------------------------------------------------------------------------------------------

Balance, May 31, 2006 ............      4,640,984      $46,410      $      --       $12,051,574      $ (8,849,257)      $ 3,248,727

Net (loss) .......................             --           --             --                --          (118,914)         (118,914)

Stock option exercise ............        200,000        2,000             --           112,000                --       $   114,000

Dividends paid ...................             --           --             --                --        (2,759,361)       (2,759,361)
                                        -------------------------------------------------------------------------------------------

Balance, May 31, 2007 ............      4,840,984      $48,410      $      --       $12,163,574      $(11,727,532)      $   484,452
                                        ===========================================================================================

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS

                                                                                             For the year ended May 31,
                                                                                        ------------------------------------
                                                                                           2007                      2006
                                                                                        -----------              -----------
Operating activities
Net (loss) income ................................................................      $  (118,914)             $   882,655
Adjustments to reconcile net income to net
   cash provided by operating activities:
       Depreciation of property and equipment ....................................               --                    5,298
       Amortization of software development costs ................................               --                  208,252
       Provision for bad debts ...................................................               --                    1,394
       Deferred income taxes .....................................................               --                    4,130
       Gain on the sale of assets ................................................               --                 (676,374)
       Changes in operating assets and liabilities, net of
       effects of disposition of net assets:
         Accounts receivable .....................................................               --                  (12,926)
         Unbilled revenue ........................................................               --                 (186,029)
         Other current assets ....................................................              583                  (17,075)
         Accounts payable ........................................................             (481)                 (78,434)
         Accrued expenses ........................................................          (35,572)                   9,029
         Deferred revenue ........................................................               --                  161,521
                                                                                        -----------              -----------
Net cash (used in) provided by operating activities ..............................         (154,384)                 301,441
                                                                                        -----------              -----------

Investing activities
Software development costs .......................................................               --                 (145,186)
Proceeds from sale of assets, net of
   related expenses in 2006 ......................................................          118,437                2,268,646
Capital expenditures .............................................................               --                   (7,011)
                                                                                        -----------              -----------
Net cash provided by investing activities ........................................          118,437                2,116,449
                                                                                        -----------              -----------

Financing activities
Proceeds from warrant exercise ...................................................               --                   50,000
Dividend paid to shareholders ....................................................       (2,759,361)                      --
Proceeds from stock option exercise ..............................................          114,000                       --
                                                                                        -----------              -----------
Net cash (used in) provided by financing activities ..............................       (2,645,361)                  50,000
                                                                                        -----------              -----------

(Decrease) increase in cash and cash equivalents .................................       (2,681,308)               2,467,890
Cash and cash equivalents at beginning of year ...................................        3,130,625                  662,735
                                                                                        -----------              -----------
Cash and cash equivalents at end of year .........................................      $   449,317              $ 3,130,625
                                                                                        ===========              ===========

Supplemental disclosures of cash flow information:

  Cash paid for interest .........................................................      $        --              $     4,725
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

      Revenue Recognition

      Prior to the sale of assets on October 11, 2005, our revenues were derived from software license fees, fees for services, sales of hardware and maintenance contracts. Software license fees included revenue from the licensing of our proprietary RIMS software and revenue from the sublicensing of certain third-party software. Software license fee revenue was recorded when the software was delivered, the license agreement with the client was executed, and collection of the resulting receivable was deemed probable. Service revenues were derived from project management, training, on-site support and implementation services, and, to a lesser extent, from customization and modification of licensed software. The majority of service revenues were recorded when the service was performed. Service revenues for project management and modifications were recorded using the percentage of completion method. Hardware revenues were derived from the sale of products of other manufacturers, including computer hardware, radio frequency equipment, bar code printers and other peripherals. Such revenues were recognized when title to such hardware passed to the client. Clients typically entered into one-year maintenance agreements upon the utilization of RIMS and paid maintenance fees annually or monthly in advance. We recognized revenue from each maintenance agreement ratably over the period covered by the agreement, but were only required to perform maintenance services as and when the client requested them. We recognized revenues, in all periods presented, in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions," which amended paragraphs 11 and 12 of SOP 97-2, to require recognition of revenue using the residual method under certain circumstances.

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

      Stock Options

      On March 1, 2006, the Company adopted SFAS No. 123(R) "Share-Based Payment" requiring the recognition of compensation expense in the Consolidated Statements of Income related to the fair value of employee share-based awards. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Prior to adopting SFAS No. 123(R), the Company applied Accounting Principles Board ("APB") Opinion No. 25, and related Interpretations, in accounting for its share-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants in prior periods. In accordance with SFAS No. 123(R), judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.

Recent Pronouncements

      In June 2006, FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB No. 109, "Accounting for Income Taxes". FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not believe the adoption of FIN 48 will have a significant effect on our consolidated financial statements.

      Income Taxes

      Our company provides for income taxes under SFAS No. 109, "Accounting for Income Taxes," which employs an asset and liability approach in accounting for income taxes payable or refundable at the date of the financial

                       Robocom Systems International Inc.
                  Notes to the Financial Statements (continued)

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

      Advertising Costs

      Advertising costs are expensed as incurred. We did not incur any advertising costs during fiscal 2007. For the year ended May 31, 2006, these costs amounted to approximately $8,000.

      Segment Information

      We did not record any revenues related to our discontinued operations during the year ended May 31, 2007.

      Prior to the sale of assets on October 11, 2005, we operated in one business segment, as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Our revenues, included in discontinued operations, by geographic markets are summarized below:

                                                     2006
                                                  ----------

            Domestic .........................    $1,316,796
            Europe ...........................         4,001
            Other ............................         6,750
                                                  ----------
                                                  $1,327,547
                                                  ==========

      Concentration of Credit Risk

      Prior to the sale of assets on October 11, 2005, our client base was comprised of large clients in diversified industries. Revenues from our five largest clients in fiscal 2006 accounted for approximately 62% of total revenues.

      We maintain our cash principally at one commercial bank. Management does not believe significant credit risk existed at May 31, 2007.

                       Robocom Systems International Inc.
                  Notes to the Financial Statements (continued)

2. Shareholders' Equity

      Warrants

      On May 27, 2003, we issued warrants to purchase 100,000 shares of our common stock at an exercise price of $0.50 per share to Robocom Properties, Inc. ("Properties"), in return for the release of long-term debt in the amount of $161,872 and the related interest of $4,856 owed to Properties under a long-term debt agreement dated May 30, 2002. On May 9, 2006, these warrants were exercised. The shareholders of Properties are also directors and shareholders of our company.

      Stock Option Plan

      We have a Stock Option and Long-term Incentive Compensation Plan (the "Plan"), which, as amended, provides for the issuance of up to 1,150,000 shares of our common stock. Outstanding options were granted at an exercise price equal to or in excess of the prevailing market price on the grant date. These options contain a vesting schedule determined at the date of grant. Incentive stock options were granted to employees. All other options granted, including those granted to directors and consultants, are nonqualified options.

      The following summarizes stock option activity during fiscal 2006 and 2007:

                                                                    Weighted-
                                               Shares                Average
                                                under               Exercise
                                               Option                 Price
                                           -------------         -------------
            Balance, June 1, 2005                670,000                 $0.61
            Cancelled                           (210,000)                $0.60
                                           -------------         -------------
            Balance, May 31, 2006                460,000                 $0.62
            Exercised                           (200,000)                $0.57
                                           -------------         -------------
            Balance, May 31, 2007                260,000                 $0.65
                                           =============         =============

      The options exercisable at May 31, 2007 and 2006 were 260,000 and 460,000, respectively. The weighted average exercise price of options exercisable at May 31, 2007 and 2006 was $0.65 and $0.62, respectively.

      No options were granted during fiscal 2007 and 2006.

                       Robocom Systems International Inc.
                  Notes to the Financial Statements (continued)

      The following table summarizes information about this plan at May 31, 2007:

                      Options                                 Options
                    Outstanding           Weighted          Exercisable
                    -----------            Average          -----------
     Exercise                            Remaining
      Prices           Shares         Contractual Life        Shares
      ------           ------         ----------------        ------

      $0.650          260,000             1.6 years           260,000

      The remaining number of shares reserved for options at May 31, 2007 was 690,000.

3. Detail of Certain Balance Sheet Accounts

      Accrued Expenses

      Accrued expenses consisted of professional fees for the fiscal year ended May 31, 2007 and 2006.

4. Employee Benefit Plan

      We do not have any employee benefit plans.

5. Income Taxes

      Deferred tax assets as of May 31, 2007 and 2006 substantially comprise net operating loss carryforwards, net of valuation allowances.

      We did not record any provision for or benefit of income taxes in the 2007 period. The valuation allowance at May 31, 2007 and 2006 was provided because of uncertainty, based on our historical results, with respect to realization of deferred tax assets. The valuation allowance increased during the year ended May 31, 2007 by $47,565. The valuation allowance decreased during the year ended May 31, 2006 by $348,931.

      At May 31, 2007, we had net operating loss carryforwards of approximately $4.8 million for income tax purposes, which may be able to reduce taxable income in future years. The utilization of these losses to reduce future income taxes will depend on our generating sufficient taxable income prior to the expiration of the net operating loss carryforwards. Net operating loss carryforwards will expire in various years through May 31, 2027.

6. Related Party Transactions

      Prior to the asset sale on October 11, 2005, we leased our principal facilities from Properties. The shareholders of Properties are also shareholders and directors of our company. In connection therewith, we incurred expenses of $56,000 in the fiscal year ending 2006.

7. Lease Commitments

      We are not currently obligated under any lease.

                       Robocom Systems International Inc.
                  Notes to the Financial Statements (continued)

8. Gain Contingency

      In an arbitration case with a former distributor, we were awarded damages and expenses of approximately $140,000. Due to the uncertainty of both the amount and its collectibility, no amounts have been recognized in the financial statements.

Item 8A. Controls and Procedures

      (a) As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, our Chief Executive Officer and principal financial officer concluded that, as of the end of the period, the disclosure controls and procedures were effective in timely alerting him to material information relating to our company required to be included in the reports that are filed and submitted pursuant to the Exchange Act.

      (b) During our fourth fiscal quarter of 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

                                    Part III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

      The executive officer and directors of our company are as follows:

        Name                         Age                                      Position
        ----                         ---                                      --------
Irwin Balaban                        75              President and Chief Executive Officer, Chairman of the Board

Robert B. Friedman                   68                                       Director

Herbert Goldman                      76                                       Director

Lawrence B. Klein                    73                                       Director

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

      All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Executive officers are elected by, and serve at the discretion of, the Board of Directors. Our Board of Directors met twice during fiscal 2007.

Compliance with Section 16(a) of the Exchange Act

      Based solely upon a review of Forms 3, 4 and 5 furnished to us pursuant to
Section 16(a)-3e of the Securities Act of 1934, we are not aware of any delinquencies for the period ended May 31, 2007. None of Messrs. Balaban, Friedman, Goldman and Klein has filed Forms 3 or 5, if required. We are not aware of the requirement or exemption of any of such individuals to file a Form 5, but note the absence of any written representation identified in paragraph
(b)(2)(i) of Item 405 of Regulation S-B.

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

Committees of the Board of Directors

Audit Committee

      Our board of directors has an audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. This committee currently consists of Messrs. Friedman, Goldman and Klein. Mr. Friedman has been appointed to sit on the audit committee to serve as the audit committee financial expert. All members of the committee are considered independent within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers listing standards, as amended. Due to our status as a shell company and our limited resources, we do not have access to additional eligible candidates. The audit committee is directly responsible for the appointment, compensation and oversight of our independent auditors. The audit committee oversees the financial reporting process on behalf of our board of directors by reviewing with the independent auditors the scope and results of the audit engagement, monitoring our financial policies and internal control procedures, and reviewing and monitoring the provisions of non-audit services performed by our independent auditors. Management is responsible for our internal controls and establishing and reviewing the financial reporting process. The audit committee acts under a written charter adopted and approved in September 1997. The audit committee held one meeting during the fiscal year ended May 31, 2007.

Nominating Committee

      Our board of directors does not have a standing nominating committee. Our entire board of directors is responsible for this function. Due to the relatively small size of our company and the resulting efficiency of a board of directors that is also limited in size, our board of directors has determined that it is not necessary or appropriate at this time to establish a separate nominating committee. Our board of directors intends to review periodically whether such a nominating committee should be established.

      Our board of directors uses a variety of methods for identifying and evaluating nominees for director. It regularly assesses the appropriate size of the board of directors, and whether any vacancies exist or are expected due to retirement or otherwise. If vacancies exist, are anticipated or otherwise arise, our board of directors considers various potential candidates for director. Candidates may come to their attention through current members of our board of directors, shareholders or other persons. These candidates are evaluated at regular or special meetings of our board of directors, and may be considered at any point during the year. Our board of directors will consider candidates for director that are nominated by shareholders in accordance with the procedures regarding the inclusion of shareholder proposals in proxy materials set forth in the section entitled "Shareholder Proposals" in this proxy statement. In evaluating such recommendations, our board of directors uses the qualifications and standards discussed below and seeks to achieve a balance of knowledge, experience and capability on our board of directors.

      Qualifications for consideration as a director nominee may vary according to the particular areas of expertise that may be desired in order to complement the qualifications that already exist among our board of directors. Among the factors that our directors consider when evaluating proposed nominees are their independence, financial literacy, business experience, character, judgment and strategic vision. Other considerations would be their knowledge of issues affecting our business, their leadership experience and their time available for meetings and consultation on company matters. Our directors seek a diverse group of candidates who possess the background skills and expertise to make a significant contribution to our board of directors, our company and our shareholders.

Compensation Committee

      Our board of directors has a compensation committee, which currently consists of Messrs. Friedman, Goldman and Klein. All members of the committee are considered independent within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers listing standards, as amended. Due to our status as a shell company and our limited resources, we do not have access to additional eligible candidates. The compensation committee is responsible for reviewing and recommending salaries, bonuses and other compensation for our officers. The compensation committee is also responsible for administering our stock option plan and for establishing terms and conditions of all stock options granted under the plan. The compensation committee did not meet during the fiscal year ended May 31, 2007.

Item 10. Executive Compensation.

      The following table sets forth all compensation awarded to, earned by or paid to the chief executive officer ("CEO") of our company. We did not employ any other executive officers in fiscal 2007.

                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------------
                                                               Non-Equity         Nonqualified
Name and                                      Stock   Option   Incentive          Deferred            All Other
Principal          Fiscal   Salary   Bonus    Awards  Awards   Plan               Compensation        Compensation
Position           Year     ($)      ($)      ($)     ($)      Compensation($)    Earnings($)         ($) (2)        Total($)
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
Irwin Balaban (1)
President and
Chief Executive
Officer            2007                                                                                 45,000       45,000
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------

(1) Since 1983, Mr. Balaban has been Chairman of the Board and since his retirement in March 1999, has been providing consulting services to the Company under a consulting agreement. In his capacity as a consultant to the Company, Mr. Balaban assumed the offices of President and Chief Executive Officer in July 2001.

(2) Represents amounts paid to Mr. Balaban under his consulting agreement and director's fees.

Outstanding Equity Awards at Fiscal Year End

      The following table sets forth information with respect to the outstanding equity awards for each named executive officer, including unexercised options, stock that has not vested and equity incentive plan awards, outstanding at fiscal year ended May 31, 2007.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

------------------------------------------------------------------------------------------------------------------------------------
                           Option Awards                                                   Stock Awards
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         Equity
                                                                                                                         Incentive
                                                                                                            Equity       Plan
                                                                                                            Incentive    Awards:
                                                                                                            Plan         Market or
                                                                                                            Awards:      Payout
                                           Equity                                                           Number of    Value of
                                           Incentive                                                        Unearned     Unearned
                                           Plan Award:                                         Market       Shares,      Shares,
              Number of    Number of       Number of                              Number of    Value of     Units or     Units or
              Securities   Securities      Securities                             Shares or    Shares or    Other        other
              Underlying   Underlying      Underlying                             Units of     Units of     Rights       Rights
              Unexercised  Unexercised     Unexercised    Option     Option       Stock That   Stock That   That Have    That Have
              Options (#)  Options (#)     Unearned       Exercise   Expiration   Have Not     Have Not     Not Vested   Not Vested
Name          Exercisable  Unexercisable   Options (#)    Price ($)  Date         Vested (#)   Vested ($)   (#)          ($)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Irwin
Balaban        60,000(1)         0               0          $0.65    12/06/08         0            0            0            0
------------------------------------------------------------------------------------------------------------------------------------
Irwin
Balaban        10,000            0               0          $0.65    12/07/09
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

(1) Includes a one-time grant of 50,000 options and 10,000 shares issued upon election to the Board of Directors and certain of its committees. Such options were granted on December 8, 2003, pursuant to our 1997 Stock Option and Long-term Compensation Plan.

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

      No options were granted during fiscal 2007 or fiscal 2006.

      The following table sets forth information with respect to director compensation during the year ended May 31, 2007:

                             DIRECTORS COMPENSATION

----------------------------------------------------------------------------------------------------------------------
                                                        Non-Equity      Non qualified
                    Fees Earned or                    Incentive Plan      Deferred         All Other
                     Paid in Cash     Stock Awards     Compensation     Compensation     Compensation
Name                    ($) (1)          ($) (2)            ($)         Earnings ($)          ($)         Total ($)
----------------------------------------------------------------------------------------------------------------------
Irwin
Balaban                  3,000              0                0                0                0            3,000
----------------------------------------------------------------------------------------------------------------------
Robert
Friedman                 3,000              0                0                0                0            3,000
----------------------------------------------------------------------------------------------------------------------
Herbert
Goldman                  3,000              0                0                0                0            3,000
----------------------------------------------------------------------------------------------------------------------
Lawrence
Klein                    3,000              0                0                0                0            3,000
----------------------------------------------------------------------------------------------------------------------

      (1)   Represents directors fees paid.

      (2)   No stock options were issued to directors during fiscal 2007.

Consulting Agreement

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

      The following table sets forth, as of August 3, 2007, the names, addresses and number of shares of common stock beneficially owned by (i) all persons known to our management to be beneficial owners of more than 5% of the outstanding shares of our common stock, (ii) each director of our company, (iii) each named Executive Officer and (iv) all executive officers and directors of our company as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned):

                                                                              Number of Shares
                    Name and Address of                                          Beneficially          Percentage of Outstanding
                    Beneficial Owner (1)                                          Owned (2)           Shares Beneficially Owned (2)
                    --------------------                                          ---------           -----------------------------
Irwin Balaban .........................................................         1,106,100 (3)                      22.52%
Steven N. Bronson .....................................................           416,757                           8.61%
Robert B. Friedman ....................................................           160,000 (4)                       3.26
Herbert Goldman .......................................................           999,000 (5)                      20.36
Lawrence B. Klein .....................................................           754,000 (6)                      15.38
All executive officers and directors as a group (4 persons) ...........         3,019,100 (7)                      62.37

----------
      (1) The address of each Director is c/o Robocom Systems International Inc., 17 Fairbanks Boulevard, Woodbury, NY 11797. The address of Mr. Bronson is 100 Mill Plain Road, Danbury, CT 06811.

      (2) Except as indicated in the footnotes to this table, we believe that all persons named in the table have sole voting and investment power with respect to all Common Stock shown as beneficially owned by them. In accordance with the rules of the Securities and Exchange Commission (the "Commission"), a person or entity is deemed to be the beneficial owner of Common Stock that can be acquired by such person or entity within 60 days upon the exercise of options or warrants or other rights to acquire Common Stock. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days have been exercised. The inclusion herein of such shares listed as beneficially owned does not constitute an admission of beneficial ownership.

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

      The following table sets forth information as of May 31, 2007, with respect to the compensation plan under which we are authorized to issue shares of our common stock:

                                           Equity Compensation Plan Information

                                                       Number of
                                                    securities to be
                                                      issued upon                                   Number of securities
                                                      exercise of        Weighted average       remaining for future issuance
                                                      outstanding        exercise price of        under equity compensation
                                                   options, warrants   outstanding options,      plans (excluding securities
                                                       and rights       warrants and rights       reflected in columns (a))
                                                          (a)                   (b)                          (c)
Equity compensation plans approved
   by security holders ......................
   Our 1997 Stock Option and Long-term
Incentive Compensation Plan .................            260,000              $  0.65                       690,000
Equity compensation plans not
   approved by security holders .............                 --                   --                            --
                                                         -------              -------                       -------
Total .......................................            260,000              $  0.65                       690,000
                                                         =======              =======                       =======

Item 12. Certain Relationships and Related Transactions.

      Pursuant to an indemnification agreement, dated August 17, 2005, by and among us and Messrs. Irwin Balaban, Chairman of the Board, President and Chief Executive Officer of our company, Lawrence B. Klein and Herbert Goldman, directors of our company, we agreed to indemnify such persons for any losses they may incur resulting from their agreement to personally indemnify Avantce RSI, LLC for certain losses it may incur in the event of our breach of representations, warranties and/or covenants set forth in the Asset Purchase Agreement, dated August 17, 2005.

Item 13. Exhibits.

      The exhibits required by this item are listed on the Exhibit Index attached hereto and are either filed herewith or incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

      We incurred $35,000 and $44,000 for the fiscal years ended May 31, 2007 and 2006, respectively, for audit and review services by Eisner and Lubin LLP. Eisner & Lubin LLP has not performed any other services for us.

Board of Directors Pre-Approval

      Our Board of Directors pre-approved the engagement of Eisner & Lubin LLP to act as our independent auditor for the year ended May 31, 2007 and through the completion of our Annual Report on Form 10-KSB for the fiscal year ended May 31, 2008.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Woodbury, New York, on August 3, 2007.

                                              ROBOCOM SYSTEMS INTERNATIONAL INC.


                                              By: /s/Irwin Balaban
                                                  ----------------------------
                                                      Irwin Balaban
                                                      Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

              Signature                                  Title                                  Date
/s/Irwin Balaban                    Chairman of the Board and Chief Executive Officer      August 3, 2007
---------------------------------   (Principal Executive Officer, Principal Accounting
Irwin Balaban                       Officer, and Principal Financial Officer)

/s/Lawrence B. Klein
---------------------------------
Lawrence B. Klein                   Director                                               August 3, 2007

/s/Herbert Goldman
---------------------------------
Herbert Goldman                     Director                                               August 3, 2007

/s/Robert B. Friedman
---------------------------------
Robert B. Friedman                  Director                                               August 3, 2007

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

10.2 Indemnification Agreement dated as of August 17, 2005, among the Company, Irwin Balaban, Herbert Goldman and Lawrence B. Klein (incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the year ended May 31, 2005 as filed with the Commission on August 26, 2005 (File No. 0-22735)).

10.3 Consulting Agreement dated September 1, 2006 between our company and Irwin Balaban (incorporated herein by reference to Exhibit
              10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended November 30, 2006 as filed with the Commission on January 8, 2007 (File No. 0-22735)).

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