Form 10QSB
period 2007-08-31
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2007-10-12
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended August 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of October 12, 2007 4,840,984 shares of the registrant's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                   FORM 10-QSB

                                      INDEX

PART I.       Financial Information
                                                                                   Page
Item 1.       Financial Statements:                                                 No.

              Balance Sheets - August 31, 2007 and May 31, 2007.....................3

              Statements of Operations - Three months ended August 31, 2007 and August 31, 2006...................................................4

              Statements of Cash Flows - Three months ended August 31, 2007 and August 31, 2006...................................................5

              Notes to Financial Statements.........................................6

Item 2.       Management's Discussion and Analysis or Plan of Operation.............7

Item 3.       Controls and Procedures...............................................8

PART II.      Other Information:


Item 6.       Exhibits..............................................................9

Signatures    ......................................................................9

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS



                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                                      August 31, 2007        May 31, 2007
                                                                     -----------------    -----------------
Assets                                                                     (unaudited)
Current assets:
     Cash and cash equivalents ...................................   $         452,785    $         449,317
     Due from Avantce ............................................              41,899               73,563
     Other current assets ........................................              10,000                1,000

                                                                     -----------------    -----------------
Total assets .....................................................   $         504,684    $         523,880
                                                                     =================    =================

Liabilities and Shareholders' Equity
Current liabilities:
     Accrued expenses ............................................              50,895               39,428
                                                                     -----------------    -----------------



Shareholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares authorized;
        None issued ..............................................                  --                   --
     Common stock, $.01 par value; 10,000,000 shares authorized;
       4,840,984 issued and outstanding at August 31, 2007 and May
       31, 2007 ..................................................              48,410               48,410
     Additional paid-in capital ..................................          12,163,574           12,163,574
     Accumulated deficit .........................................         (11,758,195)         (11,727,532)
                                                                     -----------------    -----------------
Total shareholders' equity .......................................             453,789              484,452
                                                                     -----------------    -----------------
Total liabilities and shareholders' equity .......................   $         504,684    $         523,880
                                                                     =================    =================

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                          Three months ended August 31,
                                                                     -------------------------------------
                                                                            2007                2006
                                                                     -----------------    ----------------
Selling, general and administrative expenses .....................   $         (35,818)   $        (43,503)

Interest income ..................................................               5,155              21,130
                                                                     -----------------    ----------------

Net loss .........................................................   $         (30,663)   $        (22,373)
                                                                     =================    ================

Basic and diluted net loss per share:

Net loss per basic and diluted share .............................   $          (0.006)   $         (0.005)
                                                                     =================    ================

Weighted average shares outstanding:
   Basic and diluted .............................................           4,840,984           4,747,506
                                                                     =================    ================

See accompanying notes.

                       ROBOCOM SYSTEMS INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                           Three months ended August 31,
                                                                       ------------------------------------
                                                                              2007               2006
                                                                       ----------------    ----------------
Operating activities
Net loss ...............................................               $        (30,663)   $        (22,373)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Changes in operating assets and liabilities:
         Other current assets ..........................                         (9,000)             (8,417)
         Accrued expenses ..............................                         11,467             (16,731)
                                                                       ----------------    ----------------
Net cash used in operating activities ..................                        (28,196)            (47,521)
                                                                       ----------------    ----------------

Investing activities
Net cash provided by investing activities - proceeds
   from sale of assets .................................                         31,664                  --
                                                                       ----------------    ----------------

Financing activities
Dividend paid to shareholders ..........................                             --          (2,759,361)
Proceeds from stock option exercise ....................                             --             114,000
                                                                       ----------------    ----------------
Net cash used in financing activities ..................                             --          (2,645,361)
                                                                       ----------------    ----------------

Increase (decrease) in cash and cash equivalents .......                          3,468          (2,692,882)
Cash and cash equivalents at beginning of period .......                        449,317           3,130,625
                                                                       ----------------    ----------------
Cash and cash equivalents at end of period .............               $        452,785    $        437,743
                                                                       ================    ================

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

      The balance sheet at May 31, 2007 has been derived from the audited financial statements at that date but, as presented, does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

      Operating results for the three-month period ended August 31, 2007 are not necessarily indicative of the results that may be expected for the year ending May 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended May 31, 2007.

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

Three Months ended August 31, 2007 compared to the three months ended August 31, 2006.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of fees for financial personnel, professional fees and insurances, as well as other miscellaneous administrative expenses. Selling, general and administrative expenses decreased by $7,685 to $35,818 in the three months ended August 31, 2007, as compared to $43,503 in the three months ended August 31, 2006. This decrease was primarily due to decreased professional and consulting fees related to the dividend distribution completed on July 28, 2006.

      Interest Income, Net. Interest income decreased by $15,975 to $5,155 in the three months ended August 31, 2007, as compared to $21,130 in the three months ended August 31, 2006. This decrease was primarily due to a decrease in cash on hand as a result of the dividend paid and the type of short-term investments held during the fiscal year ended May 31, 2007.

      Income Taxes. No provision for or benefit of income taxes was reflected in the 2008 or 2007 periods, as the benefits of operating loss carryforwards have been reserved.


LIQUIDITY AND CAPITAL RESOURCES

      During the fiscal quarter ended August 31, 2007, we funded our operations from cash on hand derived from the sale of substantially all of our assets on October 11, 2005. As of August 31, 2007, we had $452,785 in cash and cash equivalents.

      Net cash used in operating activities was $28,196 for the three months ended August 31, 2007. Net cash used in operating activities was $47,521 for the three months ended August 31, 2006. During the three months ended August 31, 2007, we were not engaged in any revenue-generating operations. Cash used in operations was higher in the 2006 period primarily as a result of increased costs related to the dividend distribution completed on July 28, 2006.

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


                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Woodbury, New York, on October 12, 2007.

                                    ROBOCOM SYSTEMS INTERNATIONAL INC.


                                    By:  /s/Irwin Balaban
                                         ----------------
                                            Irwin Balaban
                                            Chief Executive Officer and
                                            Principal Financial and Accounting
                                            Officer

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