Form 10-Q
period 2007-11-30
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2008-01-08
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to_________________.

Commission File Number 0-22735

ROBOCOM SYSTEMS INTERNATIONAL INC.

(Name of small business issuer as specified in its charter)

New York	11-2617048

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☒ No ☐

As of January 08, 2008, 4,840,984 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one):          Yes ☐ No ☒

ROBOCOM SYSTEMS INTERNATIONAL INC.

FORM 10-QSB

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROBOCOM SYSTEMS INTERNATIONAL INC.

BALANCE SHEETS

	November 30, 2007	May 31, 2007

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$450,622	$449,317
Due from Avantcé	—	73,563
Other current assets	7,000	1,000

Total assets	$457,622	$523,880

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued expenses	35,478	39,428

Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; None issued	—	—
Common stock, $.01 par value; 10,000,000 shares authorized; 4,840,984 issued and outstanding at November 30, 2007 and May 31, 2007.	48,410	48,410
Additional paid-in capital	12,163,574	12,163,574
Accumulated deficit	(11,789,840)	(11,727,532)

Total shareholders’ equity	422,144	484,452

Total liabilities and shareholders’ equity	$457,622	$523,880

See accompanying notes.

ROBOCOM SYSTEMS INTERNATIONAL INC.

STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended November 30,

	2007	2006

Selling, general and administrative expenses	$(36,301)	$(40,656)

Interest income	4,656	3,442

Net loss	$(31,645)	$(37,214)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.01)	$(0.01)

Weighted average shares outstanding: Basic and diluted	4,840,984	4,840,984

See accompanying notes.

ROBOCOM SYSTEMS INTERNATIONAL INC.

STATEMENTS OF OPERATIONS
(unaudited)

	Six months ended November 30,

	2007	2006

Selling, general and administrative expenses	$(72,119)	$(84,159)

Interest income	9,811	24,572

Net loss	$(62,308)	$(59,587)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.01)	$(0.01)

Weighted average shares outstanding: Basic and diluted	4,840,984	4,793,989

See accompanying notes.

ROBOCOM SYSTEMS INTERNATIONAL INC.

STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended November 30,

	2007	2006

Operating activities
Net loss	$(62,308)	$(59,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Other current assets	(6,000)	(5,417)
Accounts payable		(481)
Accrued expenses	(3,950)	(39,465)

Net cash used in operating activities	(72,258)	(104,950)

Investing activities
Net cash provided by investing activities - proceeds from sale of assets	73,563	94,061

Financing activities
Dividend paid to shareholders	—	(2,759,361)
Proceeds from stock option exercise	—	114,000

Net cash used in financing activities	—	(2,645,361)

Increase (decrease) in cash and cash equivalents	1,305	(2,656,250)
Cash and cash equivalents at beginning of period	449,317	3,130,625

Cash and cash equivalents at end of period	$450,622	$474,375

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

          Operating results for the three and six-month periods ended November 30, 2007 are not necessarily indicative of the results that may be expected for the year ending May 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended May 31, 2007.

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

          The proposed business activities described herein classify us as a “blank check” company. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any offering of our securities, either debt or equity, until such time as we have successfully implemented our business plan described herein.

          At this time, our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of a corporation whose securities are registered pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We will not restrict our search to any specific business, industry or geographical location and we may participate in a business venture of virtually any kind or nature.

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

Three Months ended November 30, 2007 compared to the three months ended November 30, 2006.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of fees for financial personnel, professional fees and insurances, as well as other miscellaneous administrative expenses. Selling, general and administrative expenses decreased by $4,355 to $36,301 in the three months ended November 30, 2007, as compared to $40,656 in the three months ended November 30, 2006. This decrease was primarily due to decreased professional and consulting fees related to the dividend distribution completed on July 28, 2006.

          Interest Income, Net. Interest income increased by $1,214 to $4,656 in the three months ended November 30, 2007, as compared to $3,442 in the three months ended November 30, 2006. This increase was primarily due to an increase in cash on hand during the three months ended November 30, 2007.

          Income Taxes. No provision for or benefit of income taxes was reflected in the 2008 or 2007 periods, as the benefits of operating loss carryforwards have been reserved.

Six Months ended November 30, 2007 compared to the six months ended November 30, 2006.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of fees for financial personnel, professional fees and insurances, as well as other miscellaneous administrative expenses. Selling, general and administrative expenses decreased by $12,040 to $72,119 in the six months ended November 30, 2007, as compared to $84,159 in the six months ended November 30, 2006. This decrease was primarily due to decreased professional and consulting fees related to the dividend distribution completed on July 28, 2006.

          Interest Income, Net. Interest income decreased by $14,761 to $9,811 in the six months ended November 30, 2007, as compared to $24,572 in the six months ended November 30, 2006. This decrease was primarily due to a decrease in cash on hand as a result of the dividend paid and the type of short-term investments held.

          Income Taxes. No provision for or benefit of income taxes was reflected in the 2008 or 2007 periods, as the benefits of operating loss carryforwards have been reserved.

LIQUIDITY AND CAPITAL RESOURCES

          During the fiscal quarter ended November 30, 2007, we funded our operations from cash on hand derived from the sale of substantially all of our assets on October 11, 2005. As of November 30, 2007, we had $450,622 in cash and cash equivalents.

          Net cash used in operating activities was $72,258 for the six months ended November 30, 2007. Net cash used in operating activities was $104,950 for the six months ended November 30, 2006. During the six months ended November 30, 2007, we were not engaged in any revenue-generating operations. Cash used in operations was higher in the 2006 period primarily as a result of increased costs related to the dividend distribution completed on July 28, 2006.

          We believe that our existing cash and cash equivalents will be sufficient to fund our legal, accounting and reporting requirements as a publicly-held “shell” company over the next twelve months.

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

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Woodbury, New York, on January 08, 2008.

ROBOCOM SYSTEMS INTERNATIONAL INC.
By:	/s/Irwin Balaban

Irwin Balaban
Chief Executive Officer and Principal Financial and Accounting Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of our Chief Executive Officer and Principal Financial and Accounting Officer, Irwin Balaban, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer and Principal Financial and Accounting Officer, Irwin Balaban, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.