Form 10-K/A
period 2007-05-31
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2008-02-25
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 31, 2007
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to _________.

Commission File Number 0-22735

ROBOCOM SYSTEMS INTERNATIONAL INC. (Name of small business issuer in its charter)

New York	11-2617048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17 Fairbanks Boulevard, Woodbury, NY	11797
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 516-692-8394

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.01 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure is contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year. $0.00.

As of August 3, 2007, the issuer had outstanding 4,840,984 shares of its common stock.

As of August 3, 2007, the aggregate market value of the issuer’s common stock held by non-affiliates was $455,833 (based upon the closing price of the issuer’s common stock on The Over-the-Counter Bulletin Board on such date).

Transitional Small Business Disclosure Format (check one) Yes☐    No ☒

Explanatory Note Regarding Amendment. We are filing this amendment to our Annual Report on Form 10-KSB for the fiscal year ended May 31, 2007 in order to file as an exhibit thereto the consent of our independent registered accountants, which was omitted from the original filing. The Exhibit Index has also been amended to include such consent.

PART III

Item 13. Exhibits.

The exhibits required by this item are listed on the Exhibit Index attached hereto and are either filed herewith or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-KSB/A to be signed on its behalf by the undersigned thereunto duly authorized, in Massapequa, New York, on February 25, 2008.

ROBOCOM SYSTEMS INTERNATIONAL INC.

By: /s/Irwin Balaban

Irwin Balaban

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

Signature	Title	Date

/s/Irwin Balaban Irwin Balaban	Chairman of the Board and Chief Executive Officer (Principal Executive Officer, Principal Accounting Officer, and Principal Financial Officer)	February 25, 2008

/s/Lawrence B. Klein Lawrence B. Klein	Director	February 25, 2008

/s/Herbert Goldman Herbert Goldman	Director	February 25, 2008

/s/Robert B. Friedman Robert B. Friedman	Director	February 25, 2008

Exhibit Index

Exhibit

Number	Description

2.1

Asset Purchase Agreement dated August 17, 2005, between the Company and Avantcé RSI, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on August 17, 2005 (File No. 0-22735)).

3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-27587)).
3.2

Amendment dated November 9, 1998 to Restated Certificate of Incorporation of the Company to reflect name change to Robocom Systems International Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the year ended May 31, 1999 as filed with the Commission on August 25, 1999 (File No. 0-22735)).

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

10.2

Indemnification Agreement dated as of August 17, 2005, among the Company, Irwin Balaban, Herbert Goldman and Lawrence B. Klein. (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-KSB for the year ended May 31, 2005 as filed with the Commission on August 26, 2005 (File No. 0-22735)).

10.3

Consulting Agreement dated September 1, 2006 between the Company and Irwin Balaban (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended November 30, 2006 as filed with the Commission on January 8, 2007 (File No. 0-22735)).

14.1

Robocom Systems International Inc. Code of Ethics and Business Conduct (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report filed on Form 8-K as filed with the Commission on September 24, 2004 (File No. 0-22735)).

14.2

Robocom Systems International Inc. Code of Ethics for Financial Executives and Employees (incorporated herein by reference to Exhibit 14.2 to the Company’s Current Report filed on Form 8-K as filed with the Commission on September 24, 2004 (File No. 0-22735)).

23.1	Consent of Eisner & Lubin LLP, independent registered accountants.

31.1

Certification of the Company’s Chief Executive Officer and principal accounting officer, Irwin Balaban, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-KSB for the year ended May 31, 2007 as filed with the Commission on August 3, 2007).

32.1

Certification of the Company’s Chief Executive Officer and principal accounting officer, Irwin Balaban, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-KSB for the year ended May 31, 2007 as filed with the Commission on August 3, 2007).