Form 10QSB
period 2008-02-29
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2008-04-15
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 29, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File Number 0-22735
________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☒ No ☐

As of April 14, 2008 4,840,984 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one);	Yes ☐	No ☒

ROBOCOM SYSTEMS INTERNATIONAL INC.

FORM 10-QSB

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ROBOCOM SYSTEMS INTERNATIONAL INC.

BALANCE SHEETS

	February 29, 2008	May 31, 2007
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$432,577	$449,317
Due from Avantce	—	73,563
Other current assets	4,000	1,000

Total assets	$436,577	$523,880

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued expenses	39,743	39,428

Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; None issued	—	—
Common stock, $.01 par value; 10,000,000 shares authorized; 4,840,984 issued and outstanding at February 29, 2008 and May 31, 2007	48,410	48,410
Additional paid-in capital	12,163,574	12,163,574
Accumulated deficit	(11,814,880)	(11,727,532)

Total shareholders’ equity	397,104	484,452

Total liabilities and shareholders’ equity	$436,577	$523,880

See accompanying notes.

ROBOCOM SYSTEMS INTERNATIONAL INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended
	February 29, 2008	February 28, 2007

Selling, general and administrative expenses	$(29,185)	$(41,462)

Interest income	4,145	8,109

Net loss	(25,040)	(33,353)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	4,840,984	4,840,984

See accompanying notes.

ROBOCOM SYSTEMS INTERNATIONAL INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Nine months ended
	February 29, 2008	February 28, 2007

Selling, general and administrative expenses	$(101,304)	$(125,621)

Interest income	13,956	32,681

Net loss	(87,348)	(92,940)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	4,840,984	4,809,482

See accompanying notes.

ROBOCOM SYSTEMS INTERNATIONAL INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended
	February 29, 2008	February 28, 2007
Operating activities
Net loss	$(87,348)	$(92,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Other current assets	(3,000)	(2,417)
Accounts payable	0	4,519
Accrued expenses	45	(32,654)

Net cash used in operating activities	(90,303)	(123,492)

Investing activities
Net cash provided by investing activities - proceeds from sale of assets	73,563	118,437

Financing activities
Dividend paid to shareholders	—	(2,759,361)
Proceeds from stock option exercise	—	114,000

Net cash used in financing activities	—	(2,645,361)

Decrease in cash and cash equivalents	(16,740)	(2,650,416)
Cash and cash equivalents at beginning of period	449,317	3,130,625

Cash and cash equivalents at end of period	$432,577	$480,209

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

Operating results for the three and nine-month periods ended February 29, 2008 are not necessarily indicative of the results that may be expected for the year ending May 31, 2008. For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-KSB for the year ended May 31, 2007.

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

The proposed business activities described herein classify us as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Management does not intend to undertake any offering of our securities, either debt or equity, until such time as we have successfully implemented our business plan described herein.

At this time, our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who desire to seek the perceived advantages of a corporation whose securities are registered pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We will not restrict our search to any specific business, industry or geographical location and we may participate in a business venture of virtually any kind or nature.

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

Our company will remain an insignificant participant among the firms that engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Three Months ended February 29, 2008 compared to the three months ended February 28, 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of fees for financial personnel, professional fees and insurances as well as other miscellaneous administrative expenses. Selling, general and administrative expenses decreased by $12,277 to $29,185 in the three months ended February 29, 2008, as compared to $41,462 in the three months ended February 28, 2007. This decrease was primarily due to decreased professional and consulting expenses.

Interest Income, Net. Interest income decreased by $3,964 to $4,145 in the three months ended February 29, 2008 as compared to $8,109 in the three months ended February 28, 2007. This decrease was primarily due to a decrease in cash on hand during the three months ended February 29, 2008.

Income Taxes. No provision for or benefit from income taxes was reflected in the periods ended February 29, 2008 and February 28, 2007, as the benefits of operating loss carryforwards have been reserved.

Comparison of Nine Months Ended February 29, 2008 and February 28, 2007

Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of fees for financial personnel, professional fees and insurance, as well as other miscellaneous administrative expenses. Selling, general and administrative expenses decreased by $24,317 to $101,304 in the nine months ended February 29, 2008, as compared to $125,621 in the nine months ended February 28, 2007. This decrease was primarily due to decreased professional and consulting expenses.

Interest Income, Net. Interest income decreased by $18,725 to $13,956 in the nine months ended February 29, 2008, as compared to $32,681 in the nine months ended February 28, 2007. This decrease was primarily due to a decrease in cash on hand as a result of the dividend paid to shareholders and the type of short-term investments held.

Income Taxes. No provision for or benefit from income taxes was reflected in the periods ended February 29, 2008 and February 28, 2007, as the benefits of operating loss carryforwards have been reserved.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal quarter ended February 29, 2008, we funded our operations from cash on hand derived from the sale of substantially all of our assets on October 11, 2005. As of February 29, 2008, we had $432,577 in cash and cash equivalents.

Net cash used in operating activities was $90,303 for the nine months ended February 29, 2008. Net cash used in operating activities was $123,492 for the nine months ended February 28, 2007. During the nine months ended February 29, 2008, we were not engaged in any revenue-generating operations. Cash used in operations was higher in the 2007 period primarily as a result of increased costs related to the dividend distribution completed on July 28, 2006.

We believe that our existing cash and cash equivalents will be sufficient to fund our legal, accounting and reporting requirements as a publicly-held “shell” company over the next twelve months.

ITEM 3.	CONTROLS AND PROCEDURES

(a)

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and principal accounting officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluation, our Chief Executive Officer and principal accounting officer concluded that, as of the end of the period, the disclosure controls and procedures were effective in timely alerting him to material information relating to our company that would be required to be included in the reports that are filed and submitted pursuant to the Exchange Act.

(b)

During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Woodbury, New York, on April 14, 2008.

ROBOCOM SYSTEMS INTERNATIONAL INC.

By: /s/ Irwin Balaban

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