Form 10KSB
period 2008-05-31
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2008-06-27
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 31, 2008
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to ____________.

Commission File Number	0-22735

ROBOCOM SYSTEMS INTERNATIONAL INC.

(Name of small business issuer in its charter)

New York	11-2617048

(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

17 Fairbanks Blvd., Woodbury, New York	11797

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (516) 692-8394

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.01 par value

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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

State issuer’s revenues for its most recent fiscal year (Excluding interest income). $0.00

As of June 27, 2008, the issuer had outstanding 4,840,984 shares of its common stock.

As of June 27, 2008, the aggregate market value of the issuer’s common stock held by non-affiliates was $316,973 (based upon the closing price of the issuer’s common stock on The Over-the-Counter Bulletin Board on such date).

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

Part I

Item 1. Description of Business.

General

          Robocom Systems International Inc. (“we,” “us,” “our,” or “our company”) was incorporated under the laws of the State of New York in 1982. Our company was organized to develop, market and support advanced warehouse management software solutions that enable companies to realize significant cost savings by automating their warehouse operations and providing inventory visibility throughout the supply chain. On October 11, 2005, we sold substantially all of our assets to Avantce RSI, LLC, a Delaware limited liability company, for $2,970,000 in cash, plus a $200,000 promissory note payable over two years. In July 2006, we paid a dividend to our shareholders totaling approximately $2,760,000, which represented approximately 87% of our total assets at that time.

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

          We also anticipate that prospective target businesses will be brought to our attention from various other non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, and other members of the financial community. We have neither the present intention, nor does the present potential exist for us, to consummate a business combination with a target business in which our management or their affiliates or associates directly or indirectly have a pecuniary interest, although no existing corporate policies would prevent this from occurring. We may engage the services of professional firms that specialize in finding business acquisitions and pay a finder’s fee or other compensation.

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

          The time and costs required to select and evaluate a target business (including conducting a due diligence review) and to structure and consummate the business combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state “blue sky” and corporation laws) cannot presently be ascertained with any degree of certainty. Our officers and directors only devote a small portion of their time to the operations of our company, and, accordingly, consummation of a business combination may require a greater period of time than if they devoted their full time to our company’s affairs. However, our officers and directors will devote such time as they deem reasonably needed.

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

          It is anticipated that any securities issued in any such reorganization will be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a “shell” company. Until such time as this occurs, we do not intend to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market that may develop in our securities may have a depressive effect on the value of our securities in the future, if such a market develops, of which there is no assurance.

          As a general rule, federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure a business combination so as to achieve the most favorable tax treatment for us, the target company and their respective stockholders. However, there can be no assurance that the Internal Revenue Service (“IRS”) or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated business combination.

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

          While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called “tax-free” reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the target business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders. Nonetheless, there can be no assurance that the IRS or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated business combination.

          With respect to any merger or acquisition, negotiations with the target company’s management is expected to focus on the percentage of our company that the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest in our company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then shareholders.

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

          On May 27, 2008 our Board of Directors, and the holders of a majority of the outstanding shares of our issued and outstanding common stock, par value $0.01 per share (our “Common Stock”), pursuant to a written consent in lieu of a meeting in accordance with our articles of incorporation and Section 615(a) of the New York Business Corporation Law, approved a reincorporation of our company in the state of Delaware (the “Reincorporation”) through the merger with and into a wholly-owned, newly-formed Delaware subsidiary formed specifically for this purpose (“Robocom-Delaware”). Our Board of Directors and such shareholders approved the Reincorporation in an effort to better position our company to attract an operating business that is seeking to complete a business combination or merger with a shell corporation. Our board and such shareholders believe the actions taken will provide us with a more flexible capital structure, a simplicity in corporate governance under Delaware law and the ability to proceed more quickly with a business combination or merger if and when an acquisition or merger partner is identified. Although we have had, and continue to have, discussions with potential merger or acquisition partners, we do not currently have a definitive agreement or understanding in place with any potential partner. The Reincorporation will result in the following:

•	our company will be governed by the laws of the State of Delaware and by a new certificate of incorporation and new by-laws governed by Delaware law;

•

the conversion of every share of our Common Stock owned as of the effective time of the Reincorporation, into a fractional share of common stock of Robocom-Delaware, such fraction to be not more than 0.5 (1/2) of a share or less than 0.05 (1/20) of a share as determined by our Board of Directors, in its sole discretion, prior to the Reincorporation;

•	the reduction of the par value of our Common Stock from $0.01 per share to $0.001 per share;

•

a reduction in our authorized capital stock to 125,000,000 total shares, consisting of 100,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of “blank check” preferred stock, par value $0.001 per share;

•	the persons currently serving as officers and directors of our company will continue to serve in their respective capacities immediately after the Reincorporation; and

•	a change of our corporate name to a name to be determined by our Board of Directors, in its sole discretion, prior to the Reincorporation.

          Notwithstanding approval of the Reincorporation by our shareholders, our Board of Directors may, in its sole discretion, determine not to effect, and to abandon, the Reincorporation without further action by our shareholders. Moreover, until our Board of Directors is able to identify a suitable operating business to be our merger or acquisition partner, it is likely we will not proceed with the Reincorporation.

          We have had in the past, and continue to have, discussions with potential merger or acquisition partners and while we do not have a definitive agreement in place with any potential partner to do so, we anticipate issuing shares of our common stock, and possibly preferred stock, as part of any merger or acquisition with a merger or acquisition partner.

Employees

          We do not have any employees, other than our executive officer, who provides services under a consulting agreement.

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

Item 4. Submission of Matters to a Vote of Security Holders.

                            On May 27, 2008, each member of our Board of Directors and the holders of an aggregate of 2,759,900shares of our Common Stock, representing approximately 57% of the total shares of our Common Stock entitled to vote on the matter, consented in writing without a meeting to the Reincorporation. The effects of the Reincorporation are discussed more fully in Item 1, above, under the caption “Description of Business,” but can be summarized as follows:

•	our company will be governed by the laws of the State of Delaware and by a new certificate of incorporation and new by-laws governed by Delaware law;

•

the conversion of every share of our Common Stock owned as of the effective time of the Reincorporation, into a fractional share of common stock of Robocom-Delaware, such fraction to be not more than 0.5 (1/2) of a share or less than 0.05 (1/20) of a share as determined by our Board of Directors, in its sole discretion, prior to the Reincorporation;

•	the reduction of the par value of our Common Stock from $0.01 per share to $0.001 per share;

•

a reduction in our authorized capital stock to 125,000,000 total shares, consisting of 100,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of “blank check” preferred stock, par value $0.001 per share;

•	the persons currently serving as officers and directors of our company will continue to serve in their respective capacities immediately after the Reincorporation; and

•	a change of our corporate name to a name to be determined by our Board of Directors, in its sole discretion, prior to the Reincorporation.

          Notwithstanding approval of the Reincorporation by our shareholders, our Board of Directors may, in its sole discretion, determine not to effect, and to abandon, the Reincorporation without further action by our shareholders. Moreover, until our Board of Directors is able to identify a suitable operating business to be our merger or acquisition partner, it is likely we will not proceed with the Reincorporation.

          We have had in the past, and continue to have, discussions with potential merger or acquisition partners and while we do not have a definitive agreement in place with any potential partner to do so, we anticipate issuing shares of our common stock, and possibly preferred stock, as part of any merger or acquisition with a merger or acquisition partner.

          As of June 27, 2008, no further action had been taken regarding the Reincorporation.

Part II

Item 5.	Market for Common Equity and Related Shareholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

          Our common stock trades on The Over-the-Counter Bulletin Board under the symbol RIMS. The following table represents the high and low price information for our common stock for each quarterly period in fiscal 2008 and 2007.

	Fiscal 2008		Fiscal 2007
	High	Low	High	Low

Quarter ended August 31	$0.30	$0.21	$0.94	$0.19
Quarter ended November 30	0.47	0.15	0.28	0.24
Quarter ended February 28	0.51	0.16	0.26	0.21
Quarter ended May 31	0.40	0.15	0.28	0.22

          Quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

          On June 27, 2008, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $0.16.

Holders

          As of June 27, 2008, there were 4,840,984 shares of our common stock outstanding held by approximately 30 shareholders of record. Of the 4,840,984 shares, 1,981,200 shares of common stock were held in street name.

Dividends

          In July 2006, we paid a cash dividend to our shareholders totaling approximately $2,760,000, which represented approximately 87% of our total assets at that time. Other than the July 2006 dividend, we did not declare any dividends on any class of common equity during the fiscal years ended May 31, 2008 or 2007.

Securities Authorized for Issuance under Equity Compensation Plan

          Information regarding securities authorized for issuance under our equity compensation plans is disclosed in this report under the section captioned “Item II. Security Ownership of certain Beneficial Owners and Management and related Shareholder Matters.”

Repurchase of Equity Securities

          We did not repurchase any equity securities in the fourth quarter of fiscal 2008.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

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

          Since October 11, 2005, our business plan has consisted of exploring potential targets for a business combination with us through a purchase of assets, share purchase or exchange, merger or similar type of transaction.

          On May 27, 2008 our Board of Directors, and the holders of a majority of the outstanding shares of our issued and outstanding Common Stock, pursuant to a written consent in lieu of a meeting, approved the Reincorporation in Delaware. Our Board of Directors and such shareholders approved the Reincorporation in an effort to better position our company to attract an operating business that is seeking to complete a business combination or merger with a shell corporation. Our board and such shareholders believe the actions taken will provide us with a more flexible capital structure, a simplicity in corporate governance under Delaware law and the ability to proceed more quickly with a business combination or merger if and when an acquisition or merger partner is identified. Although we have had, and continue to have, discussions with potential merger or acquisition partners, we do not currently have a definitive agreement or understanding in place with any potential partner.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data:

(In thousands, except share data)

	Year ended May 31,

	2008	2007

Selling, general and administrative expenses	$(141)	$(157)

Other income	8	—

Interest income	17	38

Net loss	$(116)	$(119)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.02)	$(0.02)

Weighted average shares outstanding:

Basic and diluted	4,840,984	4,817,422

Comparison of Fiscal Years Ended May 31, 2008 and May 31, 2007

          Revenues. We did not record any revenues related to our operations during the fiscal year ended May 31, 2008 and 2007.

          Other Income. Other income represents a recovery of a previous receivable written off.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of fees for financial personnel, professional fees and insurance, as well as other miscellaneous administrative expenses. Selling, general and administrative expenses decreased by $15,350 to $141,396 for the fiscal year ended May 31, 2008, as compared to $156,746 for the fiscal year ended May 31, 2007. This decrease was primarily due to decreased professional and consulting expenses.

          Interest Income, Net. Interest income decreased by $20,575 to $17,257 for the fiscal year ended May 31, 2008, as compared to $37,832 for the fiscal year ended May 31, 2007. This decrease was primarily due to a decrease in cash on hand as a result of the dividend paid to shareholders and the type of short-term investments held.

          Income Taxes. No provision for or benefit from income taxes was reflected in the 2008 or 2007 periods, as the benefits of operating loss carryforwards have been reserved.

Liquidity and Capital Resources

          Our cash expenditures are limited to amounts required for the payment of professional fees in connection with meeting our requirements under the securities laws and in seeking a merger or acquisition partner.

          During the fiscal year ended May 31, 2008, we funded our operations from cash on hand derived from the sale of substantially all of our assets on October 11, 2005. As of May 31, 2008, we had $420,763 in cash and cash equivalents.

          Net cash used in operating activities was $102,117 for the fiscal year ended May 31, 2008. Net cash used in operating activities was $154,384 for the fiscal year ended May 31, 2007. During the fiscal year ended May 31, 2008, we were not engaged in any revenue-generating operations. Cash used in operations was higher in the 2007 period primarily as a result of increased costs related to the dividend distribution completed on July 28, 2006.

          At the present time we have no employees, other than our executive officer, who provides services under a consulting agreement. We do not anticipate hiring any employees until such time as we are able to consummate a merger with or an acquisition of a private entity.

          As of June 27, 2008, we had no off-balance sheet arrangements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
  Robocom Systems International Inc.

We have audited the accompanying balance sheets of Robocom Systems International Inc. as at May 31, 2008, and 2007, and the related statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended May 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robocom Systems International Inc. as at May 31, 2008 and 2007, and the results of its operations, and its cash flows for each of the two years in the period ended May 31, 2008 in conformity with accounting principles generally accepted in the United States.

/s/ Eisner & Lubin LLP

New York, New York
June 27, 2008.

ROBOCOM SYSTEMS INTERNATIONAL INC.

BALANCE SHEETS

	2008	2007

Assets
Current assets:
Cash and cash equivalents	$420,763	$449,317
Due from Avantcé	—	73,563
Other current assets	1,000	1,000

Total assets	$421,763	$523,880

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued expenses	53,450	39,428

Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; None issued	—	—
Common stock, $.01 par value; 10,000,000 shares authorized; 4,840,984 issued and outstanding at May 31, 2008 and 2007	48,410	48,410
Additional paid-in capital	12,163,574	12,163,574
Accumulated deficit	(11,843,671)	(11,727,532)

Total shareholders’ equity	368,313	484,452

Total liabilities and shareholders’ equity	$421,763	$523,880

See accompanying notes.

ROBOCOM SYSTEMS INTERNATIONAL INC.

STATEMENTS OF OPERATIONS

	For the year ended May 31,

	2008	2007

Selling, general and administrative expenses	$(141,396)	$(156,746)

Other income	8,000	—

Interest income	17,257	37,832

Net loss	$(116,139)	$(118,914)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	4,840,984	4,817,422

See accompanying notes.

ROBOCOM SYSTEMS INTERNATIONAL INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock

	Shares	Par Value $.01	Warrants	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance, June 1, 2006	4,640,984	$46,410	$—	$12,051,574	$(8,849,257)	$3,248,727

Net loss	—	—	—	—	(118,914)	(118,914)

Stock option exercise	200,000	2,000	—	112,000	—	$114,000

Dividends paid	—	—	—	—	(2,759,361)	(2,759,361)

Balance, May 31, 2007	4,840,984	$48,410	$—	$12,163,574	$(11,727,532)	$484,452

Net loss	—	—	—	—	(116,139)	(116,139)

Balance, May 31, 2008	4,840,984	$48,410	$—	$12,163,574	$(11,843,671)	$368,313

See accompanying notes.

ROBOCOM SYSTEMS INTERNATIONAL INC.

STATEMENTS OF CASH FLOWS

	For the year ended May 31,

	2008	2007

Operating activities

Net loss	$(116,139)	$(118,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Other current assets	—	583
Accounts payable	—	(481)
Accrued expenses	14,022	(35,572)

Net cash used in operating activities	(102,117)	(154,384)

Investing activities

Net cash provided by investing activities - proceeds from sale of assets	73,563	118,437

Financing activities

Dividend paid to shareholders	—	(2,759,361)
Proceeds from stock option exercise	—	114,000

Net cash used in financing activities	—	(2,645,361)

Decrease in cash and cash equivalents	(28,553)	(2,681,308)
Cash and cash equivalents at beginning of year	449,317	3,130,625

Cash and cash equivalents at end of year	$420,764	$449,317

See accompanying notes.

Robocom Systems International Inc.
Notes to the Financial Statements

1. Organization and Significant Accounting Policies

Organization

     Robocom Systems International Inc. (“we,” “us,” “our,” or “our company”) was incorporated in June 1982 in the State of New York. Prior to the sale of assets on October 11, 2005, we were engaged in the development and marketing of automated warehouse management systems and related software, which is used by various commercial enterprises located in the United States and abroad.

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

          On May 27, 2008 our Board of Directors, and the holders of a majority of the outstanding shares of our issued and outstanding common stock, par value $0.01 per share (our “Common Stock”), pursuant to a written consent in lieu of a meeting in accordance with our articles of incorporation and Section 615(a) of the New York Business Corporation Law, approved a reincorporation of our company in the state of Delaware (the “Reincorporation”) through the merger with and into a wholly-owned, newly-formed Delaware subsidiary formed specifically for this purpose (“Robocom-Delaware”). Robocom-Delaware will have authorized capital stock of 125,000,000 total shares, consisting of 100,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of “blank check: preferred stock, par value $0.001 per share. Our Board of Directors and such shareholders approved the Reincorporation in an effort to better position our company to attract an operating business that is seeking to complete a business combination or merger with a shell corporation. Our board and such shareholders believe the actions taken will provide us with a more flexible capital structure, a simplicity in corporate governance under Delaware law and the ability to proceed more quickly with a business combination or merger if and when an acquisition or merger partner is identified. Although we have had, and continue to have, discussions with potential merger or acquisition partners, we do not currently have a definitive agreement or understanding in place with any potential partner.

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

Robocom Systems International Inc.
Notes to the Financial Statements (continued)

     Stock Options

     On March 1, 2006, the Company adopted the Statement of Financial Accounting Standard (“SFAS”) No. 123(R) “Share-Based Payment” requiring the recognition of compensation expense in the statements of operations related to the fair value of employee share-based awards. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Prior to adopting SFAS No. 123(R), the Company applied Accounting Principles Board (“APB”) Opinion No. 25, and related Interpretations, in accounting for its share-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants in prior periods. In accordance with SFAS No. 123(R), judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.

     Income Taxes

     Our company provides for income taxes under SFAS No. 109, “Accounting for Income Taxes,” which employs an asset and liability approach in accounting for income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted laws.

     Deferred tax assets or liabilities are recognized for temporary differences that will result in deductible amounts or taxable income in future years and for net operating loss carryforwards. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

     On June 1, 2007, the company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

     Concentration of Credit Risk

     We maintain our cash principally at one commercial bank. Management does not believe significant credit risk existed at May 31, 2008.

2. Shareholders’ Equity

     Stock Option Plan

     We had a Stock Option and Long-term Incentive Compensation Plan (the “Plan”). All options granted, including those granted to directors and consultants, were nonqualified options. The Plan terminated in May 2007 and as of May 31, 2008, there were no outstanding options under the Plan.

Robocom Systems International Inc.
Notes to the Financial Statements (continued)

The following summarizes stock option activity during fiscal 2008 and 2007:

	Shares under Option	Weighted- Average Exercise Price

Balance, June 1, 2006	460,000	$0.62
Exercised	(200,000)	$0.57

Balance, May 31, 2007	260,000	$0.65
Cancelled, May 30, 2008	(260,000)	$0.65

Balance, May 31, 2008	0	N/A

3. Detail of Certain Balance Sheet Accounts

     Accrued Expenses

     Accrued expenses consisted of professional fees for the fiscal year ended May 31, 2008 and 2007.

4. Employee Benefit Plan

     We do not have any employee benefit plans.

5. Income Taxes

     Deferred tax assets as of May 31, 2008 and 2007 substantially comprise net operating loss carryforwards, net of valuation allowances.

     We did not record any provision for or benefit of income taxes in the 2008 or 2007 periods. The valuation allowance at May 31, 2008 and 2007 was provided because of uncertainty, based on our historical results, with respect to realization of deferred tax assets. The valuation allowance increased during the year ended May 31, 2008 and 2007 by $47,988 and $47,565, respectively.

     At May 31, 2008, we had net operating loss carryforwards of approximately $5.0 million for income tax purposes, which may be able to reduce taxable income in future years. The utilization of these losses to reduce future income taxes will depend on our generating sufficient taxable income prior to the expiration of the net operating loss carryforwards. Net operating loss carryforwards will expire in various years through May 31, 2028.

6. Related Party Transactions

          We paid consulting and director fees of $45,000 to Irwin Balaban, President and Chief Executive Officer of the Company for fiscal 2008 and 2007.

7. Lease Commitments

          We are not currently obligated under any lease.

8. Gain Contingency

Robocom Systems International Inc.
Notes to the Financial Statements (continued)

          In an arbitration case with a former distributor, we were awarded damages and expenses of approximately $140,000. Due to the uncertainty of both the amount and its collectibility, no amounts have been recognized in the financial statements.

Robocom Systems International Inc.
Notes to the Financial Statements (continued)

Item 8A. Controls and Procedures

          Our Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of financial statements.

          All internal controls over financial reporting, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention or overriding of controls. Therefore, even effective internal control over financial reporting can provide only reasonable, and not absolute, assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal controls over financial reporting may vary over time. Because of its inherent limitations, internal control over financial reporting may also fail to prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

          As of May 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, of the effectiveness of our internal control over financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Based on this evaluation, our Chief Executive Officer and principal financial officer concluded that, as of May 31, 2008, our internal control over financial reporting was effective based on those criteria.

Part III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

          The executive officer and directors of our company are as follows:

Name	Age	Position

Irwin Balaban	76	President and Chief Executive Officer, Chairman of the Board

Robert B. Friedman	69	Director

Herbert Goldman	77	Director

Lawrence B. Klein	74	Director

          Irwin Balaban, a co-founder of our company, has been Chairman of the Board since 1983. From 1983 until his retirement in March 1999, he was President and Chief Executive Officer of our company. Since March 1999, he had been providing consulting services to us. In his capacity as a consultant, in July 2001, Mr. Balaban assumed the offices of President and Chief Executive Officer.

          Robert B. Friedman has been a director since March 2003. Mr. Friedman is currently the principal owner and managing partner of several business ventures, including the Nathan Hale Inn & Conference Center at the University of Connecticut and the Inn at Middletown. From 1969 to 1989, Mr. Friedman, a graduate of The Wharton School of the University of PA, was President and a Director of the Middex Development Corporation, a national real estate development company, involved in the development, ownership and management of hotels, office buildings and multi-family dwellings.

          Herbert Goldman, a co-founder of our company, has been a director since 1983. He provided consulting services to us from his retirement in 1996 until May 2000. From 1991 until his retirement, Mr. Goldman had been Executive Vice President – Operations.

          Lawrence B. Klein, a co-founder of our company, has been a director since 1991. He was Executive Vice President – Worldwide from May 1999 until his retirement in May 2000, and from May 2000 to May 2001, provided consulting services to us. From 1991 to May 1999, Mr. Klein was the Executive Vice President, Marketing and Sales.

          All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Executive officers are elected by, and serve at the discretion of, the Board of Directors. Our Board of Directors met twice during fiscal 2008.

Compliance with Section 16(a) of the Exchange Act

          Section 16(a) of the Securities Exchange Act of 1934 requires the our directors and executive officers, and persons who own more than 10% of our outstanding common stock to file with the SEC the initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

          Based solely on our review of the copies of such reports received by us, or written representations from certain reporting persons that no Forms 5 were required for such persons, we believe that during the fiscal year ended May 31, 2008, there was no failure to comply with Section 16(a) filing requirements applicable to our officers, directors and 10% stockholders.

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

Committees of the Board of Directors

Audit Committee

          Our Board of Directors has an audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. This committee currently consists of Messrs. Friedman, Goldman and Klein. Mr. Friedman has been appointed to sit on the audit committee to serve as the audit committee financial expert. All members of the committee are considered independent within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers listing standards, as amended. Due to our status as a shell company and our limited resources, we do not have access to additional eligible candidates. The audit committee is directly responsible for the appointment, compensation and oversight of our independent auditors. The audit committee oversees the financial reporting process on behalf of our Board of Directors by reviewing with the independent auditors the scope and results of the audit engagement, monitoring our financial policies and internal control procedures, and reviewing and monitoring the provisions of non-audit services performed by our independent auditors. Management is responsible for our internal controls and establishing and reviewing the financial reporting process. The audit committee acts under a written charter adopted and approved in September 1997. The audit committee did not meet during the fiscal year ended May 31, 2008.

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

          Our Board of Directors uses a variety of methods for identifying and evaluating nominees for director. It regularly assesses the appropriate size of the Board of Directors, and whether any vacancies exist or are expected due to retirement or otherwise. If vacancies exist, are anticipated or otherwise arise, our Board of Directors considers various potential candidates for director. Candidates may come to their attention through current members of our Board of Directors, shareholders or other persons. These candidates are evaluated at regular or special meetings of our Board of Directors, and may be considered at any point during the year. Our Board of Directors will consider candidates for director that are nominated by shareholders in accordance with the procedures regarding the inclusion of shareholder proposals in proxy materials set forth in the section entitled “Shareholder Proposals” in this proxy statement. In evaluating such recommendations, our Board of Directors uses the qualifications and standards discussed below and seeks to achieve a balance of knowledge, experience and capability on our Board of Directors.

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

Compensation Committee

          Our Board of Directors has a compensation committee, which currently consists of Messrs. Friedman, Goldman and Klein. All members of the committee are considered independent within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers listing standards, as amended. Due to our status as a shell company and our limited resources, we do not have access to additional eligible candidates. The compensation committee is responsible for reviewing and recommending salaries, bonuses and other compensation for our officers. The compensation committee is also responsible for administering our stock option plan and for establishing terms and conditions of all stock options granted under the plan. The compensation committee did not meet during the fiscal year ended May 31, 2008.

Item 10. Executive Compensation.

          The following table sets forth all compensation awarded to, earned by or paid to the chief executive officer (“CEO”) of our company. We did not employ any other executive officers in fiscal 2008and fiscal 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($) (2)	Total($)

Irwin Balaban (1) President and	2007	0	0	0	0	0	0	45,000	45,000

Chief Executive Officer	2008	0	0	0	0	0	0	45,000	45,000

(1)

Since 1983, Mr. Balaban has been Chairman of the Board and since his retirement in March 1999, has been providing consulting services to the Company under a consulting agreement. In his capacity as a consultant to the Company, Mr. Balaban assumed the offices of President and Chief Executive Officer in July 2001.

(2)	Represents amounts paid to Mr. Balaban under his consulting agreement and director’s fees.

Outstanding Equity Awards at Fiscal Year End

          There were no equity awards for our named executive officer, including unexercised options, stock that has not vested and equity incentive plan awards, outstanding at fiscal year ended May 31, 2008.

Directors’ Compensation

          Each non-employee director receives $1,500 for each Board meeting attended and is reimbursed for all out-of-pocket expenses incurred in connection with attendance at meetings of the Board or any committee thereof. Upon election to the Board of Directors, each non-employee director was granted five-year options to purchase 5,000 shares of Common Stock at an exercise price equal to fair market value of our Common Stock at the date of grant. In addition, directors serving on either the Audit Committee or the Compensation Committee were granted additional five-year options to purchase 2,500 shares our Common Stock at an exercise price equal to the fair market value of our Common Stock at the date of grant. These options vested immediately. The stock option plan expired on May 15, 2007 and all outstanding options held by the directors were surrendered on May 30, 2008 and cancelled.

          No options were granted during fiscal 2007.

          The following table sets forth information with respect to director compensation during the year ended May 31, 2008:

DIRECTORS COMPENSATION

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Non qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Irwin Balaban	3,000	0	0	0	0	3,000
Robert Friedman	3,000	0	0	0	0	3,000
Herbert Goldman	3,000	0	0	0	0	3,000
Lawrence Klein	3,000	0	0	0	0	3,000

          (1) Represents directors fees paid.

Consulting Agreement

          On September 1, 2007, we entered into a two-year consulting agreement with Irwin Balaban, our Chairman of the Board. Under this agreement, Mr. Balaban serves as President and Chief Executive Officer of our company. Mr. Balaban receives approximately $42,000 annually, payable monthly, under this agreement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

          The following table sets forth, as of June 27, 2008, the names, addresses and number of shares of common stock beneficially owned by (i) all persons known to our management to be beneficial owners of more than 5% of the outstanding shares of our common stock, (ii) each director of our company, (iii) each named Executive Officer and (iv) all executive officers and directors of our company as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned):

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)		Percentage of Outstanding Shares Beneficially Owned (2)

Irwin Balaban	1,036,900	(3)	21.42%
Steven N. Bronson	433,557		8.96%
Robert B. Friedman	95,000		1.96%
Herbert Goldman	934,000	(4)	19.29%
Lawrence B. Klein	694,000		14.34%
All executive officers and directors as a group (4 persons)..	2,759,900		57.01%

(1)	The address of each director is c/o Robocom Systems International Inc., 17 Fairbanks Boulevard, Woodbury, NY 11797. The address of Mr. Bronson is 100 Mill Plain Road, Danbury, CT 06811.

(2)

Except as indicated in the footnotes to this table, we believe that all persons named in the table have sole voting and investment power with respect to all Common Stock shown as beneficially owned by them. In accordance with the rules of the Securities and Exchange Commission (the “Commission”), a person or entity is deemed to be the beneficial owner of Common Stock that can be acquired by such person or entity within 60 days upon the exercise of options or warrants or other rights to acquire Common Stock. Each beneficial owner’s percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days have been exercised. The inclusion herein of such shares listed as beneficially owned does not constitute an admission of beneficial ownership.

(3)	Includes 564,000 shares held by I&T Balaban L.P.

(4)	Includes 884,000 shares held by Goldman L.P. and 50,000 shares held by the Goldman Living Trust.

Securities Authorized for Issuance under Equity Compensation Plans

          Our 1997 Stock Option and Long-term Incentive Compensation Plan expired on May 15, 2007, and as of May 31, 2008, we have no compensation plan under which shares of common stock may be issued. We have no equity compensation plans or arrangements that have not been approved by shareholders.

Item 12. Certain Relationships and Related Transactions.

          Pursuant to an indemnification agreement, dated August 17, 2005, by and among us and Messrs. Irwin Balaban, Chairman of the Board, President and Chief Executive Officer of our company, Lawrence B. Klein and Herbert Goldman, directors of our company, we agreed to indemnify such persons for any losses they may incur resulting from their agreement to personally indemnify Avantcé RSI, LLC for certain losses it may incur in the event of our breach of representations, warranties and/or covenants set forth in the Asset Purchase Agreement, dated August 17, 2005.

Item 13. Exhibits.

          The exhibits required by this item are listed on the Exhibit Index attached hereto and are either filed herewith or incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

          We incurred $35,000 for each of the fiscal years ended May 31, 2008 and 2007, respectively, for audit and review services by Eisner and Lubin LLP. Eisner & Lubin LLP has not performed any other services for us.

Board of Directors Pre-Approval

          Our Board of Directors pre-approved the engagement of Eisner & Lubin LLP to act as our independent auditor for the fiscal year ending May 31, 2009. However, if our board identifies a suitable merger or acquisition partner and we enter into a business combination, it is likely that our Board of Directors will appoint the independent auditor retained by such merger or acquisition partner as our new independent auditor.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Woodbury, New York, on June 27, 2008.

ROBOCOM SYSTEMS INTERNATIONAL INC.

By:	/s/Irwin Balaban

Irwin Balaban
Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

Signature	Title	Date

/s/Irwin Balaban	Chairman of the Board and Chief Executive Officer (Principal Executive Officer, Principal Accounting Officer, and Principal Financial Officer)	June 27, 2008

Irwin Balaban

/s/Lawrence B. Klein	Director	June 27, 2008

Lawrence B. Klein

/s/Herbert Goldman	Director	June 27, 2008

Herbert Goldman

/s/Robert B. Friedman	Director	June 27, 2008

Robert B. Friedman

Exhibit Index

Exhibit Number	Description

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

3.3	Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-27587)).

3.4

Amendment dated July 13, 2006 to Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on July 17, 2006 (File No. 0-22735)).

10.1

Indemnification Agreement dated as of August 17, 2005, among the Company, Irwin Balaban, Herbert Goldman and Lawrence B. Klein (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-KSB for the year ended May 31, 2005 as filed with the Commission on August 26, 2005 (File No. 0-22735)).

10.2

Consulting Agreement dated September 1, 2006 between our company and Irwin Balaban (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended November 30, 2006 as filed with the Commission on January 8, 2007 (File No. 0-22735)).

10.3	Consulting Agreement dated September 1, 2007 between the Company and Irwin Balaban.

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

23.1

Consent of Eisner & Lubin LLP, independent registered accountants (incorporated herein by reference to Exhibit 23.1 to the Company’s Amended Annual Report filed on Form 10-KSB/A as filed with the Commission on February 25, 2008 (File No. 0-22735)).

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