Form 10-Q
period 2008-08-31
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2008-10-14
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________.
Commission File Number	0-22735

ROBOCOM SYSTEMS INTERNATIONAL INC.
(Name of small business issuer as specified in its charter)

New York	11-2617048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17 Fairbanks Boulevard, Woodbury, NY 11797
(Address of principal executive offices)

516-692-8394
(Issuer’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,840,984 shares of common stock as of October 14, 2008.

ROBOCOM SYSTEMS INTERNATIONAL INC.

FORM 10-Q

INDEX

PART I.	Financial Information

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ROBOCOM SYSTEMS INTERNATIONAL INC.

BALANCE SHEETS

	August 31, 2008	May 31, 2008
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$ 374,813	$ 420,763
Other current assets	9,166	1,000

Total assets.	$ 383,979	$ 421,763

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued expenses	42,811	53,450

Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; None issued	—	—
Common stock, $.01 par value; 10,000,000 shares authorized; 4,840,984 issued and outstanding at August 31, 2008 and May 31, 200 8	48,410	48,410
Additional paid-in capital	12,163,574	12,163,574
Accumulated deficit	(11,870,816)	(11,843,671)
Total shareholders’ equity	341,168	368,313
Total liabilities and shareholders’ equity	$ 383,979	$ 421,763

See accompanying notes.

ROBOCOM SYSTEMS INTERNATIONAL INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended August 31,
	2008	2007

Selling, general and administrative expenses	$ (30,044)	$ (35,818)

Interest income	2,899	5,155

Net loss	$ (27,145)	$ (30,663)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$ (0.006)	$ (0.006)

Weighted average shares outstanding:
Basic and diluted	4,840,984	4,840,984

See accompanying notes.

ROBOCOM SYSTEMS INTERNATIONAL INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended August 31,
	2008	2007
Operating activities
Net loss	$ (27,145)	$ (30,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Other current assets	(8,166)	(9,000)
Accrued expenses	(10,639)	11,467
Net cash used in operating activities	(45,950)	(28,196)

Investing activities
Net cash provided by investing activities - proceeds from sale of assets	—	31,664

(Decrease) increase in cash and cash equivalents	(45,950)	3,468
Cash and cash equivalents at beginning of period	420,763	449,317
Cash and cash equivalents at end of period	$ 374,813	$ 452,785

See accompanying notes.

ROBOCOM SYSTEMS INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.	Background and Basis of Financial Statement Presentation

The accompanying unaudited financial statements of Robocom Systems International Inc. (“we,” “us,” “our,” or “our company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

The balance sheet at May 31, 2008 has been derived from the audited financial statements at that date but, as presented, does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

Operating results for the three-month period ended August 31, 2008 are not necessarily indicative of the results that may be expected for the year ending May 31, 2009. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended May 31, 2008.

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

On May 27, 2008 our Board of Directors, and the holders of a majority of the outstanding shares of our issued and outstanding common stock, par value $0.01 per share (our “Common Stock”), pursuant to a written consent in lieu of a meeting in accordance with our articles of incorporation and Section 615(a) of the New York Business Corporation Law, approved a reincorporation of our company in the state of Delaware (the “Reincorporation”) through the merger with and into a wholly-owned, newly-formed

Delaware subsidiary formed specifically for this purpose (“Robocom-Delaware”). Our Board of Directors and such shareholders approved the Reincorporation in an effort to better position our company to attract an operating business that is seeking to complete a business combination or merger with a shell corporation. Our board and such shareholders believe the actions taken will provide us with a more flexible capital structure, simplicity in corporate governance under Delaware law and the ability to proceed more quickly with a business combination or merger if and when an acquisition or merger partner is identified. Although we have had, and continue to have, discussions with potential merger or acquisition partners, we do not currently have a definitive agreement or understanding in place with any potential partner. The Reincorporation will result in the following:

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

As of October 14, 2008, no further action had been taken regarding the Reincorporation.

Three Months ended August 31, 2008 compared to the three months ended August 31, 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of fees for financial personnel, professional fees and insurances, as well as other miscellaneous administrative expenses. Selling, general and administrative expenses decreased by $5,774 to $30,044 in the three months ended August 31, 2008, as compared to $35,818 in the three months ended August 31, 2007. This decrease was primarily due to decreased professional and consulting fees.

Interest Income, Net. Interest income decreased by $2,256 to $2,899 in the three months ended August 31, 2008, as compared to $5,155 in the three months ended August 31, 2007. This decrease was due to a decrease in cash and cash equivalents.

Income Taxes. No provision for or benefit of income taxes was reflected in the 2008 or 2007 periods, as the benefits of operating loss carryforwards have been reserved.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal quarter ended August 31, 2008, we funded our operations from cash on hand derived from the sale of substantially all of our assets on October 11, 2005. As of August 31, 2008, we had $374,813 in cash and cash equivalents.

Net cash used in operating activities was $45,950 for the three months ended August 31, 2008. Net cash used in operating activities was $28,196 for the three months ended August 31, 2007. During the three months ended August 31, 2008, we were not engaged in any revenue-generating operations. Cash used in operations was higher in the 2008 period primarily as a result of increased costs related to professional fees.

We believe that our existing cash and cash equivalents will be sufficient to fund our legal, accounting and reporting requirements as a publicly-held “shell” company over the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 4T. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Woodbury, New York, on October 14, 2008.

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