Form 10-Q
period 2008-11-30
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2008-12-29
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.
Commission File Number	0-22735

ROBOCOM SYSTEMS INTERNATIONAL INC.
(Name of small business issuer as specified in its charter)

New York	11-2617048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17 Fairbanks Boulevard, Woodbury, NY 11797
(Address of principal executive offices)

516-692-8394
(Issuer’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,840,984 shares of common stock as of December 29, 2008.

ROBOCOM SYSTEMS INTERNATIONAL INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ROBOCOM SYSTEMS INTERNATIONAL INC.

BALANCE SHEETS

	November 30, 2008	May 31, 2008
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$343,430	$420,763
Other current assets	6,417	1,000
Total assets	$349,847	$421,763

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued expenses	33,793	53,450

Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; None issued	—	—
Common stock, $.01 par value; 10,000,000 shares authorized; 4,840,984 issued and outstanding at August 31, 2008 and May 31, 2008	48,410	48,410
Additional paid-in capital	12,163,574	12,163,574
Accumulated deficit	(11,895,930)	(11,843,671)
Total shareholders’ equity	316,054	368,313
Total liabilities and shareholders’ equity	$349,847	$421,763

See accompanying notes.

ROBOCOM SYSTEMS INTERNATIONAL INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended November 30,
	2008	2007

Selling, general and administrative expenses	$(27,633)	$(36,301)

Interest income	2,519	4,656

Net loss	$(25,114)	$(31,645)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.005)	$(0.007)

Weighted average shares outstanding:
Basic and diluted	4,840,984	4,840,984

See accompanying notes.

ROBOCOM SYSTEMS INTERNATIONAL INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Six months ended November 30,
	2008	2007

Selling, general and administrative expenses	$(57,676)	$(72,119)

Interest income	5,417	9,811

Net loss	$(52,259)	$(62,308)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.011)	$(0.013)

Weighted average shares outstanding:
Basic and diluted	4,840,984	4,840,984

See accompanying notes.

ROBOCOM SYSTEMS INTERNATIONAL INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended November 30,
	2008	2007
Operating activities
Net loss	$(52,259)	$(62,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Other current assets	(5,417)	(6,000)
Accrued expenses	(19,657)	(3,950)
Net cash used in operating activities	(77,333)	(72,258)

Investing activities
Net cash provided by investing activities - proceeds from sale of assets	—	73,563

(Decrease) increase in cash and cash equivalents	(77,333)	1,305
Cash and cash equivalents at beginning of period	420,763	449,317
Cash and cash equivalents at end of period	$343,430	$450,622

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

Operating results for the six-month period ended November 30, 2008 are not necessarily indicative of the results that may be expected for the year ending May 31, 2009. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended May 31, 2008.

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

As of December 29, 2008, no further action had been taken regarding the Reincorporation.

Three Months ended November 30, 2008 compared to the three months ended November 30, 2007.

Selling, General and Administrative Expenses . Selling, general and administrative expenses consisted of fees for financial personnel, professional fees and insurances, as well as other miscellaneous administrative expenses. Selling, general and administrative expenses decreased by $8,668 to $27,633 in the three months ended November 30, 2008, as compared to $36,301 in the three months ended November 30, 2007. This decrease was primarily due to decreased professional and consulting fees.

Interest Income, Net . Interest income decreased by $2,137 to $2,519 in the three months ended November 30, 2008, as compared to $4,656 in the three months ended November 30, 2007. This decrease was due to a decrease in cash and cash equivalents.

Income Taxes. No provision for or benefit of income taxes was reflected in the 2008 or 2007 periods, as the benefits of operating loss carryforwards have been reserved.

Six Months ended November 30, 2008 compared to the six months ended November 30, 2007.

Selling, General and Administrative Expenses . Selling, general and administrative expenses consisted of fees for financial personnel, professional fees and insurances, as well as other miscellaneous administrative expenses. Selling, general and administrative expenses decreased by $14,443 to $57,676 in the six months ended November 30, 2008, as compared to $72,119 in the six months ended November 30, 2007. This decrease was primarily due to decreased professional and consulting fees.

Interest Income, Net . Interest income decreased by $4,394 to $5,417 in the six months ended November 30, 2008, as compared to $9,811 in the six months ended November 30, 2007. This decrease was due to a decrease in cash and cash equivalents.

Income Taxes. No provision for or benefit of income taxes was reflected in the 2008 or 2007 periods, as the benefits of operating loss carryforwards have been reserved.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal quarter ended November 30, 2008, we funded our operations from cash on hand derived from the sale of substantially all of our assets on October 11, 2005. As of November 30, 2008, we had $343,430 in cash and cash equivalents.

Net cash used in operating activities was $77,333 for the six months ended November 30, 2008. Net cash used in operating activities was $72,258 for the six months ended November 30, 2007. During the six months ended November 30, 2008, we were not engaged in any revenue-generating operations. Cash used in operations was higher in the 2008 period primarily as a result of increased costs related to insurance expenses.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Woodbury, New York, on December 29, 2008.

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