Form 10-K
period 2009-05-31
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2009-08-10
CIK 1039757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 31, 2009
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File Number    0-22735

      ROBOCOM SYSTEMS INTERNATIONAL INC.
(Name of small business issuer in its charter)

New York	11-2617048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17 Fairbanks Blvd., Woodbury, New York	11797
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (516) 692-8394

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.01 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☒  No ☐

As of August 07, 2009, the issuer had outstanding 4,840,984 shares of its common stock.

As of August 07, 2009, the aggregate market value of the issuer’s common stock held by non-affiliates was $145,230 (based upon the closing price of the issuer’s common stock on The Over-the-Counter Bulletin Board on such date).

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

We have had, and anticipate that we will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets.  However, our management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly-registered company without incurring the cost and time required to conduct an initial public offering.  The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Current Reports on Form 8-K, Annual Reports on Form 10-K and other reports required to be filed under applicable Federal and state securities law, agreements and related reports and documents.  The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act.  Our officers and directors have not conducted market research and are not aware of statistical data that would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code").  In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the target business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.  Nonetheless, there can be no assurance that the IRS or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated business combination.

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

As stated hereinabove, we will not acquire or merge with any entity that cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction.  We are subject to all of the reporting requirements included in the Exchange Act.  Included in these requirements is the affirmative duty to file independent audited financial statements as part of our Current Report on Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the audited financial statements included in our annual report on Form 10-K.  If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management.

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

As of August 07, 2009, no further action had been taken regarding the Reincorporation.

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

Item 1A.  Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 1B.  Unresolved Staff Comments.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2009.

Part II

Item 5. Market for Common Equity and Related Shareholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on The Over-the-Counter Bulletin Board under the symbol RIMS.  The following table represents the high and low price information for our common stock for each quarterly period in fiscal 2009 and 2008.

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low
Quarter ended August 31	$0.18	$0.15	$0.30	$0.21
Quarter ended November 30	0.18	0.07	0.47	0.15
Quarter ended February 28	0.07	0.04	0.51	0.16
Quarter ended May 31	0.06	0.03	0.40	0.15

Quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On August 07, 2009, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $0.03.

Holders

As of August 07, 2009, there were 4,840,984 shares of our common stock outstanding held by approximately 30 shareholders of record.  Of the 4,840,984 shares, 1,981,200 shares of common stock were held in street name.

Dividends

We did not declare any dividends on any class of common equity during the fiscal years ended May 31, 2009 or 2008.

Securities Authorized for Issuance under Equity Compensation Plan

Information regarding securities authorized for issuance under our equity compensation plans is disclosed in this report under the section captioned “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”

Repurchase of Equity Securities

We did not repurchase any equity securities in the fourth quarter of fiscal 2009.

Item 6.  Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On May 27, 2008 our Board of Directors, and the holders of a majority of the outstanding shares of our issued and outstanding Common Stock, pursuant to a written consent in lieu of a meeting, approved the Reincorporation in Delaware.  Our Board of Directors and such shareholders approved the Reincorporation in an effort to better position our company to attract an operating business that is seeking to complete a business combination or merger with a shell corporation.  Our board and such shareholders believe the actions taken will provide us with a more flexible capital structure, a simplicity in corporate governance under Delaware law and the ability to proceed more quickly with a business combination or merger if and when an acquisition or merger partner is identified.  Although we have had, and continue to have, discussions with potential merger or acquisition partners, we do not currently have a definitive agreement or understanding in place with any potential partner.  As of August 07, 2009 no further action had been taken regarding the Reincorporation.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data:

(In thousands, except share data)

	Year ended May 31,
	2009	2008

Selling, general and administrative expenses	$(123)	$(141)

Interest income	8	17

Other income	—	8

Net loss	$(115)	$(116)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.02)	$(0.02)

Weighted average shares outstanding:

Basic and diluted	4,840,984	4,840,984

Comparison of Fiscal Years Ended May 31, 2009 and May 31, 2008

Revenues.  We did not record any revenues related to our operations during the fiscal year ended May 31, 2009 and 2008.

Other Income.  For the year ended May 31, 2008, other income represents a recovery of a previous receivable written off.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consisted of fees for financial personnel, professional fees and insurance, as well as other miscellaneous administrative expenses.  Selling, general and administrative expenses decreased by $18,645 to $122,751 for the fiscal year ended May 31, 2009, as compared to $141,396 for the fiscal year ended May 31, 2008.  This decrease was primarily due to decreased professional and shareholder related expenses.

Interest Income, Net.  Interest income decreased by $9,559 to $7,698 for the fiscal year ended May 31, 2009, as compared to $17,257 for the fiscal year ended May 31, 2008.  This decrease was primarily due to a decrease in cash on hand.

Income Taxes.  No provision for or benefit from income taxes was reflected in the 2009 or 2008 periods, as the benefits of operating loss carryforwards have been reserved.

Liquidity and Capital Resources

Our cash expenditures are limited to amounts required for the payment of professional fees in connection with meeting our requirements under the securities laws and in seeking a merger or acquisition partner.

During the fiscal year ended May 31, 2009, we funded our operations from cash on hand derived from the sale of substantially all of our assets on October 11, 2005.  As of May 31, 2009, we had $286,107 in cash and cash equivalents.

Net cash used in operating activities was $134,657 for the fiscal year ended May 31, 2009.  Net cash used in operating activities was $102,117 for the fiscal year ended May 31, 2008.  During the fiscal year ended May 31, 2009, we were not engaged in any revenue-generating operations.  Cash used in operations was higher in the 2009 period primarily as a result of a decrease in accrued expenses.

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

Off-Balance Sheet Arrangements

As of August 07, 2009, we had no off-balance sheet arrangements.

Inflation and Seasonality

We do not believe our operations are materially affected by inflation or seasonality.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
  Robocom Systems International Inc.

We have audited the accompanying balance sheets of Robocom Systems International Inc. as at May 31, 2009, and 2008, and the related statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended May 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robocom Systems International Inc. as at May 31, 2009 and 2008, and the results of its operations, and its cash flows for each of the two years in the period ended May 31, 2009 in conformity with accounting principles generally accepted in the United States.

/s/ Eisner & Lubin LLP

New York, New York
August 07, 2009.

ROBOCOM SYSTEMS INTERNATIONAL INC.

BALANCE SHEETS

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$286,107	$420,763
Other current assets	916	1,000
Total assets	$287,023	$421,763

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued expenses	33,763	53,450

Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; None issued	—	—
Common stock, $.01 par value; 10,000,000 shares authorized; 4,840,984 issued and outstanding at May 31, 2009 and 2008	48,410	48,410
Additional paid-in capital	12,163,574	12,163,574
Accumulated deficit	(11,958,724)	(11,843,671)
Total shareholders’ equity	253,260	368,313
Total liabilities and shareholders’ equity	$287,023	$421,763

See accompanying notes.

ROBOCOM SYSTEMS INTERNATIONAL INC.

STATEMENTS OF OPERATIONS

	For the year ended May 31,
	2009	2008

Selling, general and administrative expenses	$(122,751)	$(141,396)

Other income	—	8,000

Interest income	7,698	17,257

Net loss	$(115,053)	$(116,139)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	4,840,984	4,840,984

See accompanying notes.

ROBOCOM SYSTEMS INTERNATIONAL INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Shares	Par Value $.01	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, May 31, 2007	4,840,984	$48,410	$12,163,574	$(11,727,532)	$484,452
Net loss	—	—	—	(116,139)	(116,139)
Balance, May 31, 2008	4,840,984	$48,410	$12,163,574	$(11,843,671)	$368,313
Net loss	—	—	—	(115,053)	(115,053)
Balance, May 31, 2009	4,840,984	$48,410	$12,163,574	$(11,958,724)	$253,260

See accompanying notes.

ROBOCOM SYSTEMS INTERNATIONAL INC.

STATEMENTS OF CASH FLOWS
	For the year ended May 31,
	2009	2008
Operating activities

Net loss	$(115,053)	$(116,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Other current assets	84	—
Accrued expenses	(19,687)	14,022
Net cash used in operating activities	(134,656)	(102,117)

Investing activities

Net cash provided by investing activities - proceeds fromsale of assets	—	73,563

Decrease in cash and cash equivalents	(134,656)	(28,554)
Cash and cash equivalents at beginning of year	420,763	449,317
Cash and cash equivalents at end of year	$286,107	$420,763

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

On May 27, 2008 our Board of Directors, and the holders of a majority of the outstanding shares of our issued and outstanding common stock, par value $0.01 per share (our “Common Stock”), pursuant to a written consent in lieu of a meeting in accordance with our articles of incorporation and Section 615(a) of the New York Business Corporation Law, approved a reincorporation of our company in the state of Delaware (the “Reincorporation”) through the merger with and into a wholly-owned, newly-formed Delaware subsidiary formed specifically for this purpose (“Robocom-Delaware”).  Robocom-Delaware will have authorized capital stock of 125,000,000 total shares, consisting of 100,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of “blank check: preferred stock, par value $0.001 per share.  Our Board of Directors and such shareholders approved the Reincorporation in an effort to better position our company to attract an operating business that is seeking to complete a business combination or merger with a shell corporation.  Our board and such shareholders believe the actions taken will provide us with a more flexible capital structure, a simplicity in corporate governance under Delaware law and the ability to proceed more quickly with a business combination or merger if and when an acquisition or merger partner is identified.  Although we have had, and continue to have, discussions with potential merger or acquisition partners, we do not currently have a definitive agreement or understanding in place with any potential partner.  As of August 07, 2009 no further action had been taken regarding the Reincorporation.

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

Income Taxes

Our company employs an asset and liability approach in accounting for income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted laws.

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

Concentration of Credit Risk

We maintain our cash principally at one commercial bank.  Management does not believe significant credit risk existed at May 31, 2009.

2. Detail of Certain Balance Sheet Accounts

Accrued Expenses

Accrued expenses consisted of professional fees for the fiscal year ended May 31, 2009 and 2008.

3. Income Taxes

Deferred tax assets as of May 31, 2009 and 2008 substantially comprise net operating loss carryforwards, net of valuation allowances.

We did not record any provision for or benefit of income taxes in the 2009 or 2008 periods.  The valuation allowance at May 31, 2009 and 2008 was provided because of uncertainty, based on our historical results, with respect to realization of deferred tax assets.  The valuation allowance increased during the year ended May 31, 2009 and 2008 by $46,021 and $47,988, respectively.

At May 31, 2009, we had net operating loss carryforwards of approximately $5.1 million for income tax purposes, which may be able to reduce taxable income in future years.  The utilization of these losses to reduce future income taxes will depend on our generating sufficient taxable income prior to the expiration of the net operating loss carryforwards.  Net operating loss carryforwards will expire in various years through May 31, 2029.

4. Related Party Transactions

We paid consulting and director fees of $43,500 and $45,000 to Irwin Balaban, President and Chief Executive Officer of the Company for fiscal 2009 and 2008, respectively.

5. Lease Commitments

We are not currently obligated under any lease.

6. Gain Contingency

In an arbitration case with a former distributor, we were awarded damages and expenses of approximately $140,000.  Due to the uncertainty of both the amount and its collectibility, no amounts have been recognized in the financial statements.

Item 9. Changes in and Disagreements With Accountants on Financial Disclosure

None.

Item 9A(T). Controls and Procedures

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

As of May 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, of the effectiveness of our internal control over financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework.  Based on this evaluation, our Chief Executive Officer and principal financial officer concluded that, as of May 31, 2009, our internal control over financial reporting was effective based on those criteria.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Company’s internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.  Other Information

Not applicable.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance Compliance.

Directors and Executive Officers

The executive officer and directors of our company are as follows:

Name	Age	Position
Irwin Balaban	77	President and Chief Executive Officer, Chairman of the Board
Robert B. Friedman	70	Director
Herbert Goldman	78	Director
Lawrence B. Klein	75	Director

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

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified.  Executive officers are elected by, and serve at the discretion of, the Board of Directors.  Our Board of Directors met once during fiscal 2009.

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

Based solely on our review of the copies of such reports received by us, or written representations from certain reporting persons that no Forms 5 were required for such persons, we believe that during the fiscal year ended May 31, 2009, there was no failure to comply with Section 16(a) filing requirements applicable to our officers, directors and 10% stockholders.

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

Committees of the Board of Directors

Audit Committee

Our Board of Directors has an audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934.  This committee currently consists of Messrs. Friedman, Goldman and Klein.  Mr. Friedman has been appointed to sit on the audit committee to serve as the audit committee financial expert.  All members of the committee are considered independent within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers listing standards, as amended.  Due to our status as a shell company and our limited resources, we do not have access to additional eligible candidates.  The audit committee is directly responsible for the appointment, compensation and oversight of our independent auditors.  The audit committee oversees the financial reporting process on behalf of our Board of Directors by reviewing with the independent auditors the scope and results of the audit engagement, monitoring our financial policies and internal control procedures, and reviewing and monitoring the provisions of non-audit services performed by our independent auditors.  Management is responsible for our internal controls and establishing and reviewing the financial reporting process.  The audit committee acts under a written charter adopted and approved in September 1997.  The audit committee did not meet during the fiscal year ended May 31, 2009.

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

Compensation Committee

Our Board of Directors has a compensation committee, which currently consists of Messrs. Friedman, Goldman and Klein.  All members of the committee are considered independent within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers listing standards, as amended.  Due to our status as a shell company and our limited resources, we do not have access to additional eligible candidates. The compensation committee is responsible for reviewing and recommending salaries, bonuses and other compensation for our officers.  The compensation committee is also responsible for administering our stock option plan and for establishing terms and conditions of all stock options granted under the plan. The compensation committee did not meet during the fiscal year ended May 31, 2009.

Item 11. Executive Compensation.

The following table sets forth all compensation awarded to, earned by or paid to the chief executive officer (“CEO”) of our company.  We did not employ any other executive officers in fiscal 2009and fiscal 2008.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($) (2)	Total($)

Irwin Balaban (1) President and	2008	0	0	0	0	0	0	45,000	45,000
Chief Executive Officer	2009	0	0	0	0	0	0	43,500	43,500

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

Outstanding Equity Awards at Fiscal Year End

There were no equity awards for our named executive officer, including unexercised options, stock that has not vested and equity incentive plan awards, outstanding at fiscal year ended May 31, 2009.

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

The following table sets forth information with respect to director compensation during the year ended May 31, 2009:

DIRECTORS COMPENSATION

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Irwin Balaban	1,500	0	0	0	0	1,500
Robert Friedman	1,500	0	0	0	0	1,500
Herbert Goldman	1,500	0	0	0	0	1,500
Lawrence Klein	1,500	0	0	0	0	1,500

(1)	Represents directors fees paid.

Consulting Agreement

On September 1, 2007, we entered into a two-year consulting agreement with Irwin Balaban, our Chairman of the Board.  Under this agreement, Mr. Balaban serves as President and Chief Executive Officer of our company.  Mr. Balaban receives approximately $42,000 annually, payable monthly, under this agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth, as of August 07, 2009, the names, addresses and number of shares of common stock beneficially owned by (i) all persons known to our management to be beneficial owners of more than 5% of the outstanding shares of our common stock, (ii) each director of our company, (iii) each named Executive Officer and (iv) all executive officers and directors of our company as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned):

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned(2)		Percentage of Outstanding Shares Beneficially Owned (2)

Irwin Balaban	1,036,900	(3)	21.42%
Steven N. Bronson	433,557		8.96%
Robert B. Friedman	95,000		1.96%
Herbert Goldman	934,000	(4)	19.29%
Jay A. Gottlieb	260,530		5.38%
Lawrence B. Klein	694,000		14.34%
All executive officers and directors as a group (4 persons)	2,759,900		57.01%
__________________
(1)
The address of each director is c/o Robocom Systems International Inc., 17 Fairbanks Boulevard, Woodbury, NY 11797.  The address of Mr. Bronson is 100 Mill Plain Road, Danbury, CT  06811.  The address of Mr. Gottlieb is 30 Stoneygate Oval New Rochelle, NY  10804.

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

Item 13. Certain Relationships and Related Transactions.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees.  We incurred $35,000 for each of the fiscal years ended May 31, 2009 and 2008, respectively, for audit and review services by Eisner and Lubin LLP.  Eisner & Lubin LLP has not performed any other services for us.

Board of Directors Pre-Approval

Our Board of Directors pre-approved the engagement of Eisner & Lubin LLP to act as our independent auditor for the fiscal year ending May 31, 2010.  However, if our board identifies a suitable merger or acquisition partner and we enter into a business combination, it is likely that our Board of Directors will appoint the independent auditor retained by such merger or acquisition partner as our new independent auditor.

Item 15. Exhibits.

The exhibits required by this item are listed on the Exhibit Index attached hereto and are either filed herewith or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Woodbury, New York, on August 07, 2009.

ROBOCOM SYSTEMS INTERNATIONAL INC.

By:	/s/Irwin Balaban
Irwin Balaban
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

Signature	Title	Date

/s/Irwin Balaban Irwin Balaban	Chairman of the Board and Chief Executive Officer (Principal Executive Officer, Principal Accounting Officer, and Principal Financial Officer)	August 07, 2009

/s/Lawrence B. Klein Lawrence B. Klein	Director	August 07, 2009

/s/Herbert Goldman Herbert Goldman	Director	August 07, 2009

/s/Robert B. Friedman Robert B. Friedman	Director	August 07, 2009

Exhibit Index

Exhibit Number	Description

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

10.3
Consulting Agreement dated September 1, 2007 between the Company and Irwin Balaban (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the year ended May 31, 2008 as filed with the Commission on June 27, 2008 (File No. 0-22735)).

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