Form 10-Q
period 2009-08-31
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2009-10-15
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended August 31, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,840,984 shares of common stock as of October 14, 2009.

ROBOCOM SYSTEMS INTERNATIONAL INC.

FORM 10-Q

Index

PART I.    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ROBOCOM SYSTEMS INTERNATIONAL INC.

BALANCE SHEETS

	August 31, 2009	May 31, 2009
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$267,015	$286,107
Other current assets	10,417	916

Total assets	$277,432	$287,023

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued expenses	45,918	33,763
Dividend payable	217,844	---
Total current liabilities	263,762	33,763

Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; None issued	----	----
Common stock, $.01 par value; 10,000,000 shares authorized; 4,840,984 issued and outstanding at August 31, 2009 and May 31, 2009	48,410	48,410
Additional paid-in capital	12,163,574	12,163,574
Accumulated deficit	(12,198,314)	(11,958,724)
Total shareholders’ equity	13,670	253,260
Total liabilities and shareholders’ equity	$277,432	$287,023

See accompanying notes.

Index

ROBOCOM SYSTEMS INTERNATIONAL INC.

STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended August 31,
	2009	2008

Selling, general and administrative expenses	$(22,321)	$(30,044)

Interest income	575	2,899

Net loss	$(21,746)	$(27,145)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	4,840,984	4,840,984

See accompanying notes.

Index

ROBOCOM SYSTEMS INTERNATIONAL INC.

STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended August 31,
	2009	2008
Operating activities
Net loss	$(21,746)	$(27,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Other current assets	(9,500)	(8,166)
Accrued expenses	12,154	(10,639)
Net cash used in operating activities	(19,092)	(45,950)

Decrease in cash and cash equivalents	(19,092)	(45,950)
Cash and cash equivalents at beginning of period	286,107	420,763
Cash and cash equivalents at end of period	$267,015	$374,813

Supplemental disclosures of non cash investing and financing activities:
Declaration of cash dividend payable	$217,844	----

See accompanying notes.

Index

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

Robocom Systems International Inc. was incorporated under the laws of the State of New York in 1982.  Our company was organized to develop, market and support advanced warehouse management software solutions that enable companies to realize significant cost savings by automating their warehouse operations and providing inventory visibility throughout the supply chain.  On October 11, 2005, we sold substantially all of our assets to Avantce RSI, LLC (“Avantce”), a Delaware limited liability company, for $2,970,000 in cash, plus a $200,000 promissory note payable over two years.  In July 2006, we paid a dividend to our shareholders totaling approximately $2,760,000, which represented approximately 87% of our total assets at that time.  On August 20, 2009, our Board of Directors approved the payment of a cash dividend in the aggregate amount of $217,844 or $.045 per share, to it shareholders of record as of September 2, 2009.  On September 15, 2009, we paid a dividend to our shareholders totaling approximately $217,844, which represented approximately 82% of our total assets at that time.

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

The balance sheet at May 31, 2009 has been derived from the audited financial statements at that date but, as presented, does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

Operating results for the three-month period ended August 31, 2009 are not necessarily indicative of the results that may be expected for the year ending May 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended May 31, 2009.

Related Party Transactions

We recorded consulting and director fees of $10,500 to Irwin Balaban, President and Chief Executive Officer of the Company for three months ended August 31, 2009 and 2008.  As of August 31, 2009, $6,000 remained unpaid.

Index

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

Overview

On October 11, 2005, we sold substantially all of our assets to Avantce RSI, LLC, a Delaware limited liability company, for $2,970,000 in cash, plus a $200,000 promissory note payable over two years.  On July 28, 2006, we paid a dividend to our shareholders totaling approximately $2,760,000, which represented approximately 87% of our total assets at that time. On August 20, 2009, our Board of Directors approved the payment of a cash dividend in the aggregate amount of $217,844 or $.045 per share, to it shareholders of record as of September 2, 2009.  On September 15, 2009, we paid a dividend to our shareholders totaling approximately $217,844, which represented approximately 82% of our total assets at that time.

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

Index

On May 27, 2008 our Board of Directors, and the holders of a majority of the outstanding shares of our issued and outstanding common stock, par value $0.01 per share (our “Common Stock”), pursuant to a written consent in lieu of a meeting in accordance with our articles of incorporation and Section 615(a) of the New York Business Corporation Law, approved a reincorporation of our company in the state of Delaware (the “Reincorporation”) through the merger with and into a wholly-owned, newly-formed Delaware subsidiary formed specifically for this purpose (“Robocom-Delaware”).  Our Board of Directors and such shareholders approved the Reincorporation in an effort to better position our company to attract an operating business that is seeking to complete a business combination or merger with a shell corporation.  Our board and such shareholders believe the actions taken will provide us with a more flexible capital structure, simplicity in corporate governance under Delaware law and the ability to proceed more quickly with a business combination or merger if and when an acquisition or merger partner is identified.  Although we have had, and continue to have, discussions with potential merger or acquisition partners, we do not currently have a definitive agreement or understanding in place with any potential partner.  The Reincorporation will result in the following:

●	our company will be governed by the laws of the State of Delaware and by a new certificate of incorporation and new by-laws governed by Delaware law;

●
the conversion of every share of our Common Stock owned as of the effective time of the Reincorporation, into a fractional share of common stock of Robocom-Delaware, such fraction to be not more than 0.5 (1/2) of a share or less than 0.05 (1/20) of a share as determined by our Board of Directors, in its sole discretion, prior to the Reincorporation;

●	the reduction of the par value of our Common Stock from $0.01 per share to $0.001 per share;

●
a reduction in our authorized capital stock to 125,000,000 total shares, consisting of 100,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of “blank check” preferred stock, par value $0.001 per share;

●	the persons currently serving as officers and directors of our company will continue to serve in their respective capacities immediately after the Reincorporation; and

●	a change of our corporate name to a name to be determined by our Board of Directors, in its sole discretion, prior to the Reincorporation.

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

As of October 14, 2009, no further action had been taken regarding the Reincorporation.

Index

Three Months ended August 31, 2009 compared to the three months ended August 31, 2008.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consisted of fees for financial personnel, professional fees and insurances, as well as other miscellaneous administrative expenses.  Selling, general and administrative expenses decreased by $7,723to $22,321 in the three months ended August 31, 2009, as compared to $30,044 in the three months ended August 31, 2008.  This decrease was primarily due to decreased professional and consulting fees.

Interest Income, Net.  Interest income decreased by $2,324 to $575 in the three months ended August 31, 2009, as compared to $2,899 in the three months ended August 31, 2008.  This decrease was due to a decrease in cash and cash equivalents.

Income Taxes.  No provision for or benefit of income taxes was reflected in the 2009 or 2008 periods, as the benefits of operating loss carryforwards have been reserved.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal quarter ended August 31, 2009, we funded our operations from cash on hand derived from the sale of substantially all of our assets on October 11, 2005.  As of August 31, 2009, we had $267,015 in cash and cash equivalents.

Net cash used in operating activities was $19,092 for the three months ended August 31, 2009.  Net cash used in operating activities was $45,950 for the three months ended August 31, 2008.  During the three months ended August 31, 2009, we were not engaged in any revenue-generating operations.  Cash used in operations was lower in the 2009 period primarily as a result of decreased costs related to professional fees.

On September 15, 2009, we paid a dividend to our shareholders totaling approximately $217,844, which represented approximately 82% of our total assets at that time.  As of October 14, 2009, we have approximately $30,000 in cash and cash equivalents.

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

Index

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On August 20, 2009, our Board of Directors approved the payment of a cash dividend in the aggregate amount of $217,844.28, or $0.045 per share, to its shareholders of record as of September 2, 2009.  On September 15, 2009, we paid a dividend to our shareholders totaling approximately $217,844, which represented approximately 82% of our total assets at that time.

On October 5, 2009, we dismissed Eisner & Lubin LLP as our independent auditors for the fiscal year ending May 31, 2010. We have engaged a successor independent auditor, Rosenberg Rich Baker Berman and Company.

ITEM 6.  EXHIBITS

The exhibits required by this item are listed on the Exhibit Index attached hereto.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Woodbury, New York, on October 14, 2009.

ROBOCOM SYSTEMS INTERNATIONAL INC.

By:	/s/Irwin Balaban
Irwin Balaban
Chief Executive Officer and
Principal Financial and Accounting
Officer

Index

Exhibit Index

Exhibit No.	Description

31.1	Certification of our Chief Executive Officer and Principal Financial and Accounting Officer, Irwin Balaban, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer and Principal Financial and Accounting Officer, Irwin Balaban, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.