Form 10-Q
period 2009-11-30
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2010-01-08
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File Number 0-22735

ROBOCOM SYSTEMS INTERNATIONAL INC.
(Name of small business issuer as specified in its charter)

New York	11-2617048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,840,984 shares of common stock as of December 30, 2009.

ROBOCOM SYSTEMS INTERNATIONAL INC.

FORM 10-Q

Index

PART I.    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ROBOCOM SYSTEMS INTERNATIONAL INC.

BALANCE SHEETS

	November 30, 2009	May 31, 2009
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$19,131	$286,107
Other current assets	7,292	916

Total assets	$26,423	$287,023

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued expenses	41,003	33,763

Shareholders’ equity:
Preferred stock, $01 par value; 1,000,000 shares authorized; None issued	----	----
Common stock, $01 par value; 10,000,000 shares authorized; 4,840,984 issued and outstanding at November 30, 2009 and May 31, 2009	48,410	48,410
Additional paid-in capital	12,163,574	12,163,574
Accumulated deficit	(12,226,564)	(11,958,724)
Total shareholders’ equity	(14,580)	253,260
Total liabilities and shareholders’ equity	$26,423	$287,023

See accompanying notes.

Index

ROBOCOM SYSTEMS INTERNATIONAL INC.

STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended November 30,

	2009	2008

Selling, general and administrative expenses	$(28,324)	$(27,633)

Interest income	75	2,519

Net loss	$(28,249)	$(25,114)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	4,840,984	4,840,984

See accompanying notes.

Index

ROBOCOM SYSTEMS SYSTEMS INTERNATIONAL INC.

STATEMENTS OF OPERATIONS
(unaudited)

	Six months ended November 30,

	2009	2008

Selling, general and administrative expenses	$(50,646)	$(57,676)

Interest income	651	5,417

Net loss	$(49,995)	$(52,259)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	4,840,984	4,840,984

See accompanying notes.

Index

ROBOCOM SYSTEMS INTERNATIONAL INC.

STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended November 30,

	2009	2008
Operating activities
Net loss	$(49,995)	$(52,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Other current assets	(6,375)	(5,417)
Accrued expenses	7,238	(19,657)
Net cash used in operating activities.	(49,132)	(77,333)

Investing activities
Net cash used in investing activities – dividend distribution	(217,844)	----

Decrease in cash and cash equivalents	(266,976)	(77,333)
Cash and cash equivalents at beginning of period	286,107	420,763
Cash and cash equivalents at end of period	$19,131	$343,430

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

Operating results for the six-month period ended November 30, 2009 are not necessarily indicative of the results that may be expected for the year ending May 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended May 31, 2009.

Related Party Transactions

We recorded consulting and director fees of $21,000 to Irwin Balaban, President and Chief Executive Officer of the Company for six months ended November 30, 2009 and 2008.  As of November 30, 2009, $16,500 remained unpaid.

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

As of January 8, 2009, no further action had been taken regarding the Reincorporation.

Index

Three Months ended November 30, 2009 compared to the three months ended November 30, 2008.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consisted of fees for financial personnel, professional fees and insurances, as well as other miscellaneous administrative expenses.  Selling, general and administrative expenses increased by $691 to $28,324 in the three months ended November 30, 2009, as compared to $27,633 in the three months ended November 30, 2008.  This increase was primarily due to fees associated with the dividend distribution on September 15, 2009.

Interest Income, Net.  Interest income decreased by $2,444 to $75 in the three months ended November 30, 2009, as compared to $2,519 in the three months ended November 30, 2008.  This decrease was due to a decrease in cash and cash equivalents.

Income Taxes.  No provision for or benefit of income taxes was reflected in the 2009 or 2008 periods, as the benefits of operating loss carryforwards have been reserved.

Six Months ended November 30, 2009 compared to the six months ended November 30, 2008.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consisted of fees for financial personnel, professional fees and insurances, as well as other miscellaneous administrative expenses.  Selling, general and administrative expenses decreased by $7,030 to $50,646 in the six months ended November 30, 2009, as compared to $57,676 in the six months ended November 30, 2008.  This decrease was primarily due to decreased professional and consulting fees.

Interest Income, Net.  Interest income decreased by $4,766 to $651 in the six months ended November 30, 2009, as compared to $5,417 in the six months ended November 30, 2008.  This decrease was due to a decrease in cash and cash equivalents.

Income Taxes.  No provision for or benefit of income taxes was reflected in the 2009 or 2008 periods, as the benefits of operating loss carryforwards have been reserved.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal quarter ended November 30, 2009, we funded our operations from cash on hand derived from the sale of substantially all of our assets on October 11, 2005.  As of November 30, 2009, we had $19,131 in cash and cash equivalents.

Net cash used in operating activities was $49,132 for the six months ended November 30, 2009.  Net cash used in operating activities was $77,333 for the six months ended November 30, 2008.  During the six months ended November 30, 2009, we were not engaged in any revenue-generating operations.  Cash used in operations was lower in the 2009 period primarily as a result of decreased costs related to professional and consulting fees.

On September 15, 2009, we paid a dividend to our shareholders totaling approximately $217,844, which represented approximately 82% of our total assets at that time.

We believe that our existing cash and cash equivalents will be sufficient to fund our legal, accounting and reporting requirements as a publicly-held “shell” company over the next twelve months.

Index

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

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Woodbury, New York, on January 8, 2010.

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