Form 10-Q
period 2010-02-28
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2010-04-06
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,840,984 shares of common stock as of April 5, 2010.

ROBOCOM SYSTEMS INTERNATIONAL INC.

FORM 10-Q

Index

PART I.    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ROBOCOM SYSTEMS INTERNATIONAL INC.

BALANCE SHEETS

	February 28, 2010	May 31, 2009
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$12,847	$286,107
Other current assets	4,167	916

Total assets	$17,013	$287,023

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued expenses	$48,290	33,763

Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; None issued.	----	----
Common stock, $.01 par value; 125,000,000 shares authorized; 4,840,984 issued and outstanding at February 28, 2010 and May 31, 2009	48,410	48,410
Additional paid-in capital	12,163,574	12,163,574
Accumulated deficit	(12,243,260)	(11,958,724)
Total shareholders’ equity	(31,276)	253,260
Total liabilities and shareholders’ equity	$17,013	$287,023

See accompanying notes.

Index

ROBOCOM SYSTEMS INTERNATIONAL INC.

STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	February 28, 2010	February 28, 2009

Selling, general and administrative expenses	$(16,697)	$(30,233)

Interest income	----	1,403

Net loss	$(16,697)	$(28,830)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	4,840,984	4,840,984

See accompanying notes.

Index

ROBOCOM SYSTEMS INTERNATIONAL INC.

STATEMENTS OF OPERATIONS
(unaudited)

	Nine months ended
	February 28, 2010	February 28, 2009

Selling, general and administrative expenses	$(67,342)	$(87,909)

Interest income	651	6,820

Net loss	$(66,691)	$(81,089)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.01)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	4,840,984	4,840,984

See accompanying notes.

Index

ROBOCOM SYSTEMS INTERNATIONAL INC.

STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	February 28, 2010	February 28, 2009
Operating activities
Net loss	$(66,691)	$(81,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Other current assets	(3,250)	(2,667)
Accrued expenses	14,525	(19,922)
Net cash used in operating activities	(55,416)	(103,678)

Investing activities
Net cash used in investing activities – dividenddistribution	(217,844)	----
	(217,844)

Decrease in cash and cash equivalents	(273,260)	(103,678)
Cash and cash equivalents at beginning of period	286,107	420,763
Cash and cash equivalents at end of period	$12,847	$317,085

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

Operating results for the nine-month period ended February 28, 2010 are not necessarily indicative of the results that may be expected for the year ending May 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended May 31, 2009.

Related Party Transactions

We recorded consulting and director fees of $21,000 and $31,500 to Irwin Balaban, President and Chief Executive Officer of the Company for nine months ended February 28, 2010 and 2009, respectively.  As of February 28, 2010, $16,500 remained unpaid.

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Index

On May 27, 2008, our Board of Directors, and the holders of a majority of the outstanding shares of our issued and outstanding common stock, par value $0.01 per share (our “Common Stock”), pursuant to a written consent in lieu of a meeting in accordance with our articles of incorporation and Section 615(a) of the New York Business Corporation Law, approved a reincorporation of our company in the state of Delaware (the “Reincorporation”) through the merger with and into a wholly-owned, newly-formed Delaware subsidiary formed specifically for this purpose (“Robocom-Delaware”).  Our Board of Directors and such shareholders approved the Reincorporation in an effort to better position our company to attract an operating business that is seeking to complete a business combination or merger with a shell corporation.  Our board and such shareholders believe the actions taken will provide us with a more flexible capital structure, simplicity in corporate governance under Delaware law and the ability to proceed more quickly with a business combination or merger if and when an acquisition or merger partner is identified.  Although we have had, and continue to have, discussions with potential merger or acquisition partners, we do not currently have a definitive agreement or understanding in place with any potential partner.  The Reincorporation will result in the following:

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

As of April 5, 2010, no further action had been taken regarding the Reincorporation.

Index

Three Months ended February 28, 2010 compared to the three months ended February 28, 2009.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consisted of fees for financial personnel, professional fees and insurances, as well as other miscellaneous administrative expenses.  Selling, general and administrative expenses decreased by $13,536 to $16,697 in the three months ended February 28, 2010, as compared to $30,233 in the three months ended February 28, 2009.  This decrease was primarily due to decreased professional and consulting fees.

Interest Income, Net.  We did not earn any interest income in the three months ended February 28, 2010, as compared to $1,403 in the three months ended February 29, 2009.  This decrease was due to a decrease in cash and cash equivalents.

Income Taxes.  No provision for or benefit of income taxes was reflected in the 2010 or 2009 periods, as the benefits of operating loss carryforwards have been reserved.

Nine Months ended February 28, 2010 compared to the nine months ended February 28, 2009.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consisted of fees for financial personnel, professional fees and insurances, as well as other miscellaneous administrative expenses.  Selling, general and administrative expenses decreased by $20,567 to $67,342 in the nine months ended February 28, 2010, as compared to $87,909 in the nine months ended February 28, 2009.  This decrease was primarily due to decreased professional and consulting fees.

Interest Income, Net.  Interest income decreased by $6,169 to $651 in the nine months ended February 28, 2010, as compared to $6,820 in the nine months ended February 28, 2009.  This decrease was due to a decrease in cash and cash equivalents.

Income Taxes.   No provision for or benefit of income taxes was reflected in the 2010 or 2009 periods, as the benefits of operating loss carryforwards have been reserved.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal quarter ended February 28, 2010, we funded our operations from cash on hand derived from the sale of substantially all of our assets on October 11, 2005.  As of February 28, 2010, we had $12,847 in cash and cash equivalents.

Net cash used in operating activities was $55,416 for the nine months ended February 28, 2010.  Net cash used in operating activities was $103,678 for the nine months ended February 28, 2009.  During the nine months ended February 28, 2010, we were not engaged in any revenue-generating operations. Cash used in operations was lower in the 2010 period primarily as a result of decreased costs related to professional and consulting fees.

On September 15, 2009, we paid a dividend to our shareholders totaling approximately $217,844, which represented approximately 82% of our total assets at that time.

We believe that our existing cash and cash equivalents, together with funds verbally commited to be loaned to us by our principal stockholders, will be sufficient to fund our legal, accounting and reporting requirements as a publicly-held “shell” company over the next twelve months.

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

ITEM 4.  (Removed and Reserved)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The exhibits required by this item are listed on the Exhibit Index attached hereto.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Woodbury, New York, on April 5, 2010.

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