Form 10-K
period 2010-05-31
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2010-08-19
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2010
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

Common Stock, $.01 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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

As of August 18, 2010, the issuer had outstanding 4,840,984 shares of its common stock.

As of November 30, 2009, the aggregate market value of the issuer’s common stock held by non-affiliates was $109,383 (based upon the closing price of the issuer’s common stock on The Over-the-Counter Bulletin Board on such date).

2

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

As of August 18, 2010, no further action had been taken regarding the Reincorporation.

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

Item 3. Legal Proceedings.

We are not a party to any material legal proceeding.

Item 4. (Removed and Reserved).

Part II

Item 5.	Market for Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the Over-the-Counter Bulletin Board under the symbol RIMS.  The following table represents the high and low price information for our common stock for each quarterly period in fiscal 2010 and 2009.

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low
Quarter ended August 31	$0.05	$0.03	$0.18	$0.15
Quarter ended November 30	0.09	0.01	0.18	0.07
Quarter ended February 28	0.07	0.03	0.07	0.04
Quarter ended May 31	0.06	0.03	0.06	0.03

Quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On August 18, 2010, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $0.03.

Holders

As of August 18, 2010, there were 4,840,984 shares of our common stock outstanding held by approximately 30 shareholders of record.  Of the 4,840,984 shares, 3,646,084 shares of common stock were held in street name.

Dividends

We did not declare any dividends on any class of common equity during the fiscal year ended May 31, 2009.
During the fiscal year ending May 31, 2010,  we paid a dividend to our shareholders totaling approximately $217,844, which represented approximately 82% of our total assets at that time.

Securities Authorized for Issuance under Equity Compensation Plan

Information regarding securities authorized for issuance under our equity compensation plans is disclosed in this report under the section captioned “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”

Repurchase of Equity Securities

We did not repurchase any equity securities in the fourth quarter of fiscal 2010.

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

On May 27, 2008 our Board of Directors, and the holders of a majority of the outstanding shares of our issued and outstanding Common Stock, pursuant to a written consent in lieu of a meeting, approved the Reincorporation in Delaware.  Our Board of Directors and such shareholders approved the Reincorporation in an effort to better position our company to attract an operating business that is seeking to complete a business combination or merger with a shell corporation.  Our Board of Directors and such shareholders believe the actions taken will provide us with a more flexible capital structure, a simplicity in corporate governance under Delaware law and the ability to proceed more quickly with a business combination or merger if and when an acquisition or merger partner is identified.  Although we have had, and continue to have, discussions with potential merger or acquisition partners, we do not currently have a definitive agreement or understanding in place with any potential partner.  As of August 18, 2010 no further action had been taken regarding the Reincorporation.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data:

(In thousands, except share data)

	Year ended May 31,
	2010	2009

Selling, general and administrative expenses	$(85)	$(123)

Interest income	1	8

Net loss	$(84)	$(115)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.02)	$(0.02)

Weighted average shares outstanding:

Basic and diluted	4,840,984	4,840,984

Comparison of Fiscal Years Ended May 31, 2010 and May 31, 2009

Revenues.  We did not record any revenues related to our operations during the fiscal year ended May 31, 2010 and 2009.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consisted of fees for financial personnel, professional fees and insurance, as well as other miscellaneous administrative expenses.  Selling, general and administrative expenses decreased by $38,052 to $84,699 for the fiscal year ended May 31, 2010, as compared to $122,751 for the fiscal year ended May 31, 2009.  This decrease was primarily due to decreased professional and shareholder related expenses.

Interest Income, Net.  Interest income decreased by $7,047 to $651 for the fiscal year ended May 31, 2010, as compared to $7,698 for the fiscal year ended May 31, 2009.  This decrease was primarily due to a decrease in cash on hand.

Income Taxes.  No provision for or benefit from income taxes was reflected in the 2010 or 2009 periods, as the benefits of operating loss carryforwards have been reserved.

Liquidity and Capital Resources

Our cash expenditures are limited to amounts required for the payment of professional fees in connection with meeting our requirements under the securities laws and in seeking a merger or acquisition partner.

During the fiscal year ended May 31, 2010, we funded our operations from cash on hand derived from the sale of substantially all of our assets on October 11, 2005.  As of May 31, 2010, we had $1,299 in cash and cash equivalents.

Net cash used in operating activities was $66,964 for the fiscal year ended May 31, 2010.  Net cash used in operating activities was $134,656 for the fiscal year ended May 31, 2009.  During the fiscal year ended May 31, 2010, we were not engaged in any revenue-generating operations.  Cash used in operations was lower in the 2010 period primarily as a result of a decrease in professional and shareholder related expenses.

On September 15, 2009, we paid a dividend to our shareholders totaling approximately $217,844, which represented approximately 82% of our total assets at that time.

At the present time we have no employees, other than our executive officer.  We do not anticipate hiring any employees until such time as we are able to consummate a merger with or an acquisition of a private entity.

We believe that our existing cash and cash equivalents, together with funds verbally committed to be loaned by our principal stockholders, will be sufficient to fund our legal, accounting and reporting requirements as a publicly-held “shell” company over the next twelve months.

Off-Balance Sheet Arrangements

As of August 18, 2010, we had no off-balance sheet arrangements.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Robocom Systems International Inc.

We have audited the accompanying balance sheet of Robocom Systems International Inc. as at May 31, 2010 and the related statements of operations, shareholders’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robocom Systems International Inc. as of May 31, 2010 and the results of its operations, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred losses from operations and has a net stockholders’ deficit.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, NJ
August 12, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Robocom Systems International Inc.

We have audited the accompanying balance sheets of Robocom Systems International Inc. as at May 31, 2009, and the related statements of operations, shareholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robocom Systems International Inc. as at May 31, 2009, and the results of its operations, and its cash flows for of the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Eisner & Lubin LLP

New York, New York
August 07, 2009.

ROBOCOM SYSTEMS INTERNATIONAL INC.

BALANCE SHEETS

	2010	2009
Assets
Current assets:
Cash and cash equivalents	$1,299	$286,107
Other current assets	1,042	916
Total assets	$2,341	$287,023

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accrued expenses	50,973	33,763

Shareholders’ equity (deficit):
Preferred stock, $.01 par value; 1,000,000 shares authorized; None issued	----	----
Common stock, $.01 par value; 10,000,000 shares authorized; 4,840,984 issued and outstanding at May 31, 2010 and 2009	48,410	48,410
Additional paid-in capital	12,163,574	12,163,574
Accumulated deficit	(12,260,616)	(11,958,724)
Total shareholders’ equity (deficit)	(48,632)	253,260
Total liabilities and shareholders’ equity (deficit)	$2,341	$287,023

See accompanying notes.

ROBOCOM SYSTEMS INTERNATIONAL INC.

STATEMENTS OF OPERATIONS

	For the year ended May 31,
	2010	2009

Selling, general and administrative expenses	$(84,699)	$(122,751)

Interest income	651	7,698

Net loss	$(84,048)	$(115,053)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	4,840,984	4,840,984

See accompanying notes.

ROBOCOM SYSTEMS INTERNATIONAL INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Shares	Par Value $.01	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance, May 31, 2008	4,840,984	$48,410	$12,163,574	$(11,843,671)	$368,313

Net loss	----	----	----	(115,053)	(115,053)

Balance, May 31, 2009	4,840,984	$48,410	$12,163,574	$(11,958,724)	$253,260

Net loss	----	----	----	(84,048)	(84,048)

Dividends paid	----	----	----	(217,844)	(217,844)

Balance, May 31, 2010	4,840,984	$48,410	$12,163,574	$(12,260,616)	$(48,632)

See accompanying notes.

ROBOCOM SYSTEMS INTERNATIONAL INC.

STATEMENTS OF CASH FLOWS

	For the year ended May 31,
	2010	2009
Operating activities

Net loss	$(84,048)	$(115,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Other current assets	(125)	84
Accrued expenses	17,209	(19,687)
Net cash used in operating activities	(66,964)	(134,656)

Investing activities
Net cash used in investing activities – dividend distribution	(217,844)	----
	(217,844)	----

Decrease in cash and cash equivalents	(284,808)	(134,656)
Cash and cash equivalents at beginning of year	286,107	420,763
Cash and cash equivalents at end of year	$1,299	$286,107

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

On May 27, 2008 our Board of Directors, and the holders of a majority of the outstanding shares of our issued and outstanding common stock, par value $0.01 per share (our “Common Stock”), pursuant to a written consent in lieu of a meeting in accordance with our articles of incorporation and Section 615(a) of the New York Business Corporation Law, approved a reincorporation of our company in the state of Delaware (the “Reincorporation”) through the merger with and into a wholly-owned, newly-formed Delaware subsidiary formed specifically for this purpose (“Robocom-Delaware”).  Robocom-Delaware will have authorized capital stock of 125,000,000 total shares, consisting of 100,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of “blank check: preferred stock, par value $0.001 per share.  Our Board of Directors and such shareholders approved the Reincorporation in an effort to better position our company to attract an operating business that is seeking to complete a business combination or merger with a shell corporation.  Our board and such shareholders believe the actions taken will provide us with a more flexible capital structure, a simplicity in corporate governance under Delaware law and the ability to proceed more quickly with a business combination or merger if and when an acquisition or merger partner is identified.  Although we have had, and continue to have, discussions with potential merger or acquisition partners, we do not currently have a definitive agreement or understanding in place with any potential partner.  As of August 18, 2010 no further action had been taken regarding the Reincorporation.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of our company as a going concern.   This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.  Since October 2005 we have not engaged in any operations and the business have been dormant.  Our company continues to incur losses and has minimal assets and our current liabilities exceed our current assets by $48,632.  Our company is dependent upon obtaining additional financing adequate to fund our limited operations and/or the success of a potential merger, which has yet to be identified.  We have received a verbal commitment from our primary shareholders to provide funding in order to remain current with our reporting requirements.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Robocom Systems International Inc.
Notes to the Financial Statements

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

Concentration of Credit Risk

We maintain our cash principally at one commercial bank.  Management does not believe significant credit risk existed at May 31, 2010.

2. Detail of Certain Balance Sheet Accounts

Accrued Expenses

Accrued expenses consisted of consulting professional fees for the fiscal year ended May 31, 2010 and 2009.

Robocom Systems International Inc.
Notes to the Financial Statements (continued)

3. Income Taxes

Deferred tax assets as of May 31, 2010 and 2009 substantially comprise net operating loss carryforwards, net of valuation allowances.

We did not record any provision for or benefit of income taxes in the 2010 or 2009 periods.  The valuation allowance at May 31, 2010 and 2009 was provided because of uncertainty, based on our historical results, with respect to realization of deferred tax assets.  The valuation allowance increased during the year ended May 31, 2010 and 2009 by $34,000 and $46,021, respectively.

At May 31, 2010, we had net operating loss carryforwards of approximately $5.18 million for income tax purposes, which may be able to reduce taxable income in future years.  The utilization of these losses to reduce future income taxes will depend on our generating sufficient taxable income prior to the expiration of the net operating loss carryforwards.  Net operating loss carryforwards will expire in various years through May 31, 2030.

4. Related Party Transactions

On September 1, 2007, we entered into a two-year consulting agreement with Irwin Balaban, our Chairman of the Board.  Under this agreement, Mr. Balaban serves as President and Chief Executive Officer of our company.  As of May 31, 2010, this agreement has not been renewed.  During the years ended May 31, 2010 and 2009, we recorded consulting and director fees of $22,500 and $43,500, respectively, to Irwin Balaban, President and Chief Executive Officer of the Company.  As of May 31, 2010 we owed $19,500 to Mr. Balaban.

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

As of May 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, of the effectiveness of our internal control over financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework.  Based on this evaluation, our Chief Executive Officer and principal financial officer concluded that, as of May 31, 2010, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control over Financial Reporting.

There have been no significant changes in our company’s internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our company’s internal controls over financial reporting.

Item 9B.  Other Information

Not applicable.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance Compliance.

Directors and Executive Officers

The sole executive officer and director of our company are as follows:

Name	Age	Position

Irwin Balaban	78	President and Chief Executive Officer, Chairman of the Board

Irwin Balaban, a co-founder of our company, has been Chairman of the Board since 1983.  From 1983 until his retirement in March 1999, he was President and Chief Executive Officer of our company.  Since March 1999, he had been providing consulting services to us.  In his capacity as a consultant, in July 2001, Mr. Balaban assumed the offices of President and Chief Executive Officer.

Mr. Balaban brings to the Board of Directors over 27 years of executive experience with our company.  During the past five years, Mr. Balaban has not served as a director of another company with a class of securities registered pursuant to Section 12 of the Exchange Act.

On March 22, 2010, Robert B. Friedman resigned as a member of our company’s Board of Directors and on March 24, 2010, Herbert Goldman and Lawrence B. Klein also resigned as members of the Board of Directors, leaving Mr. Balaban as the sole member of our company’s Board of Directors.

Term

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified.  Executive officers are elected by, and serve at the discretion of, our Board of Directors.

Involvement In Certain Legal Proceedings

To the best of our knowledge, our directors and executive officers were not involved in any legal proceeding during the last 10 years as described in Item 40(f) of Registration S-K.

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

Based solely on our review of the copies of such reports received by us, or written representations from certain reporting persons that no Forms 5 were required for such persons, we believe that during the fiscal year ended May 31, 2010, there was no failure to comply with Section 16(a) filing requirements applicable to our officers, directors and 10% stockholders.

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

Committees of the Board of Directors

Audit Committee

Our Board of Directors established an audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934.  There are currently no members of the audit committee.  Mr. Balaban is the sole member of our Board of Directors and he performs the functions of the audit committee.  All future members of the audit committee will be independent within the meaning of Rule 4200(a)(15) of the Nasdaq Stock Market Corporate Governance Standards, as amended.  Due to our status as a shell company and our limited resources, we do not have access to additional eligible candidates.  The audit committee is directly responsible for the appointment, compensation and oversight of our independent auditors.  The audit committee oversees the financial reporting process on behalf of our Board of Directors by reviewing with the independent auditors the scope and results of the audit engagement, monitoring our financial policies and internal control procedures, and reviewing and monitoring the provisions of non-audit services performed by our independent auditors.  Management is responsible for our internal controls and establishing and reviewing the financial reporting process.  The audit committee acts under a written charter adopted and approved in September 1997.  The audit committee did not meet during the fiscal year ended May 31, 2010.

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

Compensation Committee

Our Board of Directors established a compensation committee; however, there are currently no members of the compensation committee.  Mr. Balaban is the sole member of our Board of Directors and he performs the functions of the compensation committee.  All future members of the compensation committee will be independent within the meaning of Rule 4200(a)(15) of the Nasdaq Stock Market Corporate Governance Standards, as amended.  Due to our status as a shell company and our limited resources, we do not have access to additional eligible candidates. The compensation committee is responsible for reviewing and recommending salaries, bonuses and other compensation for our officers.  The compensation committee is also responsible for administering our stock option plan and for establishing terms and conditions of all stock options granted under the plan. The compensation committee did not meet during the fiscal year ended May 31, 2010.

Item 11. Executive Compensation.

The following table sets forth all compensation awarded to, earned by or paid to the chief executive officer (“CEO”) of our company.  We did not employ any other executive officers in fiscal 2010 and fiscal 2009.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($) (2)	Total($)

Irwin Balaban (1) President and Chief Executive Officer	2009	0	0	0	0	0	0	43,500	43,500
	2010	0	0	0	0	0	0	22,500	22,500

(1)
Since 1983, Mr. Balaban has been Chairman of the Board and since his retirement in March 1999, has been providing consulting services to our company under a consulting agreement.  In his capacity as a consultant to our company, Mr. Balaban assumed the offices of President and Chief Executive Officer in July 2001.

(2)	Represents amounts paid to Mr. Balaban under his consulting agreement and director’s fees.

Outstanding Equity Awards at Fiscal Year End

There were no equity awards for our named executive officer, including unexercised options, stock that has not vested and equity incentive plan awards, outstanding at fiscal year ended May 31, 2010.

Benefit Plans

The Company does not have any retirement, pension, profit sharing, stock options, insurance program or similar programs for the benefit of its employees.

Employment Contracts and Termination of Employment and Change in Control Arrangement

There are no compensatory plans or arrangements with respect to any officer, director, manager or other executive which would in any way result in payments to any such person because of his resignation, retirement, or other termination of employment with our company, or any change in control of our company, or change in the person’s responsibilities following a change of control of our company.

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

The following table sets forth information with respect to director compensation during the year ended May 31, 2010:
DIRECTORS COMPENSATION

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Irwin Balaban	1,500	0	0	0	0	1,500
Robert Friedman	1,500	0	0	0	0	1,500
Herbert Goldman	1,500	0	0	0	0	1,500
Lawrence Klein	1,500	0	0	0	0	1,500

(1)	Represents directors fees paid.

(2)	On March 22, 2010, Robert B. Friedman resigned as a member of our Board of Directors and on March 24, 2010, Herbert Goldman and Lawrence B. Klein also resigned as members of the Board of Directors.

Consulting Agreement

On September 1, 2007, we entered into a two-year consulting agreement with Irwin Balaban, our Chairman of the Board.  Under this agreement, Mr. Balaban serves as President and Chief Executive Officer of our company.  Mr. Balaban receives approximately $42,000 annually, payable monthly, under this agreement.  As of May 31, 2010, this agreement has not been renewed.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth, as of August 18, 2010, the names, addresses and number of shares of common stock beneficially owned by (i) all persons known to our management to be beneficial owners of more than 5% of the outstanding shares of our common stock, (ii) each director of our company, (iii) each named Executive Officer and (iv) all executive officers and directors of our company as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned):

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)		Percentage of Outstanding Shares Beneficially Owned (2)

Irwin Balaban	1,194,900	(3)	24.68%
Steven N. Bronson	370,557		7.65%
Eudora Partners, LLC	1,270,000		26.23%
Jay Gotlieb	372,206		7.69%
All executive officers and directors as a group (1 person)	1,194,900		24.68%
__________________

(1) The address of Irwin Balaban is c/o Robocom Systems International Inc., 17 Fairbanks Boulevard, Woodbury, NY 11797.  The address of Mr. Bronson is 100 Mill Plain Road, Danbury, CT  06811.  The address of Eudora Partners is 475 Hempstead Avenue, Rockville Centre, NY  11570.  The address of Mr. Gotlieb is 27 Misty Brook Lane, New Fairfield, CT 06812.

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

(3) Includes 964,000 shares held by I&T Balaban L.P.

Securities Authorized for Issuance under Equity Compensation Plans

Our 1997 Stock Option and Long-term Incentive Compensation Plan expired on May 15, 2007, and as of May 31, 2010, we have no compensation plan under which shares of common stock may be issued.  We have no equity compensation plans or arrangements that have not been approved by shareholders.

Item 13. Certain Relationships and Related Transactions.

Pursuant to an indemnification agreement, dated August 18, 2005, by and among us and Messrs. Irwin Balaban, Chairman of the Board, President and Chief Executive Officer of our company, Lawrence B. Klein and Herbert Goldman, former directors of our company, we agreed to indemnify such persons for any losses they may incur resulting from their agreement to personally indemnify Avantcé RSI, LLC for certain losses it may incur in the event of our breach of representations, warranties and/or covenants set forth in the Asset Purchase Agreement, dated August 17, 2005.

Item 14. Principal Accountant Fees and Services.

We incurred audit fees of $10,000 and $35,000 for the each of the fiscal years ended May 31, 2010 and 2009, respectively, for audit and review services by Rosenberg Rich Baker Berman & Company and Eisner and Lubin LLP.  Neither Rosenberg Rich Baker Berman & Company nor Eisner & Lubin LLP has performed any other services for us.

Board of Directors Pre-Approval

Our Board of Directors pre-approved the engagement of Rosenberg Rich Baker Berman & Company to act as our independent auditor for the fiscal year ending May 31, 2011.  However, if our board identifies a suitable merger or acquisition partner and we enter into a business combination, it is likely that our Board of Directors will appoint the independent auditor retained by such merger or acquisition partner as our new independent auditor.

Item 15. Exhibits.

The exhibits required by this item are listed on the Exhibit Index attached hereto and are either filed herewith or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Woodbury, New York, on August 18, 2010.

ROBOCOM SYSTEMS INTERNATIONAL INC.

By:	/s/Irwin Balaban
Irwin Balaban
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

Signature	Title	Date

/s/Irwin Balaban	Chairman of the Board and Chief Executive Officer (Principal Executive Officer, Principal Accounting Officer, and Principal Financial Officer)	August 18, 2010
Irwin Balaban

Exhibit Index
Exhibit
Number	Description

2.1
Asset Purchase Agreement dated August 17, 2005, between our company and Avantcé RSI, LLC (incorporated by reference to Exhibit 10.1 to our company’s Current Report on Form 8-K as filed with the Commission on August 17, 2005 (File No. 0-22735)).

3.1	Restated Certificate of Incorporation of our company (incorporated herein by reference to Exhibit 3.1 to our company’s Registration Statement on Form SB-2 (Registration No. 333-27587)).

3.2
Amendment dated November 9, 1998 to Restated Certificate of Incorporation of our company to reflect name change to Robocom Systems International Inc. (incorporated herein by reference to Exhibit 3.2 to our company’s Annual Report on Form 10-KSB for the year ended May 31, 1999 as filed with the Commission on August 25, 1999 (File No. 0-22735)).

3.3	Amended and Restated By-laws of our company (incorporated herein by reference to Exhibit 3.2 to our company's Registration Statement on Form SB-2 (Registration No. 333-27587)).

3.4
Amendment dated July 13, 2006 to Restated Certificate of Incorporation of our company (incorporated herein by reference to Exhibit 3.1 to our company’s Current Report on Form 8-K as filed with the Commission on July 17, 2006 (File No. 0-22735)).

10.1
Indemnification Agreement dated as of August 17, 2005, among our company, Irwin Balaban, Herbert Goldman and Lawrence B. Klein (incorporated herein by reference to Exhibit 10.9 to our company’s Annual Report on Form 10-KSB for the year ended May 31, 2005 as filed with the Commission on August 26, 2005 (File No. 0-22735)).

10.2
Consulting Agreement dated September 1, 2006 between our company and Irwin Balaban (incorporated herein by reference to Exhibit 10.1 to our company’s Quarterly Report on Form 10-QSB for the quarter ended November 30, 2006 as filed with the Commission on January 8, 2007 (File No. 0-22735)).

10.3
Consulting Agreement dated September 1, 2007 between our company and Irwin Balaban (incorporated herein by reference to Exhibit 10.3 to our company’s Annual Report on Form 10-KSB for the year ended May 31, 2008 as filed with the Commission on June 27, 2008 (File No. 0-22735)).

14.1
Robocom Systems International Inc. Code of Ethics and Business Conduct (incorporated herein by reference to Exhibit 14.1 to our company’s Current Report filed on Form 8-K as filed with the Commission on September 24, 2004 (File No. 0-22735)).

14.2
Robocom Systems International Inc. Code of Ethics for Financial Executives and Employees (incorporated herein by reference to Exhibit 14.2 to our company’s Current Report filed on Form 8-K as filed with the Commission on September 24, 2004 (File No. 0-22735)).

23.1
Consent of Eisner & Lubin LLP, independent registered accountants (incorporated herein by reference to Exhibit 23.1 to our company’s Amended Annual Report filed on Form 10-KSB/A as filed with the Commission on February 25, 2008 (File No. 0-22735)).

31.1	Certification of our company’s Chief Executive Officer and principal accounting officer, Irwin Balaban, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our company’s Chief Executive Officer and principal accounting officer, Irwin Balaban, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.