Form 10-Q
period 2010-08-31
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2010-10-15
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended August 31, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,840,984 shares of common stock as of October 14, 2010.

ROBOCOM SYSTEMS INTERNATIONAL INC.

FORM 10-Q

Index

PART I.    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ROBOCOM SYSTEMS INTERNATIONAL INC.

BALANCE SHEETS

	August 31, 2010	May 31, 2010
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$4,216	$1,299
Other current assets	----	1,042

Total assets	$4,216	$2,341

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued expenses	$59,419	$50,973

Long term liabilities:
Loan payable shareholders	5,000	----

Total liabilities	64,419	50,973

Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; None issued	----	----
Common stock, $.01 par value; 125,000,000 shares authorized; 4,840,984 issued and outstanding at August 31, 2010 and May 31, 2010	48,410	48,410
Additional paid-in capital	12,163,574	12,163,574
Accumulated deficit	(12,272,187)	(12,260,616)
Total shareholders’ deficit	(60,203)	(48,632)
Total liabilities and shareholders’ deficit	$4,216	$2,341

See accompanying notes.

Index

ROBOCOM SYSTEMS INTERNATIONAL INC.

STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended August 31,

	2010	2009

Selling, general and administrative expenses	$(11,571)	$(22,321)

Interest income	---	575

Net loss	$(11,571)	$(21,746)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	4,840,984	4,840,984

See accompanying notes.

Index

ROBOCOM SYSTEMS INTERNATIONAL INC.

STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended August 31,

	2010	2009
Operating activities
Net loss	$(11,571)	$(21,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Other current assets	1,042	(9,500)
Accrued expenses	8,446	12,154
Net cash used in operating activities	(2,083)	(19,092)

Net cash provided by financing activities
Loan from shareholders	5,000	----

Increase (decrease) in cash and cash equivalents	2,917	(19,092)
Cash and cash equivalents at beginning of period	1,299	286,107
Cash and cash equivalents at end of period	$4,216	$267,015

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

The balance sheet at May 31, 2010 has been derived from the audited financial statements at that date but, as presented, does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

Operating results for the three-month period ended August 31, 2010 are not necessarily indicative of the results that may be expected for the year ending May 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended May 31, 2010.

Related Party Transactions

On September 1, 2007, we entered into a two-year consulting agreement with Irwin Balaban, our Chairman of the Board.  Under this agreement, Mr. Balaban serves as President and Chief Executive Officer of our company.  As of August 31, 2010, this agreement has not been renewed.  As of August  31, 2010 we owed $19,500 to Mr. Balaban.

On June 28, 2010, we borrowed $2,500 from each of Mr. Balaban and Eric M. Hellige, the beneficial owner of more than 26% of our outstanding common stock, and issued to each such individual a promissory note that bears interest at the rate of 8% per annum and matures on the earlier of (1) the date our company is no longer a shell company, or (ii) June 30, 2011.

Index

Subsequent Events

On September 21, 2010, we borrowed $5,000 from each of Mr. Balaban and Mr. Hellige and issued to each such individual a promissory note that bears interest at the rate of 8% per annum and matures on the earlier of (i) the date our company is no longer a shell company, or (ii) June 30, 2011.

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

As of October 15, 2010, no further action had been taken regarding the Reincorporation.

Index

Three Months ended August 31, 2010 compared to the three months ended August 31, 2009.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consisted of fees for financial personnel and professional fees, as well as other miscellaneous administrative expenses.  Selling, general and administrative expenses decreased by $10,750 to $11,571 in the three months ended August 31, 2010, as compared to $22,321 in the three months ended August 31, 2009.  This decrease was primarily due to decreased professional and consulting fees.

Interest Income, Net.  No interest income was recorded in the three months ended August 31, 2010, as compared to $575 in the three months ended August 31, 2009.  This decrease was due to a decrease in cash and cash equivalents.

Income Taxes.  No provision for or benefit of income taxes was reflected in the 2010 or 2009 periods, as the benefits of operating loss carryforwards have been reserved.

LIQUIDITY AND CAPITAL RESOURCES

Our cash expenditures are limited primarily to amounts required for the payment of professional fees in connection with meeting our requirements under the securities laws and in seeking a merger or acquisition partner.

During the fiscal quarter ended August 31, 2010, we funded our operations from cash on hand derived from the sale of substantially all of our assets on October 11, 2005 and with the proceeds from a loan from our shareholders in the amount of $5,000.  As of August 31, 2010, we had $4,216 in cash and cash equivalents.  On September 21, 2010, we borrowed an additional $10,000 from our shareholders to pay for ongoing operating expenses.  The loans from our shareholders bear interest at the rate of 8% per annum and matures on the earlier of (i) the date our company is no longer a shell company, or (ii) June 30, 2011.

Net cash used in operating activities was $2,083 for the three months ended August 31, 2010.  Net cash used in operating activities was $19,092 for the three months ended August 31, 2009.  During the three months ended August 31, 2010, we were not engaged in any revenue-generating operations.  Cash used in operations was lower in the 2010 period primarily as a result of decreased costs related to professional fees.

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

ITEM 4.  CONTROLS AND PROCEDURES

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

Index

(b)
During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

PART II.    OTHER INFORMATION

ITEM 6.  EXHIBITS

The exhibits required by this item are listed on the Exhibit Index attached hereto.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Woodbury, New York, on October 15, 2010.

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