Form 10-Q
period 2010-11-30
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2011-01-25
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from__________ to__________ .

Commission File Number  0-22735

ROBOCOM SYSTEMS INTERNATIONAL INC.
(Name of small business issuer as specified in its charter)

New York	11-2617048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,840,984 shares of common stock as of January 25, 2011.

ROBOCOM SYSTEMS INTERNATIONAL INC.

FORM 10-Q

Index

PART I.    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ROBOCOM SYSTEMS INTERNATIONAL INC.

BALANCE SHEETS

	November 30, 2010	May 31, 2010
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$679	$1,299
Other current assets	----	1,042

Total assets	$679	$2,341

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued expenses	$49,992	$50,973

Long term liabilities:
Loan payable shareholders	15,000	----

Total liabilities	64,992	50,973

Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; None issued	----	----
Common stock, $.01 par value; 125,000,000 shares authorized; 4,840,984 issued and outstanding at November 30, 2010 and May 31, 2010	48,410	48,410
Additional paid-in capital	12,163,574	12,163,574
Accumulated deficit	(12,276,297)	(12,260,616)
Total shareholders’ deficit	(64,313)	(48,632)
Total liabilities and shareholders’ deficit	$679	$2,341

See accompanying notes.

Index

ROBOCOM SYSTEMS INTERNATIONAL INC.

STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended November 30,
	2010	2009

Selling, general and administrative expenses	$(11,347)	$(28,324)

Other income, net	7,536	----

Interest (expense) income	(300)	75

Net loss	$(4,111)	$(28,249)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	4,840,984	4,840,984

See accompanying notes.

Index

ROBOCOM SYSTEMS INTERNATIONAL INC.

STATEMENTS OF OPERATIONS
(unaudited)

	Six months ended November 30,
	2010	2009

Selling, general and administrative expenses	$(22,918)	$(50,646)

Other income, net	7,536	----

Interest (expense) income, net	(300)	651

Net loss	$(15,682)	$(49,995)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	4,840,984	4,840,984

See accompanying notes.

Index

ROBOCOM SYSTEMS INTERNATIONAL INC.

STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended November 30,
	2010	2009
Operating activities
Net loss	$(15,682)	$(49,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Other current assets	1,042	(6,375)
Accrued expenses	(980)	7,238
Net cash used in operating activities	(15,620)	(49,132)

Net cash provided by financing activities
Loan from shareholders	15,000	----

Investing activities
Net cash used in investing activities – dividend distribution	----	(217,844)

Decrease in cash and cash equivalents	(620)	(266,976)
Cash and cash equivalents at beginning of period	1,299	286,107
Cash and cash equivalents at end of period	$679	$19,131

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

Operating results for the six-month period ended November 30, 2010 are not necessarily indicative of the results that may be expected for the year ending May 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended May 31, 2010.

Related Party Transactions

On September 1, 2007, we entered into a two-year consulting agreement with Irwin Balaban, our Chairman of the Board.  Under this agreement, Mr. Balaban serves as President and Chief Executive Officer of our company.  As of August 31, 2010, this agreement has not been renewed.  As of November 30, 2010 we owed $19,500 to Mr. Balaban.

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

As of January 25, 2011, no further action had been taken regarding the Reincorporation.

Three Months ended November 30, 2010 compared to the three months ended November 30, 2009.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consisted of fees for financial personnel and professional fees, as well as other miscellaneous administrative expenses.  Selling, general and administrative expenses decreased by $16,977 to 11,347 in the three months ended November 30, 2010, as compared to $28,324 in the three months ended November 30, 2009.  This decrease was primarily due to a decrease in insurance, consulting and professional fees associated with the dividend distribution on September 15, 2009.

Index

Other Income, Net.  During the three months ended November 30, 2010, we realized a gain of $7,536 as a result of a one time adjustment to certain liabilities.  These liabilities consisted of a reduction in accrued expenses.

Interest (Expense) Income, Net. No interest income was recorded in the three months ended November 30, 2010, as compared to $75 in the three months ended November 30, 2009.  This decrease was due to a decrease in cash and cash equivalents.  Interest expense of $300 was recorded in the three months ended November 30, 2010, related to the borrowings under the loan from shareholders.

Income Taxes.  No provision for or benefit of income taxes was reflected in the 2010 or 2009 periods, as the benefits of operating loss carryforwards have been reserved.

Six Months ended November 30, 2010 compared to the six months ended November 30, 2009.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consisted of fees for financial personnel and professional fees, as well as other miscellaneous administrative expenses.  Selling, general and administrative expenses decreased by $27,758 to $22,918 in the six months ended November 30, 2010, as compared to $50,646 in the six months ended November 30, 2009.  This decrease was primarily due to decreased professional, insurance and consulting fees.

Other Income, Net.  During the six months ended November 30, 2010, we realized a gain of $7,536 as a result of a one time adjustment to certain liabilities.  These liabilities consisted of a reduction in accrued expenses.

Interest (Expense) Income, Net.  No interest income was recorded in the six months ended November 30, 2010, as compared to $651 in the six months ended November 30, 2009.  This decrease was due to a decrease in cash and cash equivalents.  Interest expense of $300 was recorded in the six months ended November 30, 2010, related to the borrowings under the loan from shareholders.

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

During the fiscal quarter ended November 30, 2010, we funded our operations from cash on hand derived from the sale of substantially all of our assets on October 11, 2005 and with the proceeds from loans from our shareholders in the amount of $15,000.  As of November 30, 2010, we had $679 in cash and cash equivalents.  The loans from our shareholders bear interest at the rate of 8% per annum and mature on the earlier of (i) the date our company is no longer a shell company, or (ii) June 30, 2011.

Net cash used in operating activities was $15,620 for the six months ended November 30, 2010.  Net cash used in operating activities was $49,132 for the six months ended November 30, 2009.  During the six months ended November 30, 2010, we were not engaged in any revenue-generating operations.  Cash used in operations was lower in the 2010 period primarily as a result of decreased costs related to insurance, consulting and professional fees.

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

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Woodbury, New York, on January 25, 2011.

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