Form 10-K/A
period 2010-05-31
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2011-03-14
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 31, 2010
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to ___________________.

Commission File Number	0-22735

ROBOCOM SYSTEMS INTERNATIONAL INC.
(Name of small business issuer in its charter)

New York	11-2617048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17 Fairbanks Blvd., Woodbury, New York	11797
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

Robocom Systems International Inc. (“we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the year ended May 31, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on August 19, 2010 (the “Original Form 10-K”), to amend our Original Form 10-K to revise the disclosures contained in Item 9A Controls and Procedures in our Original Form 10-K to include certain information required by Items 307 and 308 of Regulation S-K. In addition, we are concurrently filing our Form 10-Q/A for the period ended August 31, 2010 and our Form 10-Q/A for the period ended November 30, 2010.

For purposes of this Amendment, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 9A of the Original Form 10-K has  been amended and restated in its entirety.  In addition, as required by Role 12b-15 under the Exchange Act, currently-dated certifications from our principal executive officer and principal financial and accounting officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.  Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.  Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Form 10-K.

PART II

Item 9A(T). Controls and Procedures

Internal Control Over Financial Reporting.

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

Disclosure Controls and Procedures.

As of May 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and principal accounting officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act.  Based upon the evaluation, our Chief Executive Officer and principal accounting officer concluded that, as of May 31, 2010, the disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal controls over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART IV
Item 15. Exhibits.

The exhibits required by this item are listed on the Exhibit Index attached hereto and are filed herewith.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, in Woodbury, New York, on March 14, 2011.

ROBOCOM SYSTEMS INTERNATIONAL INC.

By:	/s/Irwin Balaban
Irwin Balaban
Chief Executive Officer

3

Exhibit Index

Exhibit Number	Description

31.1	Certification of our Chief Executive Officer and principal accounting officer, Irwin Balaban, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer and principal accounting officer, Irwin Balaban, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

4