Form 10-Q/A
period 2010-08-31
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2011-03-14
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

Robocom Systems International Inc. (“we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on October 15, 2010 (the “Original Form 10-Q”), to amend our Original Form 10-Q to revise the disclosures contained in Item 4 Controls and Procedures in our Original Form 10-Q to include certain information required by Items 307 and 308 of Regulation S-K.  In addition, we are concurrently filing our Form 10-K/A for the year ended May 31, 2010 and our Form 10-Q/A for the quarter ended November 30, 2010.

For purposes of this Amendment, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 4 of the Original Form 10-Q has  been amended and restated in its entirety.  In addition, as required by Role 12b-15 under the Exchange Act, currently-dated certifications from our principal executive officer and principal financial and accounting officer are filed as exhibits to this Amendment under Item 6 of Part II hereof.  Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-Q and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-Q.  Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Form 10-Q.

PART I.    FINANCIAL INFORMATION

ITEM 4.  CONTROLS AND PROCEDURES

(a)      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and principal accounting officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon the evaluation, our Chief Executive Officer and principal accounting officer concluded that, as of the end of the period, the disclosure controls and procedures were effective.

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

3

Exhibit Index

Exhibit No.	Description

31.1	Certification of our Chief Executive Officer and Principal Financial and Accounting Officer, Irwin Balaban, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer and Principal Financial and Accounting Officer, Irwin Balaban, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.