Form 10-Q/A
period 2010-11-30
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2011-03-14
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________ to                          .

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

EXPLANATORY NOTE

Robocom Systems International Inc. (“we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended November 30, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on January 25, 2011 (the “Original Form 10-Q”), to amend our Original Form 10-Q to revise the disclosures contained in Item 4 Controls and Procedures in our Original Form 10-Q to include certain information required by Items 307 and 308 of Regulation S-K. In addition, we are concurrently filing our Form 10-K/A for the year ended May 31, 2010 and our Form 10-Q/A for the quarter ended May 31, 2010.

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