Form 10-Q
period 2011-02-28
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2011-04-07
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.
Commission File Number	0-22735

ROBOCOM SYSTEMS INTERNATIONAL INC.
(Name of small business issuer as specified in its charter)

New York	11-2617048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,840,984 shares of common stock as of April 7, 2011.

ROBOCOM SYSTEMS INTERNATIONAL INC.

FORM 10-Q

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROBOCOM SYSTEMS INTERNATIONAL INC.

BALANCE SHEETS

	February 28, 2011	May 31, 2010
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$5,396	$1,299
Other current assets	----	1,042

Total assets	$5,396	$2,341

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued expenses	$57,052	$50,973
Loan payable shareholders	25,000	----

Total liabilities	82,052	50,973

Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; None issued	----	----
Common stock, $.01 par value; 125,000,000 shares authorized; 4,840,984 issued and outstanding at February 28, 2011 and May 31, 2010	48,410	48,410
Additional paid-in capital	12,163,574	12,163,574
Accumulated deficit	(12,288,640)	(12,260,616)
Total shareholders’ deficit	(76,656)	(48,632)
Total liabilities and shareholders’ deficit	$5,396	$2,341

See accompanying notes.

Index

ROBOCOM SYSTEMS INTERNATIONAL INC.

STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended February 28,

	2011	2010

Selling, general and administrative expenses	$(12,043)	$(16,697)

Interest (expense) income	(300)	----

Net loss	$(12,343)	$(16,697)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	4,840,984	4,840,984

See accompanying notes.

Index

ROBOCOM SYSTEMS INTERNATIONAL INC.

STATEMENTS OF OPERATIONS
(unaudited)

	Nine months ended February 28,

	2011	2010

Selling, general and administrative expenses	$(34,960)	$(67,342)

Other income, net	7,536	----

Interest (expense) income, net	(600)	651

Net loss	$(28,024)	$(66,691)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	4,840,984	4,840,984

See accompanying notes.

Index

ROBOCOM SYSTEMS INTERNATIONAL INC.

STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended February 28,

	2011	2010
Operating activities
Net loss	$(28,024)	$(66,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Other current assets	1,042	(3,250)
Accrued expenses	6,079	14,525
Net cash used in operating activities	(20,903)	(55,416)

Net cash provided by financing activities
Loan from shareholders	25,000	----

Investing activities
Net cash used in investing activities – dividend distribution	----	(217,844)

Increase (decrease) in cash and cash equivalents	4,097	(273,260)
Cash and cash equivalents at beginning of period	1,299	286,107
Cash and cash equivalents at end of period	$5,396	$12,847

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

Operating results for the nine-month period ended February 28, 2011 are not necessarily indicative of the results that may be expected for the year ending May 31, 2011. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended May 31, 2010.

Related Party Transactions

On September 1, 2007, we entered into a two-year consulting agreement with Irwin Balaban, our Chairman of the Board. Under this agreement, Mr. Balaban serves as President and Chief Executive Officer of our company. As of April 1, 2011, this agreement had not been renewed. As of February 28, 2011, we owed $19,500 to Mr. Balaban.

On June 28, 2010, we borrowed $2,500 from each of Mr. Balaban and Eric M. Hellige, a member of our Board of Directors and the beneficial owner of more than 26% of our outstanding common stock, and issued to each such individual a promissory note that bears interest at the rate of 8% per annum and matures on the earlier of (1) the date our company is no longer a shell company, or (ii) June 30, 2011.

On September 21, 2010, we borrowed $5,000 from each of Mr. Balaban and Mr. Hellige and issued to each such individual a promissory note that bears interest at the rate of 8% per annum and matures on the earlier of (i) the date our company is no longer a shell company, or (ii) June 30, 2011.

Index

On February 24, 2011, we borrowed $5,000 from each of Mr. Balaban and Mr. Hellige and issued to each such individual a promissory note that bears interest at the rate of 8% per annum and matures on the earlier of (i) the date our company is no longer a shell company, or (ii) June 30, 2011.

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

As of April 7, 2011, no further action had been taken regarding the Reincorporation.

Index

Three Months ended February 28, 2011 compared to the three months ended February 28, 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of fees for financial personnel and professional fees, as well as other miscellaneous administrative expenses. Selling, general and administrative expenses decreased by $4,654 to $12,043 in the three months ended February 28, 2011, as compared to $16,697 in the three months ended February 28, 2010. This decrease was primarily due to a decrease in insurance, consulting and professional fees.

Interest (Expense) Income, Net. No interest income was recorded during the 2011 or 2010 period. Interest expense of $300 was recorded in the three months ended February 28, 2011, related to the borrowings under the loans from shareholders.

Income Taxes. No provision for or benefit of income taxes was reflected in the 2011 or 2010 periods, as the benefits of operating loss carryforwards have been reserved.

Nine Months ended February 28, 2011 compared to the nine months ended February 28, 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of fees for financial personnel and professional fees, as well as other miscellaneous administrative expenses. Selling, general and administrative expenses decreased by $32,382 to $34,960 in the nine months ended February 28, 2011, as compared to $67,342 in the nine months ended February 28, 2010. This decrease was primarily due to decreased professional, insurance and consulting fees.

Other Income, Net. During the nine months ended February 28, 2011, we realized a gain of $7,536 as a result of a one time adjustment to certain liabilities. These liabilities consisted of a reduction in accrued expenses.

Interest (Expense) Income, Net. No interest income was recorded during the 2011 or 2010 period. Interest expense of $600 was recorded in the nine months ended February 28, 2011, related to the borrowings under the loans from shareholders.

Income Taxes. No provision for or benefit of income taxes was reflected in the 2011 or 2010 periods, as the benefits of operating loss carryforwards have been reserved.

LIQUIDITY AND CAPITAL RESOURCES

Our cash expenditures are limited primarily to amounts required for the payment of professional fees in connection with meeting our requirements under the securities laws and in seeking a merger or acquisition partner.

During the fiscal quarter ended February 28, 2011, we funded our operations from the proceeds of loans from our shareholders. As of February 28, 2011, we had $5,396 in cash and cash equivalents. The loans from our shareholders in the aggregate amount of $25,000 at February 28, 2011 bear interest at the rate of 8% per annum and mature on the earlier of (i) the date our company is no longer a shell company, or (ii) June 30, 2011.

Net cash used in operating activities was $20,903 for the nine months ended February 28, 2011. Net cash used in operating activities was $55,416 for the nine months ended February 28, 2010. During the nine months ended February 28, 2011, we were not engaged in any revenue-generating operations. Cash used in operations was lower in the 2011 period primarily as a result of decreased costs related to insurance, consulting and professional fees.

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

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Woodbury, New York, on April 7, 2011.

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