Form 10-K
period 2011-05-31
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2011-08-29
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to_____________to ______________.

Commission File Number  0-22735

ROBOCOM SYSTEMS INTERNATIONAL INC.
(Name of small business issuer in its charter)

New York	11-2617048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17 Fairbanks Blvd., Woodbury, New York	11797
(Address of principal executive offices)	(Zip Code)

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

As of August 29, 2011, the issuer had outstanding 4,840,984 shares of its common stock.

As of November 30, 2010, the aggregate market value of the issuer’s common stock held by non-affiliates was $95,043, (based upon the closing price of the issuer’s common stock on The Over-the-Counter Bulletin Board on such date).

Part I

Item 1. Description of Business.

General

Robocom Systems International Inc. (“we,” “us,” “our”or“our company”) was incorporated under the laws of the State of New York in 1982.  Our company was organized to develop, market and support advanced warehouse management software solutions that enable companies to realize significant cost savings by automating their warehouse operations and providing inventory visibility throughout the supply chain.  On October 11, 2005, we sold substantially all of our assets to Avantce RSI, LLC, a Delaware limited liability company, for $2,970,000 in cash, plus a $200,000 promissory note payable over two years.  In July 2006, we paid a dividend to our shareholders totaling approximately $2,760,000, which represented approximately 87% of our total assets at that time.  On September 15, 2009, we paid a dividend to our shareholders totaling approximately $217,844, which represented approximately 82% of our total assets at that time.

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

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called “tax-free” reorganization under Sections 368(a) (1) or 351 of the Internal Revenue Code of 1986, as amended (the “Code”).  In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the target business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.  Nonetheless, there can be no assurance that the IRS or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated business combination.

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

As of August 29, 2011, no further action had been taken regarding the Reincorporation.

We have had in the past, and continue to have, discussions with potential merger or acquisition partners and while we do not have a definitive agreement in place with any potential partner to do so, we anticipate issuing shares of our common stock, and possibly preferred stock, as part of any merger or acquisition with a merger or acquisition partner.

Employees

We do not have any employees, other than our executive officer, who provides services to our company.

Item 1A.  Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 1B.  Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 2.Properties.

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

Item 4. (Removed and Reserved).

Part II

Item 5. Market for Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the Over-the-Counter Bulletin Board under the symbol RIMS.  The following table represents the high and low price information for our common stock for each quarterly period in fiscal 2011 and 2010.

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low
Quarter ended August 31	$0.06	$0.03	$0.05	$0.03
Quarter ended November 30	0.06	0.02	0.09	0.01
Quarter ended February 28	0.07	0.02	0.07	0.03
Quarter ended May 31	0.07	0.05	0.06	0.03

Quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On August 29, 2011, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $0.05.

Holders

As of August 29, 2011, there were 4,840,984 shares of our common stock outstanding held by approximately 31 shareholders of record.  Of the 4,840,984 shares, 2,376,084 shares of common stock were held in street name.

Dividends

We did not declare any dividends on any class of common equity during the fiscal year ended May 31, 2011.  During the fiscal year ending May 31, 2010, we paid a dividend to our shareholders totaling approximately $217,844, which represented approximately 82% of our total assets at that time.

Securities Authorized for Issuance under Equity Compensation Plan

Information regarding securities authorized for issuance under our equity compensation plans is disclosed in this report under the section captioned “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”

Repurchase of Equity Securities

We did not repurchase any equity securities in the fourth quarter of fiscal 2011.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data:

(In thousands, except share data)

	Year ended May 31,
	2011	2010

Selling, general and administrative expenses	$(47)	$(85)

Other income, net	10	---

Interest (expense) income, net	(1)	1

Net loss	$(38)	$(84)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.01)	$(0.02)

Weighted average shares outstanding:

Basic and diluted	4,840,984	4,840,984

Comparison of Fiscal Years Ended May 31, 2011 and May 31, 2010

Revenues.  We did not record any revenues related to our operations during the fiscal year ended May 31, 2011 and 2010.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consisted of fees for financial personnel, professional fees and insurance, as well as other miscellaneous administrative expenses.  Selling, general and administrative expenses decreased by $37,589 to $47,110 for the fiscal year ended May 31, 2011, as compared to $84,699 for the fiscal year ended May 31, 2010.  This decrease was primarily due to decreased insurance, consulting and professional fees.

Other Income, Net.  During the fiscal year ended May 31, 2011, we realized a gain of $7,536 as a result of a one time adjustment to certain liabilities.  These liabilities consisted of a reduction in accrued expenses.  We also received a refund of state taxes paid of $2,423.

Interest (Expense) Income, Net.  No interest income was recorded during the 2011 period.  Interest income of $651 was recorded for the fiscal year ended May 31, 2010.  Interest expense of $1,092 was recorded during fiscal 2011, related to the borrowings under the loans from shareholders.

Income Taxes.  No provision for or benefit from income taxes was reflected in the 2011 or 2010 periods, as the benefits of operating loss carryforwards have been reserved.

Liquidity and Capital Resources

Our cash expenditures are limited to amounts required for the payment of professional fees in connection with meeting our requirements under the securities laws and in seeking a merger or acquisition partner.

During the fiscal year ended May 31, 2011, we funded our operations from the proceeds of loans from our shareholders.  As of May 31, 2011, we had $3,150 in cash and cash equivalents.

Net cash used in operating activities was $23,149 for the fiscal year ended May 31, 2011.  Net cash used in operating activities was $66,964 for the fiscal year ended May 31, 2010.  During the fiscal year ended May 31, 2011, we were not engaged in any revenue-generating operations.  Cash used in operations was lower in the 2011 period primarily as a result of decreased costs related to insurance, consulting and professional fees.

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

Off-Balance Sheet Arrangements

As of May 31, 2011, we had no off-balance sheet arrangements.

Inflation and Seasonality

We do not believe our operations are materially affected by inflation or seasonality.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Robocom Systems International Inc.

We have audited the accompanying balance sheets of Robocom Systems International Inc. as of May 31, 2011 and 2010 and the related statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robocom Systems International Inc. as of May 31, 2011 and 2010 and the results of its operations, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Rosenberg Rich Baker Berman & Company

Somerset, NJ
August 29, 2011.

Index

ROBOCOM SYSTEMS INTERNATIONAL INC.

BALANCE SHEETS

	May 31 2011	May 31 2010
Assets
Current assets:
Cash and cash equivalents	$3,150	$1,299
Other current assets	-	1,042
Total assets	$3,150	$2,341

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accrued expenses	$65,025	$50,973
Loan payable shareholders	25,000	-
Total liabilities	$90,025	$50,973

Shareholders’ equity (deficit):
Preferred stock, $.01 par value; 1,000,000 shares authorized; None issued.	-	-
Common stock, $.01 par value; 10,000,000 shares authorized; 4,840,984 issued and outstanding at May 31, 2011 and 2010	48,410	48,410
Additional paid-in capital	12,163,574	12,163,574
Accumulated deficit	(12,298,859)	(12,260,616)
Total shareholders’ deficit	(86,875)	(48,632)
Total liabilities and shareholders’ deficit	$3,150	$2,341

See accompanying notes.

Index

ROBOCOM SYSTEMS INTERNATIONAL INC.

STATEMENTS OF OPERATIONS

	For the year ended May 31,
	2011	2010

Selling, general and administrative expenses	$(47,110)	$(84,699)

Other income, net	9,959	-

Interest (expense) income, net.	(1,092)	651

Net loss	$(38,243)	$(84,048)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.01)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	4,840,984	4,840,984

See accompanying notes.

Index

ROBOCOM SYSTEMS INTERNATIONAL INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Shares	Par Value $.01	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance, May 31, 2009	4,840,984	$48,410	$12,163,574	$(11,958,724)	$253,260
Net loss	-	-	-	(84,048)	(84,048)
Dividends paid	-	-	-	(217,844)	(217,844)
Balance, May 31, 2010.	4,840,984	$48,410	$12,163,574	$(12,260,616)	$(48,632)
Net loss	-	-	-	(38,243)	(38,243)
Balance, May 31, 2011	4,840,984	$48,410	$12,163,574	$(12,298,859)	$(86,875)

See accompanying notes.

Index

ROBOCOM SYSTEMS INTERNATIONAL INC.

STATEMENTS OF CASH FLOWS

	For the year ended May 31,
	2011	2010
Operating activities

Net loss	$(38,243)	$(84,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on reduction of accrued expenses	7,536	-
Changes in operating assets and liabilities:
Increase (decrease) in other current assets	1,042	(125)
Increase in accounts payable and accrued expenses	6,516	17,209
Net cash used in operating activities	(23,149)	(66,964)

Financing activities
Loan from shareholders	25,000	-
Net cash provided by financing activities	25,000	-

Investing activities
Dividends paid	-	(217,844)
Net cash used in investing activities	-	(217,844)

Increase (decrease) in cash and cash equivalents	1,851	(284,808)
Cash and cash equivalents at beginning of year	1,299	286,107
Cash and cash equivalents at end of year	$3,150	$1,299

See accompanying notes.

Index

Robocom Systems International Inc.
Notes to the Financial Statements

1. Organization and Significant Accounting Policies

Organization

Robocom Systems International Inc. (“we,” “us,” “our”or“our company”) was incorporated in June 1982 in the State of New York.  Prior to the sale of assets on October 11, 2005, we were engaged in the development and marketing of automated warehouse management systems and related software, which is used by various commercial enterprises located in the United States and abroad.

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

The accompanying financial statements have been prepared in conformity with accounting principles, generally accepted in the United States of America, which contemplate the continuation of our company as a going concern.   This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.  Since October 2005 we have not engaged in any operations and the business has been dormant.  Our company continues to incur losses and has minimal assets and our current liabilities exceed our current assets by $86,875.  Our company is dependent upon obtaining additional financing adequate to fund our limited operations and/or the success of a potential merger, which has yet to be identified.  We have received a verbal commitment from our primary shareholders to provide funding in order to remain current with our reporting requirements.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Index

Robocom Systems International Inc.
Notes to the Financial Statements

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

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

Concentration of Credit Risk

We maintain our cash principally at one commercial bank.  Management does not believe significant credit risk existed at May 31, 2011.

2. Detail of Certain Balance Sheet Accounts

Accrued Expenses

Accrued expenses consisted of consulting and professional fees for the fiscal year ended May 31, 2011 and 2010.

We recorded gains from the reduction in obligations of $7,536 during the year ended May 31, 2011. The obligations principally related to activities of our predecessors and as a result of the passage of time cannot be legally enforced against us.

Index

Robocom Systems International Inc.
Notes to the Financial Statements (continued)

3. Income Taxes

Deferred tax assets as of May 31, 2011 and 2010 substantially comprise of net operating loss carryforwards, net of valuation allowances.

We did not record any provision for or benefit of income taxes in the 2011 or 2010 periods.  The valuation allowance at May 31, 2011 and 2010 was provided because of uncertainty, based on our historical results, with respect to realization of deferred tax assets.  The valuation allowance increased during the year ended May 31, 2011 and 2010 by $15,000 and $34,000, respectively.

At May 31, 2011, we had net operating loss carryforwards of approximately $5.22 million for income tax purposes, which may be able to reduce taxable income in future years.  The utilization of these losses to reduce future income taxes will depend on our generating sufficient taxable income prior to the expiration of the net operating loss carryforwards.  Net operating loss carryforwards will expire in various years through May 31, 2031.

4. Related Party Transactions

On September 1, 2007, we entered into a two-year consulting agreement with Irwin Balaban, our Chairman of the Board.  Under this agreement, Mr. Balaban serves as President and Chief Executive Officer of our company.  As of May 31, 2010, this agreement has not been renewed.  During the years ended May 31, 2010, we recorded consulting and director fees of $22,500 to Irwin Balaban, President and Chief Executive Officer of the Company.  As of May 31, 2011 we owed $18,000 to Mr. Balaban.

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

On August 5, 2011, the maturity dates of all of the promissory notes to Messrs. Balaban and Hellige were extended to June 30, 2012.

5. Lease Commitments

We are not currently obligated under any lease.

6. Gain Contingency

In an arbitration case with a former distributor, we were awarded damages and expenses of approximately $140,000.  Due to the uncertainty of both the amount and its collectibility, no amounts have been recognized in the financial statements.

Index

Robocom Systems International Inc.
Notes to the Financial Statements (continued)
Item 9. Changes in and Disagreements with Accountants on Financial Disclosure

None.

Index

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

As of May 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, of the effectiveness of our internal control over financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework.  Based on this evaluation, our Chief Executive Officer and principal financial officer concluded that, as of May 31, 2011, our internal control over financial reporting was effective based on those criteria.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Disclosure Controls and Procedures.

As of May 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and principal accounting officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act.  Based upon the evaluation, our Chief Executive Officer and principal accounting officer concluded that, as of May 31, 2011, the disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal controls over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

Not applicable.

Index

Part III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

The sole executive officer and the directors of our company are as follows:

Name	Age	Position

Irwin Balaban	79	President and Chief Executive Officer, Chairman of the Board

Lawrence S. Balaban	54	Director

Eric M. Hellige	56	Director

Irwin Balaban, a co-founder of our company, has been Chairman of the Board since 1983.  From 1983 until his retirement in March 1999, he was President and Chief Executive Officer of our company.  Since March 1999, he had been providing consulting services to us.  In his capacity as a consultant, in July 2001, Mr. Balaban assumed the offices of President and Chief Executive Officer.

Mr. Balaban brings to the Board of Directors over 28 years of executive experience with our company.  During the past five years, Mr. Balaban has not served as a director of another company with a class of securities registered pursuant to Section 12 of the Exchange Act.

Lawrence S. Balaban has been a director of our company since December 3010.  For more than the last five years, Mr. Balaban has been a business consultant.  Mr. Balaban is the son of Irwin Balaban.

Mr. Balaban brings to the Board of Directors over 30 years of general business and consulting experience working with businesses, both large and small, in a wide range of industries.  During the past five years, Mr. Balaban has not served as a director of another company with a class of securities registered pursuant to Section 12 of the Exchange Act.

Eric M. Hellige has been a director of our company since December 2010.  For more than the last five years, Mr. Hellige has been a member of the law firm of Pryor Cashman LLP, New York, New York.

Mr. Hellige brings to the Board of Directors over 30 years of experience counseling business entities in a wide range of general corporate, financing and mergers and acquisitions activities.  During the past five years, except as provided below, Mr. Hellige has not served as a director of another company with a class of securities registered pursuant o Section12 of the Exchange Act.

On March 22, 2010, Robert B. Friedman resigned as a member of our company’s Board of Directors and on March 24, 2010, Herbert Goldman and Lawrence B. Klein also resigned as members of the Board of Directors, leaving Mr. Balaban as the sole member of our company’s Board of Directors.  Lawrence S. Balaban and Eric M. Hellige were elected to our Board of Directors in December 2010 to fill the vacancies created by such resignations.

Index

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

Based solely on our review of the copies of such reports received by us, or written representations from certain reporting persons that no Forms 5 were required for such persons, we believe that during the fiscal year ended May 31, 2011, there was no failure to comply with Section 16(a) filing requirements applicable to our officers, directors and 10% stockholders.

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

Committees of the Board of Directors

Audit Committee

Our Board of Directors established an audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934.  There are currently no members of the audit committee.  The members of our Board of Directors perform the functions of the audit committee.  All future members of the audit committee will be independent within the meaning of Rule 4200(a)(15) of the Nasdaq Stock Market Corporate Governance Standards, as amended.  Due to our status as a shell company and our limited resources, we do not have access to additional eligible candidates.  The audit committee is directly responsible for the appointment, compensation and oversight of our independent auditors.  The audit committee oversees the financial reporting process on behalf of our Board of Directors by reviewing with the independent auditors the scope and results of the audit engagement, monitoring our financial policies and internal control procedures, and reviewing and monitoring the provisions of non-audit services performed by our independent auditors.  Management is responsible for our internal controls and establishing and reviewing the financial reporting process.  The audit committee acts under a written charter adopted and approved in September 1997.  The audit committee did not meet during the fiscal year ended May 31, 2011.

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

Index

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

Compensation Committee

Our Board of Directors established a compensation committee; however, there are currently no members of the compensation committee.  Our entire Board of Directors performs the functions of the compensation committee.  All future members of the compensation committee will be independent within the meaning of Rule 4200(a)(15) of the Nasdaq Stock Market Corporate Governance Standards, as amended.  Due to our status as a shell company and our limited resources, we do not have access to additional eligible candidates. The compensation committee is responsible for reviewing and recommending salaries, bonuses and other compensation for our officers.  The compensation committee is also responsible for administering our stock option plan and for establishing terms and conditions of all stock options granted under the plan. The compensation committee did not meet during the fiscal year ended May 31, 2011.

Index

Item 11. Executive Compensation.

The following table sets forth all compensation awarded to, earned by or paid to the chief executive officer (“CEO”) of our company.  We did not employ any other executive officers in fiscal 2011 and fiscal 2010.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)

Irwin Balaban (1) President and	2010	0	0	0	0	0	0	22,500	22,500
Chief Executive Officer	2011	0	0	0	0	0	0	0	0

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

Outstanding Equity Awards at Fiscal Year End

There were no equity awards for our named executive officer, including unexercised options, stock that has not vested and equity incentive plan awards, outstanding at fiscal year ended May 31, 2011.

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

Directors’ Compensation

The members of our Board of Directors are not compensated for their service on the Board, and no member of the Board received any cash, stock or other compensation during the year ended May 31, 2011.

Index

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth, as of August 29, 2011, the names, addresses and number of shares of common stock beneficially owned by (i) all persons known to our management to be beneficial owners of more than 5% of the outstanding shares of our common stock, (ii) each director of our company, (iii) each named Executive Officer and (iv) all executive officers and directors of our company as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned):

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)		Percentage of Outstanding Shares Beneficially Owned (2)

Irwin Balaban	1,194,900	(3)	24.68%
Jay Gottlieb	311,055	(4)	6.43%
Steven N. Bronson	370,557	(5)	7.65%
Eudora Partners, LLC	1,270,000	(6)	26.23%
Lawrence S. Balaban	---		---
Eric M. Hellige	1,270,000	(6)	26.23%
All executive officers and directors as a group (3 persons)	2,464,900		50.92%

(1) The address of Irwin Balaban is c/o Robocom Systems International Inc., 17 Fairbanks Boulevard, Woodbury, NY 11797.  The address for Mr. Gottlieb is 27 Misty Brook Lane, New Fairfield, CT 06812.  The address of Mr. Bronson is 100 Mill Plain Road, Danbury, CT  06811.  The address of Eudora Partners is 475 Hempstead Avenue, Rockville Centre, NY  11570.

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

(3) Includes 964,000 shares held by I&T Balaban L.P.

(4) Beneficial ownership of shares report on Amendment No. 2 to Schedule 13G filed with the Commission on January 26, 2011.

(5) Beneficial ownership of shares as reported on Amendment No. 5 to Schedule 13D filed with the Commission on November 10, 2008.

(6) Represents shares owned by Eudora Partners, LLC (“Eudora”).  Eric M. Hellige, a director of our company, serves as the managing member of Eudora, which is a family limited partnership, and has investment and voting control over the shares owned by Eudora.  Mr. Hellige disclaims beneficial ownership of the shares owned by Eudora, except to the extent of his pecuniary interest therein.

Securities Authorized for Issuance under Equity Compensation Plans

Our 1997 Stock Option and Long-term Incentive Compensation Plan expired on May 15, 2007, and as of May 31, 2010, we have no compensation plan under which shares of common stock may be issued.  We have no equity compensation plans or arrangements that have not been approved by shareholders.

Item 13. Certain Relationships and Related Transactions, Director Independence.

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

On August 5, 2011, the maturity dates of all of the promissory notes issued to Messrs. Balaban and Hellige were extended to June 30, 2012.

Item 14. Principal Accountant Fees and Services.

We incurred audit fees of $15,000 and $10,000 for the each of the fiscal years ended May 31, 2011 and 2010, respectively, for audit and review services by Rosenberg Rich Baker Berman & Company.  Rosenberg Rich Baker Berman & Company did not perform any other services for us.

Board of Directors Pre-Approval

Our Board of Directors pre-approved the engagement of Rosenberg Rich Baker Berman & Company to act as our independent auditor for the fiscal year ending May 31, 2012.  However, if our board identifies a suitable merger or acquisition partner and we enter into a business combination, it is likely that our Board of Directors will appoint the independent auditor retained by such merger or acquisition partner as our new independent auditor.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The exhibits required by this item are listed on the Exhibit Index attached hereto and are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Woodbury, New York, on August 29, 2011.

ROBOCOM SYSTEMS INTERNATIONAL INC.
By:	/s/ Irwin Balaban
Irwin Balaban
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

Signature	Title	Date

/s/Irwin Balaban	Chairman of the Board and Chief Executive Officer	August 29, 2011
Irwin Balaban	(Principal Executive Officer, Principal Accounting Officer, and Principal Financial Officer)

/s/Lawrence S. Balaban	Director	August 29, 2011
Lawrence S. Balaban

/s/Eric M. Hellige	Director	August 29, 2011
Eric M. Hellige

Exhibit Index

Exhibit Number	Description

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

3.4	Amended and Restated By-laws of our company (incorporated herin by reference to Exhibit 3.2 to our company’s Registration Statement on Form SB-2 (Registration No. 333-27587)).

3.5
First Amendment to the Amended and Restated By-laws of our company (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K as filed with the Commission on December 8, 2010 (File No. 0-22735)).

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