Form 10-Q
period 2011-08-31
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2011-10-21
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________________to__________________.

Commission File Number	0-22735

ROBOCOM SYSTEMS INTERNATIONAL INC.
(Name of small business issuer as specified in its charter)

New York	11-2617048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,840,984 shares of common stock as of October 21, 2011.

ROBOCOM SYSTEMS INTERNATIONAL INC.

FORM 10-Q

Index

PART I.    FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

ROBOCOM SYSTEMS INTERNATIONAL INC.

BALANCE SHEETS

	August 31, 2011	May 31, 2011
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$757	$3,150

Total assets	$757	$3,150

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued expenses	$65,440	$65,025
Loan payable shareholders	35,000	25,000
Total liabilities	100,440	$90,025

Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized;None issued	----	----
Common stock, $.01 par value; 125,000,000 shares authorized; 4,840,984 issued and outstanding at August 31, 2011 and May 31, 2011	48,410	48,410
Additional paid-in capital	12,163,574	12,163,574
Accumulated deficit	(12,311,667)	(12,298,859)
Total shareholders’ deficit	(99,683)	(86,875)
Total liabilities and shareholders’ deficit	$757	$3,150

See accompanying notes.

Index

ROBOCOM SYSTEMS INTERNATIONAL INC.

STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended August 31,
	2011	2010

Selling, general and administrative expenses	$(12,168)	$(11,571)

Interest expense	(640)	---

Net loss	$(12,808)	$(11,571)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	4,840,984	4,840,984

See accompanying notes.

Index

ROBOCOM SYSTEMS INTERNATIONAL INC.

STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended August 31,
	2011	2010
Operating activities
Net loss	$(12,808)	$(11,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:

Decrease in other current assets	----	1,042
Increase in accounts payable and accrued expenses	415	8,446
Net cash used in operating activities	(12,393)	(2,083)

Net cash provided by financing activities
Loan from shareholders	10,000	5,000

(Decrease) increase in cash and cash equivalents	(2,393)	2,917
Cash and cash equivalents at beginning of period	3,150	1,299
Cash and cash equivalents at end of period	$757	$4,216

See accompanying notes.

Index

ROBOCOM SYSTEMS INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.          Background and Basis of Financial Statement Presentation

The accompanying unaudited financial statements of Robocom Systems International Inc. (“we,” “us,” “our,” or “our company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

The balance sheet at May 31, 2011 has been derived from the audited financial statements at that date but, as presented, does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

Operating results for the three-month period ended August 31, 2011 are not necessarily indicative of the results that may be expected for the year ending May 31, 2012.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended May 31, 2011.

Related Party Transactions

On September 1, 2007, we entered into a two-year consulting agreement with Irwin Balaban, our Chairman of the Board.  Under this agreement, Mr. Balaban serves as President and Chief Executive Officer of our company.  As of May 31, 2010, this agreement has not been renewed.  During the year ended May 31, 2010, we recorded consulting and director fees of $22,500 to Irwin Balaban, President and Chief Executive Officer of the Company.  As of August 31, 2011, we owed $18,000 to Mr. Balaban.

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

On June 21, 2011, we borrowed $5,000 from each of Mr. Balaban and Mr. Hellige and issued to each such individual a promissory note that bears interest at the rate of 8% per annum and matures on the earlier of (i) the date our company is no longer a shell company, or (ii) June 30, 2012.

Subsequent Events

On September 14, 2011, we borrowed $3,000 from each of Mr. Balaban and Mr. Hellige and issued to each such individual a promissory note that bears interest at the rate of 8% per annum and matures on the earlier of (i) the date our company is no longer a shell company, or (ii) June 30, 2012.

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

Index

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

As of October 19, 2011, no further action had been taken regarding the Reincorporation.

Index

Three Months ended August 31, 2011 compared to the three months ended August 31, 2010.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consisted of fees for financial personnel and professional fees, as well as other miscellaneous administrative expenses.  Selling, general and administrative expenses increased by $597 to $12,168 in the three months ended August 31, 2011, as compared to $11,571 in the three months ended August 31, 2010.

Interest Expense.  Interest expense of $640 was recorded during the three months ended August 31, 2011, related to the borrowings under the loans from shareholders.  No interest expense was recorded during the three months ended August 31, 2010.

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

During the three months ended August 31, 2011, we funded our operations from the proceeds of loans from our shareholders.  As of August 31, 2011, we had $757 in cash and cash equivalents.

Net cash used in operating activities was $12,393 for the three months ended August 31, 2011.  Net cash used in operating activities was $2,083 for the three months ended August 31, 2010.  During the three months ended August 31, 2011, we were not engaged in any revenue-generating operations.  Cash used in operations was lower in the 2010 period primarily as a result of decreased costs related to insurance fees.

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

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Woodbury, New York, on October 21, 2011.

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