Form 10-Q/A
period 2011-08-31
ROBOCOM SYSTEMS INTERNATIONAL INC
filed 2011-11-14
CIK 1039757

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

EXPLANATORY NOTE

Robocom Systems International Inc. is filing this Amendment No. 1 (the “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2011, which was originally filed on October 21, 2011 (the “Original Filing”), for the sole purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). As required by Rule 405(a)(2)(ii) of Regulation ST, Exhibit 101 was required to be furnished by amendment within 30 days of the due date of the Original Filing.

No other changes have been made to the Original Filing. This Amendment No.1 does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way disclosures made in the Form 10-Q for the fiscal quarter ended August 31, 2011.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II.    OTHER INFORMATION

ITEM 6.  EXHIBITS

The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Woodbury, New York, on November 11, 2011.

ROBOCOM SYSTEMS INTERNATIONAL INC.

By:	/s/Irwin Balaban
Irwin Balaban
Chief Executive Officer and Principal Financial and Accounting Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of our Chief Executive Officer and Principal Financial and Accounting Officer, Irwin Balaban, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of our Chief Executive Officer and Principal Financial and Accounting Officer, Irwin Balaban, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document. **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **

*	These exhibits were previously filed with our Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011, filed with the Securities and Exchange Commission on October 21, 2011.

**
XBRL (eXtensbile Business Reporting Language) interactive data files are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.