Form 10-Q
period 2011-11-30
AgriVest Americas, Inc.
filed 2012-01-17
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission File Number 0-22735

AgriVest Americas, Inc.
(Name of small business issuer as specified in its charter)

Delaware	45-3977747
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11753 Willard Ave., Tustin, CA 92782
(Address of principal executive offices)

714-832-3249
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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 21,420,509 shares of common stock as of January 6, 2012.

AGRIVEST AMERICAS, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

AgriVest Americas, Inc.

BALANCE SHEETS

	November 30, 2011	May 31, 2011
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$5,214	$3,150

Total assets	$5,214	$3,150

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued expenses	$70,958	$65,025
Loan payable shareholders	41,000	25,000

Total liabilities	111,958	90,025

Shareholders’ equity:
Preferred stock, $.001 par value; 25,000,000 shares authorized; None issued	----	----
Common stock, $.001 par value; 100,000,000 shares authorized; 2,420,509 issued and outstanding at November 30, 2011 and May 31, 2011	2,421	2,421
Additional paid-in capital	12,209,563	12,209,563
Accumulated deficit	(12,318,728)	(12,298,859)
Total shareholders’ deficit	(106,744)	(86,875)
Total liabilities and shareholders’ deficit	$5,214	$3,150

See accompanying notes.

AgriVest Americas, Inc.

STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended November 30,
	2011	2010

Selling, general and administrative expenses	$(8,282)	$(11,347)
Other income, net	2,769	7,536
Interest (expense) income	(1,548)	(300)

Net loss before income taxes	(7,061)	(4,111)
Provision for income taxes	-	-

Net loss	$(7,061)	$(4,111)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	2,420,509	2,420,509

See accompanying notes.

AgriVest Americas, Inc.

STATEMENTS OF OPERATIONS
(unaudited)

	Six months ended November 30,
	2011	2010

Selling, general and administrative expenses	$(20,450)	$(22,918)
Other income, net	2,769	7,536
Interest (expense) income, net	(2,188)	(300)

Loss before provision for income taxes	(19,869)	(15,682)
Provision for income taxes	-	-

Net loss	$(19,869)	$(15,682)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	2,420,509	2,420,509

See accompanying notes.

AgriVest Americas, Inc.

STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended November 30,
	2011	2010
Operating activities
Net loss	$(19,869)	$(15,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Other current assets	-	1,042
Accrued expenses	5,933	(980)
Net cash used in operating activities	(13,936)	(15,620)

Net cash provided by financing activities
Loan from shareholders	16,000	15,000

Decrease in cash and cash equivalents	2,064	(620)
Cash and cash equivalents at beginning of period	3,150	1,299
Cash and cash equivalents at end of period	$5,214	$679

See accompanying notes.

AgriVest Americas, Inc.
NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 1 -	Description of Business and Summary of Significant Accounting Policies

Organization

AgriVest Americas, Inc. (formerly Robocom Systems International Inc.) (the “Company”) was  incorporated under the laws of the state of New York in June 1982 and reincorporated in the state Delaware on November 13, 2011.  Since October 2005, the Company has been a “shell” company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, whose sole purpose was to locate and consummate a merger with or an acquisition of a private entity (see “Plan of Operations” below). As of November 30, 2011, the financial statements include the accounts of Robocom Systems International Inc.

Reincorporation Merger Agreement

On December 5, 2011, Robocom Systems International Inc., a New York corporation (“Robocom”), entered into an Agreement and Plan of Merger dated as of December 5, 2011 (the “Merger Agreement’) with the Company in order to effect a reincorporation of Robocom through the merger of Robocom with and into the Company (the “Reincorporation Merger”).  At the time of the Reincorporation Merger, the Company was a newly-formed Delaware corporation and a wholly-owned subsidiary of Robocom formed specifically for the purpose of effecting a reincorporation of Robocom in the State of Delaware.  Pursuant to the Merger Agreement, on December 5, 2011, Robocom merged with and into the Company, making the Company the surviving corporation.  The Reincorporation Merger resulted in the following:

●
The change of domicile of the registrant from New York to Delaware, as a result of which the registrant is now governed by the laws of the State of Delaware and by a new certificate of incorporation and new by-laws governed by Delaware law;

●	The change of the corporate name of the registrant from “Robocom Systems International Inc.” to “AgriVest Americas, Inc.”;

●	The conversion of every share of the registrant’s common stock owned as of the effective date of the Reincorporation Merger into 0.5 of a share of common stock of the Company;

●	The reduction of the par value of the registrant’s common stock from $0.01 per share to $0.001 per share; and

●
The increase in the authorized capital stock of the registrant to 125,000,000 total shares, consisting of 100,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of “blank check” preferred stock, par value $0.001 per share.

The Merger Agreement was approved by the Board of Directors of Robocom on November 8, 2011 and by the Board of Directors and sole stockholder of the Company on December 2, 2011.  At the annual meeting of stockholders of Robocom held on May 27, 2008, the holders of a majority of the outstanding shares of common stock of Robocom approved the reincorporation of Robocom in the State of Delaware through a merger with and into a wholly-owned, newly-formed Delaware subsidiary formed specifically for that purpose, subject to certain parameters that were satisfied by the terms of the Merger Agreement.

As of the effective time of the Reincorporation Merger, the number of Company’s authorized shares of common stock and preferred stock was increased, the number of outstanding shares of common stock was reduced by approximately 50% and the par value of the Company’s common stock and preferred stock was reduced from $0.01 per share to $0.001 per share.  All impacted amounts included in the financial statements and notes thereto have been retroactively adjusted for such increases and reductions.  Impacted amounts include shares of common stock and preferred stock authorized, outstanding shares of common stock, par value per share and loss per share.

Securities Purchase Agreement and Change of Control

On December 5, 2011, Robocom and the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Michael Campbell.  Pursuant to the Purchase Agreement, Mr. Campbell purchased from the Company following the Reincorporation Merger an aggregate of 19,000,000 shares (the “Shares”) of common stock, par value $0.001 per share (“Common Stock”), for an aggregate purchase price of $50,000.  Immediately following the issuance of the Shares pursuant to the Purchase Agreement, an aggregate of 21,420,492 shares of Common Stock was issued and outstanding and the shares of Common Stock owned by Mr. Campbell represented approximately 88.7% of the issued and outstanding shares of capital stock of the Company on a fully-diluted basis. The Shares were acquired with funds that Mr. Campbell borrowed from an entity controlled by a current director of the Company.  Given the change of control, the amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  The following factors all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s):

●	the number of shares ultimately issued within a three year look-back period;
●	whether there is a deemed more than 50 percent change in control;
●	the applicable long-term tax exempt bond rate;
●	continuity of historical business; and
●	subsequent income of the Company.

Plan of Operations

The transactions contemplated by the Merger Agreement and the Purchase Agreement closed on December 5, 2011.  Immediately prior to the consummation of the sale of the Shares to Mr. Campbell, the Company was a shell company with no operating business.  As a result of the sale of the Shares, Mr. Campbell has acquired control of the Company.  It is the intention of Mr. Campbell to establish the Company in the business of providing seasoned and profitable agricultural companies in Brazil with expansion capital and equipment through a loan or loan/lease program in exchange for a percentage of the profits of the agricultural companies.  In order to fund such proposed business plan, the Company intends to raise funds from investors by issuing Common Stock, preferred stock and/or debt securities to fund initial operations the Company’s loan/lease programs.  Upon the commencement of such operations, the Company will cease to be a shell company.

Unaudited Interim Financial Statements

The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X, and should be read in conjunction with the consolidated financial statements and related notes of the Company filed in its 2011 Annual Report on Form 10-K.  The financial statements as of November 30, 2011 and for the three and six months ended November 30, 2011 and 2010 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

Liquidity and Capital Resources

The Company’s accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these financial statements.  The Company’s continued existence is dependent upon its ability to effect its business plan and generate sufficient cash flows from operations to support its daily operations, as well as to provide sufficient resources to retire existing liabilities and obligations on a timely basis.  The Company anticipates effecting future sales of debt or equity securities to execute its plans to fund its operations.  However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional debt or equity securities or that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

Further, the Company faces considerable risk in its business plan and a potential shortfall of funding due to the Company’s inability to raise capital in the debt and equity securities markets.  If no additional capital is raised, the Company will be forced to rely on existing cash in the bank or to scale back operations until such time that it generates revenues or raises additional capital, which raises substantial doubt about the Company’s ability to continue as a going concern.

In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities.  Without necessary cash flow, the Company may have to scale back operations and expansion plans during the next twelve months, or until such time as necessary funds can be raised in the debt or equity securities markets.

Note 2 -	Related Party Transactions

On September 1, 2007, the Company entered into a two-year consulting agreement with Irwin Balaban, its Chairman of the Board.  Under this agreement, Mr. Balaban served as President and Chief Executive Officer of the Company.   This agreement was not renewed.  During the year ended May 31, 2010, the Company recorded consulting and director fees of $22,500 paid to Mr. Balaban.  Included in accrued expenses as of November 30, 2011 was $18,000 payable to Mr. Balaban under his former consulting agreement.  In December 2011, Mr. Balaban forgave the $18,000 that remained due to him.

From time-to-time, the Company has borrowed money from each of Mr. Balaban and Eric M. Hellige, each of whom is a member of the Company’s board of directors and is a person who has a beneficial ownership of the Company’s outstanding common stock.  Each borrowing bears interest at the rate of 8% per annum and matures on the earlier of (1) the date the Company no longer is a shell company, or June 30, 2012. Certain of these notes matured on June 30, 2011 and have been extended to June 30, 2012.  As of November 30, 2011, the Company had net borrowings of approximately $41,000.  In December 2011, the Company repaid $20,500 to Mr. Balaban leaving a balance of $20,500 due to Mr. Hellige.

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

On December 5, 2011, we entered into an Agreement and Plan of Merger dated as of December 5, 2011 in order to effect a reincorporation in the State of Delaware.  The reincorporation merger was effected on December 5, 2011 and resulted in the following:

●
The change of domicile of the registrant from New York to Delaware, as a result of which the registrant is now governed by the laws of the State of Delaware and by a new certificate of incorporation and new by-laws governed by Delaware law;

●	The change of the corporate name of the registrant from “Robocom Systems International Inc.” to “AgriVest Americas, Inc.”;

●	The conversion of every share of the registrant’s common stock owned as of the effective date of the Reincorporation Merger into 0.5 of a share of common stock of the Company;

●	The reduction of the par value of the registrant’s common stock from $0.01 per share to $0.001 per share; and

●
The increase in the authorized capital stock of the registrant to 125,000,000 total shares, consisting of 100,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of “blank check” preferred stock, par value $0.001 per share.

Significant Accounting Policies

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Cash and Cash Equivalents.  We consider all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Basic and Diluted Net Income (Loss) Per Share.  Basic and diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the periods presented.

Income Taxes.  Our company employs an asset and liability approach in accounting for income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted laws.

Deferred tax assets or liabilities are recognized for temporary differences that will result in deductible amounts or taxable income in future years and for net operating loss carry forwards.  If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Concentration of Credit Risk.  We maintain our cash principally at one commercial bank.  Management does not believe significant credit risk existed at November 30, 2011.

Three Months ended November 30, 2011 compared to the three months ended November 30, 2010.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consisted of fees for financial personnel and professional fees, as well as other miscellaneous administrative expenses.  Selling, general and administrative expenses decreased by $3,065 to $8,282 in the three months ended November 30, 2011, as compared to $11,347 in the three months ended November 30, 2010.  This decrease was primarily due to a decrease in professional fees, offset by and increases in fees related to new filing requirements.

Other Income.   During the three months ended November 30, 2011, we realized a gain of $2,769 as a result of foreign tax refund received.  During the three months ended November 30, 2010, we realized a gain of $7,536 as a result of a one time adjustment to certain liabilities.  These liabilities consisted of a reduction in accrued expenses.

Interest Expense.  During the three months ended November 30, 2011, interest expense increased by $1,248 to $1,548 as compared to $300 in the three months ended November 30, 2010.  This increase was primarily related to additional borrowings under the loan from shareholders.

Income Taxes.  No provision for or benefit of income taxes was reflected in the 2011 or 2010 periods, as the benefits of operating loss carryforwards have been reserved.

Six Months ended November 30, 2011 compared to the six months ended November 30, 2010.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consisted of fees for financial personnel and professional fees, as well as other miscellaneous administrative expenses.  Selling, general and administrative expenses decreased by $2,468 to $20,450 in the six months ended November 30, 2011, as compared to $22,918 in the six months ended November 30, 2010.  This decrease was primarily due to decreased professional, insurance and consulting fees.

Other Income.  During the six months ended November 30, 2011, we realized a gain of $2,769 as a result of foreign tax refund received.  During the six months ended November 30, 2010, we realized a gain of $7,536 as a result of a one time adjustment to certain liabilities.  These liabilities consisted of a reduction in accrued expenses.

Interest Expense.    During the six months ended November 30, 2011, interest expense increased by $1,888 to $2,188 as compared to $300 in the six months ended November 30, 2010.  This increase was primarily related to additional borrowings under the loan from shareholders.

Income Taxes.  No provision for or benefit of income taxes was reflected in the 2011 or 2010 periods, as the benefits of operating loss carryforwards have been reserved.

LIQUIDITY AND CAPITAL RESOURCES

Our cash expenditures during the six months ended November 30, 2011 were limited primarily to amounts required for the payment of professional fees in connection with meeting our requirements under the securities laws and in seeking a merger or acquisition partner.

During the six months ended November 30, 2011, we funded our operations from the proceeds of loans from our shareholders.  As of November 30, 2011, we had $5,214 in cash and cash equivalents.

Net cash used in operating activities was $13,936 for the six months ended November 30, 2011.  Net cash used in operating activities was $15,620 for the six months ended November 30, 2010.  During the six months ended November 30, 2011, we were not engaged in any revenue-generating operations.  Cash used in operations was lower in the 2011 period primarily as a result of decreased costs related to insurance, consulting and professional fees.

Our accompanying  financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these consolidated financial statements.  Our continued existence is dependent upon our ability to affect the business plan and generate sufficient cash flows from operations to support our daily operations, as well as to provide sufficient resources to retire existing liabilities and obligations on a timely basis.  We anticipate affecting future sales of debt or equity securities to execute our plans to fund our operations.  However, there is no assurance that we will be able to obtain additional funding through the sales of additional debt or equity securities or that such funding, if available, will be obtained on terms favorable to or affordable by our company.

Further, we face considerable risk in our business plan and a potential shortfall of funding due to our inability to raise capital in the debt and equity securities market.  If no additional capital is raised, we will be forced to rely on existing cash in the bank and or scale back operations until such time that we generate revenues or raise additional capital, which raises substantial doubt about our ability to continue as a going concern.

In such a restricted cash flow scenario, we would be unable to complete our business plan steps, and would, instead, delay all cash intensive activities.  Without necessary cash flow, our company may have to scale back operations and expansion plans during the next twelve months, or until such time as necessary funds can be raised in the debt or equity securities markets.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of November 30, 2011 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

In light of the material weakness described below, we performed additional analysis to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In performing its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, management indentified a material weakness relating to the relatively small number of professionals employed by us in bookkeeping and accounting functions, which prevents us from appropriately segregating duties within our internal control systems.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

The material weakness described above still exists and caused management to conclude that, as of November 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level.  Management will continue to evaluate our existing accounting personnel needs and intends to increase our accounting and financing personnel resources by hiring additional accounting staff.  However, we will be unable to remedy this material weakness in our internal controls until we have the financial resources that will allow us to hire additional qualified employees.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 6.  EXHIBITS

The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGRIVEST AMERICAS, INC.

January 17, 2012	By:	/s/ Michael B. Campbell
Michael B. Campbell, Chief Executive Officer
(Principal Executive Officer)

January 17, 2012	By:	/s/ Dean S. Skupen
Dean S. Skupen, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*
XBRL (eXtensible Business Reporting Language) interactive data files are furnished and not filed or a part of a registration statement or prospectus for purposed of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.