Form 10-Q
period 2012-02-29
AgriVest Americas, Inc.
filed 2012-04-23
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________________.

Commission File Number 0-22735

AgriVest Americas, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-3977747
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11753 Willard Ave., Tustin, CA 92782

(Address of principal executive offices)

(714) 832-3249

 (Registrant’s telephone number, including area
code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,624,509 shares of common stock as of April 20, 2012.

AGRIVEST AMERICAS, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AgriVest Americas, Inc.

BALANCE SHEETS

	February 29,	May 31,
	2012	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,442	$3,150

Total assets	$34,442	$3,150

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$89,644	$65,025
Loan payable shareholders	45,500	25,000
Notes payable	36,160	—

Total liabilities	171,304	90,025

Shareholders’ equity:
Preferred stock, $.001 par value; 25,000,000 shares authorized; None issued	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 21,624,509 and 2,420,492 shares issued and outstanding at February 29, 2012 and May 31, 2011	21,625	2,421
Additional paid-in capital	12,263,381	12,209,563
Accumulated deficit	(12,421,868)	(12,298,859)
Total shareholders’ deficit	(136,862)	(86,875)
Total liabilities and shareholders’ deficit	$34,442	$3,150

See accompanying notes.

AgriVest Americas, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended
	February 29, 2012	February 28, 2011

Selling, general and administrative expenses	$(100,297)	$(12,043)
Amortization of debt discount	(1,182)	-
Interest expense	(1,661)	(300)

Net loss before income taxes	(103,140)	(12,343)
Provision for income taxes	-	-

Net loss	$(103,140)	$(12,343)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	20,743,498	2,420,509

See accompanying notes.

AgriVest Americas, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

	Nine months ended
	February 29, 2012	February 28, 2011

Selling, general and administrative expenses	$(120,747)	$(34,960)
Other income, net	2,769	7,536
Amortization of debt discount	(1,182)	-
Interest expense	(3,849)	(600)

Loss before provision for income taxes	(123,009)	(28,024)
Provision for income taxes	-	-

Net loss	$(123,009)	$(28,024)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	8,461,060	2,420,509

See accompanying notes.

AgriVest Americas, Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended
	February 29, 2012	February 28, 2011
Operating activities
Net loss	$(123,009)	$(28,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,182	—
Changes in operating assets and liabilities:
Other current assets	—	1,042
Accounts payable and accrued expenses	42,619	6,079
Net cash used in operating activities	(79,208)	(20,903)

Net cash provided by financing activities
Issuance of common stock	50,000	—
Proceeds from issuance of notes payable	40,000
Loan from shareholders	41,000	25,000
Repayment of shareholder loans	(20,500)	—
Net cash provided by financing activities	110,500	25,000

Increase in cash and cash equivalents	31,292	4,097
Cash and cash equivalents at beginning of period	3,150	1,299
Cash and cash equivalents at end of period	$34,442	$5,396

Noncash investing and financing activities:
Forgiveness of related party accrued expense	$18,000	$—

See accompanying notes.

AgriVest Americas, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 1 - Description of Business and Summary of Significant Accounting Policies

Organization

AgriVest Americas, Inc. (formerly Robocom Systems International Inc.) (the “Company”) was incorporated under the laws of the State of New York in June 1982 and reincorporated in the State of Delaware on December 5, 2011. Since October 2005, the Company has been a “shell” company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, whose sole purpose was to locate and consummate a merger with or an acquisition of a private entity (see “Plan of Operations” below). As of February 29, 2012, the financial statements include the accounts of Robocom Systems International Inc.

Reincorporation Merger Agreement

On December 5, 2011, Robocom Systems International Inc., a New York corporation (“Robocom”), entered into an Agreement and Plan of Merger dated as of December 5, 2011 (the “Merger Agreement’) with the Company in order to effect a reincorporation of Robocom through the merger of Robocom with and into the Company (the “Reincorporation Merger”). At the time of the Reincorporation Merger, the Company was a newly-formed Delaware corporation and a wholly-owned subsidiary of Robocom formed specifically for the purpose of effecting a reincorporation of Robocom in the State of Delaware. Pursuant to the Merger Agreement, on December 5, 2011, Robocom merged with and into the Company, making the Company the surviving corporation. The Reincorporation Merger resulted in the following:

•	The change of domicile of the registrant from New York to Delaware, as a result of which the registrant is now governed by the laws of the State of Delaware and by a new certificate of incorporation and new by-laws governed by Delaware law;

•	The change of the corporate name of the registrant from “Robocom Systems International Inc.” to “AgriVest Americas, Inc.”;

•	The conversion of every share of the registrant’s common stock owned as of the effective date of the Reincorporation Merger into 0.5 of a share of common stock of the Company;

•	The reduction of the par value of the registrant’s common stock from $0.01 per share to $0.001 per share; and

•	The increase in the authorized capital stock of the registrant to 125,000,000 total shares, consisting of 100,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of “blank check” preferred stock, par value $0.001 per share.

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

As of the effective time of the Reincorporation Merger, the number of Company’s authorized shares of common stock and preferred stock was increased, the number of outstanding shares of common stock was reduced by approximately 50% and the par value of the Company’s common stock and preferred stock was reduced from $0.01 per share to $0.001 per share. All impacted amounts included in the financial statements and notes thereto have been retroactively adjusted for such increases and reductions. Impacted amounts include the number of shares of common stock and preferred stock authorized, the number of outstanding shares of common stock, par value per share and loss per share.

Securities Purchase Agreement and Change of Control

On December 5, 2011, Robocom and the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Michael Campbell. Pursuant to the Purchase Agreement, Mr. Campbell purchased from the Company following the Reincorporation Merger an aggregate of 19,000,000 shares (the “Shares”) of common stock, par value $0.001 per share (“Common Stock”), for an aggregate purchase price of $50,000. Immediately following the issuance of the Shares pursuant to the Purchase Agreement, an aggregate of 21,420,492 shares of Common Stock was issued and outstanding and the shares of Common Stock owned by Mr. Campbell represented approximately 88.7% of the issued and outstanding shares of capital stock of the Company on a fully-diluted basis. The Shares were acquired with funds that Mr. Campbell borrowed from an entity controlled by a current director of the Company. Given the change of control, the amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. The following factors all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s):

•	the number of shares ultimately issued within a three year look-back period;
•	whether there is a deemed more than 50 percent change in control;
•	the applicable long-term tax exempt bond rate;
•	continuity of historical business; and
•	subsequent income of the Company.

Plan of Operations

The transactions contemplated by the Merger Agreement and the Purchase Agreement closed on December 5, 2011. Immediately prior to the consummation of the sale of the Shares to Mr. Campbell, the Company was a shell company with no operating business. As a result of the sale of the Shares, Mr. Campbell has acquired control of the Company. It is the intention of Mr. Campbell to establish the Company in the business of providing seasoned and profitable agricultural companies in Brazil with expansion capital and equipment through a loan or loan/lease program in exchange for a percentage of the profits of the agricultural companies. In order to fund such proposed business plan, the Company intends to raise funds from investors by issuing Common Stock, preferred stock and/or debt securities to fund initial operations of the Company’s loan/lease programs. Upon the commencement of such operations, the Company will cease to be a shell company.

Unaudited Interim Financial Statements

The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X, and should be read in conjunction with the consolidated financial statements and related notes of the Company filed in its 2011 Annual Report on Form 10-K. The financial statements as of February 29, 2012 and for the three and nine months ended February 29, 2012 and February 28, 2011 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

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

Note 2 - Related Party Transactions

On September 1, 2007, the Company entered into a two-year consulting agreement with Irwin Balaban, its Chairman of the Board. Under this agreement, Mr. Balaban served as President and Chief Executive Officer of the Company. This agreement was not renewed. During the year ended May 31, 2010, the Company recorded consulting and director fees of $22,500 to Mr. Balaban, $18,000 of which remained unpaid. On December 5, 2011, Mr. Balaban forgave the $18,000 that remained due to him. The forgiveness of debt was accounted for as contributed capital.

From time-to-time, the Company has borrowed money from each of Mr. Balaban and Eric M. Hellige, each of whom is a member of the Company’s board of directors and is a person who has a beneficial ownership of the Company’s outstanding Common Stock. Each borrowing bears interest at the rate of 8% per annum and matures on the earlier of (1) the date the Company no longer is a shell company, or June 30, 2012. Certain of these notes were scheduled to mature on June 30, 2011, however they have been extended to June 30, 2012. As of November 30, 2011, the Company had net borrowings of approximately $41,000. On December 5, 2011, the Company repaid $20,500 to Mr. Balaban, leaving a balance of $20,500 due to Mr. Hellige as of February 29, 2012.

In December 2011, the majority shareholder of the Company made a loan to the Company of $25,000, which bears interest at 8% per annum. The loan is due and payable in December 2012.

Note 3 – Notes Payable

During the three months ended February 28, 2012, the Company issued to three investors promissory notes in the aggregate principal amount of $40,000 with interest at 10% per annum. The promissory notes are payable on the earlier of (i) the date on which the Company consummates one or more offerings of debt or equity securities with aggregate net proceeds to the Company of at least $10,000,000, or (ii) October 31, 2012. As an incentive to purchase the notes, the Company issued to the investors 204,000 shares of the Company’s Common Stock. The relative fair value of the shares was $5,022 and was recorded as debt discount. The debt discount is being amortized and recorded as interest expense over the term of the debt. Amortization of the discount for the three and nine months ended February 29, 2012 was $1,182. The unamortized discount was $3,840 at February 29, 2012.

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

Overview

On October 11, 2005, the Company sold substantially all of its assets to Avantce RSI, LLC, a Delaware limited liability company, for $2,970,000 in cash, plus a $200,000 promissory note payable over two years. On July 28, 2006, the Company paid a dividend to its shareholders totaling approximately $2,760,000, which represented approximately 87% of the total assets at that time. On September 15, 2009, the Company paid a dividend to its shareholders totaling approximately $217,844, which represented approximately 82% of the total assets at that time.

On December 5, 2011, the Company entered into an Agreement and Plan of Merger dated as of December 5, 2011 in order to effect a reincorporation in the State of Delaware. The reincorporation merger was effected on December 5, 2011 and resulted in the following:

•	The change of domicile of the registrant from New York to Delaware, as a result of which the registrant is now governed by the laws of the State of Delaware and by a new certificate of incorporation and new by-laws governed by Delaware law;

•	The change of the corporate name of the registrant from “Robocom Systems International Inc.” to “AgriVest Americas, Inc.”;

•	The conversion of every share of the registrant’s common stock owned as of the effective date of the Reincorporation Merger into 0.5 of a share of common stock of the Company;

•	The reduction of the par value of the registrant’s common stock from $0.01 per share to $0.001 per share; and

•	The increase in the authorized capital stock of the registrant to 125,000,000 total shares, consisting of 100,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of “blank check” preferred stock, par value $0.001 per share.

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

Income Taxes. The Company employs an asset and liability approach in accounting for income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted laws.

Deferred tax assets or liabilities are recognized for temporary differences that will result in deductible amounts or taxable income in future years and for net operating loss carry forwards. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Concentration of Credit Risk. The Company maintains its cash principally at one commercial bank. Management does not believe significant credit risk existed at February 29, 2012.

Three months ended February 29, 2012 compared to the three months ended February 28, 2011.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of consulting fees, financial personnel and professional fees, as well as other miscellaneous administrative expenses. Selling, general and administrative expenses increased by $88,254 to $100,297 in the three months ended February 29, 2012, as compared to $12,043 in the three months ended February 28, 2011. This increase was primarily due to an increase in consulting and professional fees in connection with the securities purchase agreement dated December 5, 2011 and increases in fees related to new filing requirements.

Interest Expense. During the three months ended February 29, 2012, interest expense increased by $1,361 to $1,661, as compared to $300 in the three months ended February 28, 2011. This increase was primarily related to borrowings under the loan from shareholders and the note payable.

Income Taxes. No provision for or benefit of income taxes was reflected in the 2012 or 2011 periods, as the benefits of operating loss carryforwards have been reserved.

Nine months ended February 29, 2012 compared to the nine months ended Febraury 28, 2011.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of consulting fees, financial personnel and professional fees, as well as other miscellaneous administrative expenses. Selling, general and administrative expenses increased by $85,787 to $120,747 in the nine months ended February 29, 2012, as compared to $34,960 in the nine months ended February 28, 2011. This increase was primarily due to an increase in consulting and professional fees in connection with the securities purchase agreement dated December 5, 2011 and increases in fees related to new filing requirements.

Other Income. During the nine months ended February 29, 2012, the Company realized a gain of $2,769 which was as a result of a foreign tax refund that the Company received. During the nine months ended February 28, 2011, the Company realized a gain of $7,536 as a result of a one time adjustment to certain liabilities. These liabilities consisted of a reduction in accrued expenses.

Interest Expense. During the nine months ended February 29, 2012, interest expense increased by $3,249 to $3,849 as compared to $600 in the nine months ended February 28, 2011. This increase was primarily related to additional borrowings under the loan from shareholders and the note payable.

Income Taxes. No provision for or benefit of income taxes was reflected in the 2012 or 2011 periods, as the benefits of operating loss carryforwards have been reserved.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash expenditures during the nine months ended February 29, 2012 were limited primarily to amounts required for the payment of professional fees in connection with the Company meeting its requirements under the securities laws and in completing the securities purchase agreement dated December 5, 2011.

During the nine months ended February 29, 2012, the Company funded its operations from the proceeds of loans from its shareholders, the note payable and the cash on hand derived from the securities purchase agreement. As of February 29, 2012, the Company had $34,442 in cash and cash equivalents.

Net cash used in operating activities was $79,208 for the nine months ended February 29, 2012. Net cash used in operating activities was $20,903 for the nine months ended February 28, 2011. During the nine months ended February 29, 2012, the Company was not engaged in any revenue-generating operations. Cash used in operations was higher in the 2012 period primarily as a result of increased costs related to professional and consulting fees.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these consolidated financial statements. The Company’s continued existence is dependent upon its ability to effect its business plan and generate sufficient cash flows from operations to support its daily operations, as well as to provide sufficient resources to retire existing liabilities and obligations on a timely basis. The Company anticipates effecting future sales of debt or equity securities to execute its plans to fund its operations. However, there is no assurance that it will be able to obtain additional funding through the sales of additional debt or equity securities or that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

Further, the Company faces considerable risk in its business plan and a potential shortfall of funding due to its inability to raise capital in the debt and equity securities market. If no additional capital is raised, the Company will be forced to rely on existing cash in the bank and or scale back operations until such time that it generates revenues or raises additional capital, which raises substantial doubt about its ability to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and is not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of February 29, 2012 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of February 29, 2012, the disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

In light of the material weakness described below, the Company performed additional analysis to ensure its financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In performing its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, management identified a material weakness relating to the relatively small number of professionals employed by the Company in bookkeeping and accounting functions, which prevents the Company from appropriately segregating duties within its internal control systems. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

The material weakness described above caused management to conclude that, as of February 29, 2012, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level. Management will continue to evaluate the Company’s existing accounting personnel needs and intends to increase the Company’s accounting and financing personnel resources by hiring additional accounting staff. However, the Company will be unable to remedy this material weakness in its disclosure controls until it has the financial resources that will allow it to hire additional qualified employees.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGRIVEST AMERICAS, INC.

April 23, 2012	By:	/s/ Michael B. Campbell
Michael B. Campbell, Chief Executive Officer
(Principal Executive Officer)

April 23, 2012	By:	/s/ Dean S. Skupen
Dean S. Skupen, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	XBRL (eXtensible Business Reporting Language) interactive data files are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.