Form 10-K
period 2012-05-31
AgriVest Americas, Inc.
filed 2012-09-13
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 31, 2012
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________ .

Commission File Number	0-22735

AgriVest Americas, Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-3977747
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11753 Willard Ave., Tustin, CA	92782
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code:	(714) 832-3249

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☒ No ☐

As of September 10, 2012 the issuer had 21,624,509 shares of its common stock issued and outstanding.

As of November 30, 2011, the aggregate market value of the issuer’s common stock held by non-affiliates was $71,283 (based upon the closing price of the issuer’s common stock on The Over-the-Counter Bulletin Board on such date).

Documents incorporated by reference:  None

AgriVest Americas, Inc.

Form 10-K for the Fiscal Year Ended May 31, 2012

i

Forward-Looking Statements and Associated Risks

The statements contained in this report with respect to our financial condition, results of operations and business that are not historical facts are “forward-looking statements”. Forward-looking statements can be identified by the use of forward-looking terminology, such as  ”anticipate”, “believe”, “expect”, “plan”, “intend”, “seek”, “estimate”, “project”, “could”, “may” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements that any such statements that are contained in this report reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employees, and general business factors affecting our operations, markets, growth, services, products and other factors, some of which are described in this report and some of which are discussed in our other filings with the Securities and Exchange Commission. These forward-looking statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing our company, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

Important factors to consider in evaluating any forward-looking statements include:

•	changes in our business strategy or our inability to execute our strategy due to unanticipated changes in the market;

•	our ability to raise sufficient capital to meet out operating and expansion requirements;

•	various competitive factors that may prevent us from competing successfully in the marketplace; and

•	changes in external competitive market factors or in our internal budgeting process which might impact trends in our results of operations.

These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward looking statements made in connection with this report that are attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by applicable law or regulation.

Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock.  If, as now, we are considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

___________________

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our company” refer to AgriVest Americas, Inc., a Delaware corporation. All amounts are in U.S. Dollars, unless otherwise indicated.

Part I

Item 1. Description of Business.

Overview/Corporate History

Our company was incorporated under the laws of the State of New York in June 1982 under the name Robocom Systems International Inc. We were organized to develop, market and support advanced warehouse management software solutions that enable companies to realize significant cost savings by automating their warehouse operations and providing inventory visibility throughout the supply chain. On October 11, 2005, we sold substantially all of our assets to Avantce RSI, LLC, a Delaware limited liability company, for $2,970,000 in cash, plus a $200,000 promissory note payable over two years. In July 2006, we paid a dividend to our shareholders totaling approximately $2,760,000, which represented approximately 87% of our total assets at that time. On September 15, 2009, we paid a dividend to our shareholders totaling approximately $217,844, which represented approximately 82% of our total assets at that time.

Since the asset sale on October 11, 2005, we have not engaged in any operations and our business has been dormant. As such, we have been a “shell” company, as defined in Rule 12b-2 under the Exchange Act.

On December 5, 2011, we entered into an Agreement and Plan of Merger dated as of December 5, 2011 (the “Merger Agreement’) with AgriVest Americas, Inc., a newly-formed Delaware corporation and our a wholly-owned subsidiary in order to effect a reincorporation of our company in the State of Delaware. Pursuant to the Merger Agreement, we merged with and into AgriVest Americas, Inc., with AgriVest Americas, Inc. as the surviving corporation. The reincorporation merger resulted in the following:

•	The change of our domicile from New York to Delaware, as a result of which we are now governed by the laws of the State of Delaware;

•	The change of our corporate name from “Robocom Systems International Inc.” to “AgriVest Americas, Inc.”;

•	The conversion of every share of our common stock owned as of the effective date of the reincorporation merger into 0.5 of a share of common stock of AgriVest Americas, Inc.;

•	The reduction of the par value of our common stock from $0.01 per share to $0.001 per share; and

•	The increase in our authorized capital stock to 125,000,000 total shares, consisting of 100,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of “blank check” preferred stock, par value $0.001 per share.

On December 5, 2011, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with AgriVest Americas, Inc. and Michael Campbell. Pursuant to the Purchase Agreement, Mr. Campbell purchased following the reincorporation merger an aggregate of 19,000,000 shares of our common stock, par value $0.001 per share (the “Shares”), for an aggregate purchase price of $50,000. Immediately following the issuance of the Shares pursuant to the Purchase Agreement, an aggregate of 21,420,492 shares of our common stock was issued and outstanding and the shares of our common stock owned by Mr. Campbell represented approximately 88.7% of the issued and outstanding shares of capital stock of our company on a fully-diluted basis. The Shares were acquired with funds that Mr. Campbell borrowed from an entity controlled by a current director of our company.

Plan of Operations

The transactions contemplated by the Merger Agreement and the Purchase Agreement closed on December 5, 2011. Immediately prior to the consummation of the sale of the Shares to Mr. Campbell, our company was a shell company with no operating business. As a result of the sale of the Shares, Mr. Campbell acquired control of our company. It is the intention of Mr. Campbell to establish our company in the business of providing seasoned and profitable agricultural companies in Brazil with expansion capital and equipment through a loan or loan/lease program in exchange for a percentage of the profits of the agricultural companies. In order to fund our proposed business plan, we intend to raise funds from investors by issuing common stock, preferred stock and/or debt securities. Upon the consummation of such fundraising efforts and the commencement of such operations, it is expected that our company will cease to be a shell company.

Employees

We do not have any employees, other than our executive officers, who provide services to our company.

Item 1A.	Risk Factors.

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Act of 1934, and are not required to provide the information under this item.

Item 1B.	Unresolved Staff Comments.

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Act of 1934, and are not required to provide the information under this item.

Item 2.	Properties.

We do not own any real property.  Our executive office is located at 11753 Willard Avenue, Tustin, CA. 92782, in the office of Michael Campbell, our Chief Executive Officer. We are not charged rent for the use of this space. We believe that our existing facilities are sufficient for our current operations.

Item 3.	Legal Proceedings.

We are not a party to any material legal proceeding.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Part II

Item 5.	Market for Registrants Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the Over-the-Counter Bulletin Board under the symbol AGBR. The following table represents the high and low price information for our common stock for each quarterly period in fiscal 2012 and 2011.

	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
First Quarter	$0.07	$0.05	$0.06	$0.03
Second Quarter	0.06	0.03	0.06	0.02
Third Quarter	0.05	0.01	0.07	0.02
Fourth Quarter	0.03	0.01	0.07	0.05

Quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On September 10, 2012, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $0.011.

Holders

As of September 10, 2012, there were 21,624,509 shares of our common stock outstanding held by approximately 36 shareholders of record.

Dividends

We did not declare any dividends on any class of common equity during the fiscal years ended May 31, 2012 and 2011. We presently intend to retain all earnings, if any, and accordingly the Board of Directors does not anticipate declaring any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plan

Information regarding securities authorized for issuance under our equity compensation plans is disclosed in this report under the section captioned “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Selected Financial Data

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Act of 1934, and are not required to provide the information under this item.

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

Overview

On October 11, 2005, we sold substantially all of our assets to Avantce RSI, LLC, a Delaware limited liability company, for $2,970,000 in cash, plus a $200,000 promissory note payable over two years. On July 28, 2006, we paid a dividend to our shareholders totaling approximately $2,760,000, which represented approximately 87% of the total assets at that time. On September 15, 2009, we paid a dividend to our shareholders totaling approximately $217,844, which represented approximately 82% of the total assets at that time.

On December 5, 2011, we entered into an Agreement and Plan of Merger dated as of December 5, 2011 in order to effect a reincorporation in the State of Delaware and to, among other things, change our corporate name from “Robocom Systems International Inc.” to “AgriVest Americas, Inc.”

Results of Operations

Comparison of Fiscal Years Ended May 31, 2012 and May 31, 2011

Revenues. We did not record any revenues related to our operations during the fiscal years ended May 31, 2012 and 2011.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of consulting fees, financial personnel and professional fees, as well as other miscellaneous administrative expenses. Selling, general and administrative expenses increased by $128,352 to $175,462 for the year ended May 31, 2012, as compared to $47,110 for the year ended May 31, 2011. This increase was primarily due to an increase in consulting and professional fees in connection with the Purchase Agreement and increases in fees related to additional SEC filing requirements of our new executive officers.

Other Income, Net. During the year ended May 31, 2012, the Company realized a gain of $2,769, which was as a result of foreign tax refund received. During the fiscal year ended May 31, 2011, the Company realized a gain of $7,536 as a result of a one time adjustment to certain liabilities. These liabilities consisted of a reduction in accrued expenses. The Company also received a refund of state taxes paid of $2,423, during 2011.

Interest (Expense) Income, Net. No interest income was recorded during the 2012 or 2011 period. During the year ended May 31, 2012, interest expense increased by $6,080 to $7,172 as compared to $1,092 during the year ended May 31, 2011. This increase was primarily related to additional borrowings under the loan from our shareholders and the note payable.

Income Taxes. No provision for or benefit from income taxes was reflected in the 2012 or 2011 periods, as the benefits of operating loss carryforwards have been reserved.

Liquidity and Capital Resources

Our company’s cash expenditures during the year ended May 31, 2012 were limited primarily to amounts required for the payment of professional fees in connection with our company meeting its requirements under the securities laws and in completing the transactions contemplated by the Purchase Agreement.

During the year ended May 31, 2012, we funded our operations with the proceeds of loans from our shareholders, the note payable and the cash on hand derived from the Purchase Agreement. As of May 31, 2012, we had $6,156 in cash and cash equivalents.

Net cash used in operating activities was $107,495 for the year ended May 31, 2012. Net cash used in operating activities was $23,149 for the year ended May 31, 2011. During the year ended May 31, 2012, our company was not engaged in any revenue-generating operations. Cash used in operations was higher in the 2012 period primarily as a result of increased costs related to professional and consulting fees.

The accompanying financial statements have been prepared assuming that our company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. Our continued existence is dependent upon our ability to affect our business plan and generate sufficient cash flows from operations to support its daily operations, as well as to provide sufficient resources to retire existing liabilities and obligations on a timely basis. We anticipate effecting future sales of debt or equity securities to execute our plans to fund our operations. However, there is no assurance that it will be able to obtain additional funding through the sales of additional debt or equity securities or that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

Further, we face considerable risk in our business plan and a potential shortfall of funding due to our inability to raise capital in the debt and equity securities market. If no additional capital is raised, our company will be forced to rely on existing cash in the bank and or scale back operations until such time that it generates revenues or raises additional capital, which raises substantial doubt about its ability to continue as a going concern.

In such a restricted cash flow scenario, our company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, our company may have to scale back operations and expansion plans during the next twelve months, or until such time as necessary funds can be raised in the debt or equity securities markets.

Off-Balance Sheet Arrangements

As of May 31, 2012, we had no off-balance sheet arrangements.

Inflation and Seasonality

We do not believe our operations are materially affected by inflation or seasonality.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Act of 1934, and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Agrivest Americas. Inc.

We have audited the accompanying balance sheets of Agrivest Americas, Inc. as of May 31, 2012 and 2011 and the related statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Agrivest Americas, Inc as of May 31, 2012 and 2011 and the results of its operations, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Rosenberg Rich Baker Berman & Company

Somerset, NJ

September 13, 2012.

AgriVest Americas, Inc.

BALANCE SHEETS

	May 31, 2012	May 31, 2011
Assets
Total assets - cash and cash equivalent	$6,156	$3,150

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$116,650	$65,025
Loan payable shareholders	45,500	25,000
Notes payable	37,724	-
Total liabilities	$199,874	$90,025

Shareholders’ equity (deficit):
Common stock, $.001 par value; 100,000,000 shares authorized; 21,624,509 and 2,420,509 shares issued and outstanding, respectively	21,624	2,420
Additional paid-in capital	12,263,382	12,209,564
Accumulated deficit	(12,478,724)	(12,298,859)
Total shareholders’ deficit	(193,718)	(86,875)
Total liabilities and shareholders’ deficit	$6,156	$3,150

See accompanying notes.

AgriVest Americas, Inc.

STATEMENTS OF OPERATIONS

	For the year ended May 31,
	2012	2011

Selling, general and administrative expenses	$(175,462)	$(47,110)
Other income, net	2,769	9,959
Interest expense	(7,172)	(1,092)

Net loss	$(179,865)	$(38,243)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	11,778,971	2,420,509

See accompanying notes.

AgriVest Americas, Inc.

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit

Balance, May 31, 2010	2,420,509	$2,420	$12,209,564	$(12,260,616)	$(48,632)

Net loss	-	-	-	(38,243)	(38,243)

Balance, May 31, 2011	2,420,509	$2,420	$12,209,564	$(12,298,859)	$(86,875)

Sale of common stock	19,000,000	19,000	31,000	-	50,000
Shares issued with notes payable	204,000	204	4,818	-	5,022
Shareholder forgiveness of debt	-	-	18,000	-	18,000
Net loss	-	-	-	(179,865)	(179,865)
	21,624,509	$21,624	$12,263,382	$(12,478,724)	$(193,718)

See accompanying notes.

AgriVest Americas, Inc.

STATEMENTS OF CASH FLOWS

	For the year ended May 31,
	2012	2011
Operating activities

Net loss	$(179,865)	$(38,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on reduction of accrued expenses	-	7,536
Amortization of note payable discount	2,746
Changes in operating assets and liabilities:
Increase in other current assets	-	1,042
Increase in accounts payable and accrued expenses	69,625	6,516
Net cash used in operating activities	(107,494)	(23,149)

Financing activities
Proceeds from sale of common stock	50,000	-
Proceed from issuance of note payable	40,000	-
Loan from shareholders	41,000	25,000
Repayment of shareholder loans	(20,500)	-
Net cash provided by financing activities	110,500	25,000

Increase in cash and cash equivalents	3,006	1,851
Cash and cash equivalents at beginning of year	3,150	1,299
Cash and cash equivalents at end of year	$6,156	$3,150

Noncash investing and financing activities:
Shareholder forgiveness of accrued expense	$18,000	$-

See accompanying notes.

AgriVest Americas, Inc. Notes to the Financial Statements (continued)

1. Organization and Significant Accounting Policies

Organization

AgriVest Americas, Inc. (formerly Robocom Systems International Inc., (the “Company”) was incorporated under the laws of the State of New York in June 1982 and reincorporated in the State of Delaware on December 5, 2011. Since October 2005, the Company has been a “shell” company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, whose sole purpose was to locate and consummate a merger with or an acquisition of a private entity (see “Plan of Operations” below). As of February 29, 2012, the financial statements include the accounts of Robocom Systems International Inc.

Reincorporation Merger Agreement

On December 5, 2011, Robocom Systems International Inc., a New York corporation (“Robocom”), entered into an Agreement and Plan of Merger dated as of December 5, 2011 (the “Merger Agreement’) with the AgriVest Americas, Inc. (referred to herein prior to the Reincorporation Merger, as “AgriVest”) in order to effect a reincorporation of Robocom through the merger of Robocom with and into AgriVest (the “Reincorporation Merger”). At the time of the Reincorporation Merger, AgriVest was a newly formed Delaware corporation and a wholly owned subsidiary of Robocom formed specifically for the purpose of effecting a reincorporation of Robocom in the State of Delaware. Pursuant to the Merger Agreement, on December 5, 2011, Robocom merged with and into AgriVest, making AgriVest the surviving corporation. The Reincorporation Merger resulted in the following:

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

The Merger Agreement was approved by the Board of Directors of Robocom on November 8, 2011 and by the Board of Directors and sole stockholder of AgriVest on December 2, 2011. At the annual meeting of stockholders of Robocom held on May 27, 2008, the holders of a majority of the outstanding shares of common stock of Robocom approved the reincorporation of Robocom in the State of Delaware through a merger with and into a wholly-owned, newly-formed Delaware subsidiary formed specifically for that purpose, subject to certain parameters that were satisfied by the terms of the Merger Agreement.

At the effective time of the Reincorporation Merger, the number of Company’s authorized shares of common stock and preferred stock was increased, the number of outstanding shares of common stock was reduced by approximately 50% and the par value of the Company’s common stock and preferred stock was reduced from $0.01 per share to $0.001 per share. All impacted amounts included in the financial statements and notes thereto have been retroactively adjusted for such increases and reductions. Impacted amounts include shares of common stock and preferred stock authorized, outstanding shares of common stock, par value per share and loss per share.

AgriVest Americas, Inc. Notes to the Financial Statements (continued)

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

Plan of Operations

The transactions contemplated by the Merger Agreement and the Purchase Agreement closed on December 5, 2011. Immediately prior to the consummation of the sale of the Shares to Mr. Campbell, the Company was a shell company with no operating business. As a result of the sale of the Shares, Mr. Campbell has acquired control of the Company. It is the intention of Mr. Campbell to establish the Company in the business of providing seasoned and profitable agricultural companies in Brazil with expansion capital and equipment through a loan or loan/lease program in exchange for a percentage of the profits of the agricultural companies. In order to fund such proposed business plan, the Company intends to raise funds from investors by issuing common stock, preferred stock and/or debt securities. Upon the consummation of such fundraising efforts and the commencement of such operations, it is expected that the Company will cease to be a shell company.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these financial statements. The Company’s continued existence is dependent upon its ability to effect its business plan and generate sufficient cash flows from operations to support its daily operations, as well as to provide sufficient resources to retire existing liabilities and obligations on a timely basis. The Company anticipates effecting future sales of debt or equity securities to execute its plans to fund its operations. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional debt or equity securities or that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

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

AgriVest Americas, Inc. Notes to the Financial Statements (continued)

In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may have to scale back operations and expansion plans during the next twelve months, or until such time as necessary funds can be raised in the debt or equity securities markets.

The accompanying financial statements do not include any adjustment that might result from this uncertainty.

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

Concentration of Credit Risk

The Company maintains its cash principally at one commercial bank. Management does not believe significant credit risk existed at May 31, 2012.

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

From time-to-time, the Company has borrowed money from each of Mr. Balaban and Eric M. Hellige, each of whom is a member of the Company’s board of directors and is a person who has a beneficial ownership of our outstanding common stock. Each borrowing bears interest at the rate of 8% per annum and matures on the earlier of (1) the date the Company no longer is a shell company, or September 30, 2012. Certain of these notes matured on June 30, 2011 and have been extended to September 30, 2012. As of November 30, 2011, the Company had net borrowings of approximately $41,000. On December 5, 2011, the Company repaid $20,500 to Mr. Balaban, leaving a balance of $20,500 due to Mr. Hellige as of May 31, 2012.

AgriVest Americas, Inc. Notes to the Financial Statements (continued)

In December 2011, the majority shareholder of the Company made a loan to the Company of $25,000, which bears interest at 10% per annum. The loan is due and payable in December 2012.

Note 3 – Notes Payable

During the year ended May 31, 2012, the Company issued to three investors promissory notes in the aggregate of $40,000 with interest at 10% per annum. The promissory notes are payable the earlier of (i) the date on which the Company consummates one or more offerings of debt or equity securities with aggregate net proceeds to the Company of at least $10,000,000, or (ii) October 31, 2012. As an incentive to purchase the notes, the Company issued to the investors 204,000 shares of the Company’s common stock. The relative fair value of the shares was $5,022 and was recorded as debt discount. The debt discount is being amortized and recorded as interest expense over the term of the debt. Amortization of the discount for the year ended May 31, 2012 was $2,746. The unamortized discount was $2,276 as May 31, 2012.

Note 4 – Shareholders Deficit

Preferred Stock

The Company has 25,000,000 of “Blank Check” Preferred stock $.001 par value authorized. As of May 31, 2012, the Company had no shares of preferred stock issued or outstanding.

Common Stock

All common stock share and per share data has been adjusted for the reverse stock split as described above in Note 1 Reincorporation Merger Agreement.

Note 5– Income Taxes

Deferred tax assets as of May 31, 2012 and 2011 were substantially comprised of net operating loss carryforwards, net of valuation allowances.

The Company did not record any provision for or benefit of income taxes in the years ended May 31, 2012 or 2011. The valuation allowance at May 31, 2012 and 2011 was provided because of uncertainty, based on our historical results, with respect to realization of deferred tax assets. The valuation allowance increased during the year ended May 31, 2012 and 2011 by $58,800 and $15,000, respectively.

At May 31, 2012, the Company had net operating loss carryforwards of approximately $5.37 million for income tax purposes, which may be able to reduce taxable income in future years. The utilization of these losses to reduce future income taxes will depend on the Company generating sufficient taxable income prior to the expiration of the net operating loss carryforwards. Net operating loss carryforwards will expire in various years through May 31, 2032.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

The management of our company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of May 31, 2012 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of May 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

In light of the material weakness described below, we performed additional analysis to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, our company’s financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In performing its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, management identified a material weakness relating to the relatively small number of professionals employed by our company in bookkeeping and accounting functions, which prevents us from appropriately segregating duties within our internal control systems. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

The material weakness described above caused management to conclude that, as of May 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level. Management will continue to evaluate our existing accounting personnel needs and intends to increase the Company’s accounting and financing personnel resources by hiring additional accounting staff. However, the Company will be unable to remedy this material weakness in its disclosure controls until it has the financial resources that will allow it to hire additional qualified employees.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of us;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of May 31, 2012, the end of our last fiscal year.  Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on its assessment, management has concluded that our internal control over financial reporting was not effective as of the end of our last fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Management determined that there existed a material weakness relating to the relatively small number of professionals employed in bookkeeping and accounting functions, which prevents us from appropriately segregating duties within our internal control systems.

As a smaller reporting company, management’s report is not subject to attestation by our independent registered public accounting firm.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and ages of our directors and executive officers as of September 10, 2012 :

Name	Age	Position

Michael B. Campbell	55	Chief Executive Officer and Director

Eric M. Hellige	57	Director

Dean S. Skupen	51	Chief Financial Officer

On September 10, 2012, Irwin Balaban, our former Chairman of the Board and our former sole executive officer, resigned as director of our company, effective immediately. Mr. Balaban had previously resigned as an officer of our company.

The biographies of each of the directors and executive officers below contains information regarding the person’s service, business experience, positions held currently or at any time during the last five years, and for each director or any nominee for director the particular experiences, qualifications, attributes or skills that caused our Board of Directors to determine that such person should serve as a director for us in 2012, and the names of any other publicly-held companies of which such person served as a director in the past five years.

Michael B. Campbell, President, Chief Executive Officer and Director:

Michael B. Campbell, has served as a Director and as President, Chief Executive Officer and Treasurer of our company since December 5, 2011. Mr. Campbell has served as the managing director of both M1 Advisors LLC and M1 Capital Group Ltd., since founding those companies in 2002 and 2004, respectively. M1 Advisors LLC and M1 Capital Group Ltd. are business advisory and merchant banking firms that provide growth capital and financial advisory services to high-growth companies in emerging markets. Since November 2009, Mr. Campbell also has served as Chairman of the Board of Directors and as President, Chief Executive Officer and Secretary of Resource Holdings, Inc., a publicly-traded, development-stage company that makes loans and leases equipment to operating gold mines located in Brazil. Mr. Campbell also served as a director of Ensurge, Inc., a public “shell” company, from December 2009 until June 29, 2010. Mr. Campbell has over 30 years of experience in founding, financing, building and operating high-growth companies worldwide.

We believe Mr. Campbell’s qualifications to sit on its board of directors include his over 30 years of experience in founding, financing, building and operating high-growth companies worldwide.

Eric M. Hellige, Esq., Director

Eric M. Hellige has been a director of our company since December 2010. For more than the last five years, Mr. Hellige has been a member of the law firm of Pryor Cashman LLP, New York, New York.

Mr. Hellige brings to the Board of Directors over 30 years of experience counseling business entities in a wide range of general corporate, financing and mergers and acquisitions activities. During the past five years, except as provided below, Mr. Hellige has not served as a director of another company with a class of securities registered pursuant to Section12 of the Exchange Act.

Dean S. Skupen, CPA, Chief Financial Officer:

Dean Skupen, has served as Chief Financial Officer of our company since December 5, 2011. Mr. Skupen has over 20 years of auditing and financial reporting experience gained from working at various international and regional accounting firms. Mr. Skupen is currently a director and the Chief Financial Officer of Resource Holdings, Inc., a publicly-traded, development-stage company that makes loans and leases equipment to operating gold mines in Brazil, and has served in such capacities since November 2010. From November 2000 until August 2010, Mr. Skupen served as a principal and business advisor at Marcum Stonefield LLP, a California-based accounting firm with offices in California and Hong Kong, where he provided auditing and consulting services to public companies and to entrepreneurial companies in diverse industries transitioning from private ownership to publicly-traded ownership. Mr. Skupen graduated from the University of Southern California with a Bachelor of Science degree in accounting. In addition, Mr. Skupen is licensed as a Certified Public Accountant in the State of California and is a member of both the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

Term

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified.  There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors during the period covered by this report.

Executive officers are elected by, and serve at the discretion of, our Board of Directors.

Family Relationships

There are no family relationships between or among any of our directors or executive officers.

Involvement In Certain Legal Proceedings

To the best of our knowledge, none of our directors and executive officers was involved in any legal proceeding during the last 10 years as described in Item 40(f) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review by us of Forms 3 and 4 relating to fiscal year 2012 as furnished to us under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to us with respect to fiscal year 2012, we believe that during the fiscal year ended May 31, 2012, there was no failure to comply with Section 16(a) filing requirements applicable to our officers, directors and 10% stockholders.

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

Committees of the Board of Directors

Audit Committee

Our Board of Directors established an audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. There are currently no members of the audit committee. The members of our Board of Directors perform the functions of the audit committee. All future members of the audit committee will be independent within the meaning of Rule 4200(a)(15) of the Nasdaq Stock Market Corporate Governance Standards, as amended. Due to our status as a shell company and our limited resources, we do not have access to additional eligible candidates. The audit committee is directly responsible for the appointment, compensation and oversight of our independent auditors. The audit committee oversees the financial reporting process on behalf of our Board of Directors by reviewing with the independent auditors the scope and results of the audit engagement, monitoring our financial policies and internal control procedures, and reviewing and monitoring the provisions of non-audit services performed by our independent auditors. Management is responsible for our internal controls and establishing and reviewing the financial reporting process. The audit committee acts under a written charter adopted and approved in September 1997. The audit committee did not meet during the fiscal year ended May 31, 2012.

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

Compensation Committee

Our Board of Directors established a compensation committee; however, there are currently no members of the compensation committee. Our entire Board of Directors performs the functions of the compensation committee. All future members of the compensation committee will be independent within the meaning of Rule 4200(a)(15) of the Nasdaq Stock Market Corporate Governance Standards, as amended. Due to our status as a shell company and our limited resources, we do not have access to additional eligible candidates. The compensation committee is responsible for reviewing and recommending salaries, bonuses and other compensation for our officers. The compensation committee is also responsible for administering our stock option plan and for establishing terms and conditions of all stock options granted under the plan. The compensation committee did not meet during the fiscal year ended May 31, 2012.

Item 11. Executive Compensation.

The following table sets forth all compensation awarded to, earned by or paid to the chief executive officer (“CEO”) of our company. We did not employ any other executive officers in fiscal 2012 or fiscal 2011.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total($)
Michael Campbell Chief Executive	2012	—	—	—	—	—	—	45,000	45,000
Officer	2011	—	—	—	—	—	—	—	—
Dean Skupen Chief Financial	2012	—	—	—	—	—	—	12,000	12,000
Officer	2011	—	—	—	—	—	—	—	—
Irwin Balaban Former President	2012	—	—	—	—	—	—	—	—
and Chief Executive Officer (1)	2011	—	—	—	—	—	—	—	—

____________________________________

(1)	Mr. Balaban resigned as the President and Chief Executive Officer of our company on December 5, 2011.

Narrative Disclosure of Summary Compensation Table

We have not used a compensation consultant to determine or recommend the amount or form of executive or director compensation but our management believes that our executive officer compensation package is comparable to similar businesses in our location of operations.

On September 1, 2007, the Company entered into a two-year consulting agreement with Irwin Balaban, its Chairman of the Board. Under this agreement, Mr. Balaban served as President and Chief Executive Officer of the Company. This agreement was not renewed.

Outstanding Equity Awards at Fiscal Year End

There were no equity awards for our named executive officers, including unexercised options, stock that has not vested and equity incentive plan awards, outstanding at fiscal year ended May 31, 2012.

Benefit Plans

Our company does not have any retirement, pension, profit sharing, stock options, insurance program or similar programs for the benefit of its employees.

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

Directors’ Compensation

The members of our Board of Directors are not compensated for their service on the Board of Directors, and no member of the Board of Directors received any cash, stock or other compensation during the year ended May 31, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth, as of September 10, 2012, the names, addresses and number of shares of common stock beneficially owned by (i) all persons known to our management to be beneficial owners of more than 5% of the outstanding shares of our common stock, (ii) each director of our company, (iii) each named Executive Officer and (iv) all executive officers and directors of our company as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned):

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class (2)

Michael B.Campbell	18,500,000	(3)	85.6%
Eudora Partners, LLC	1,135,000	(4)	5.25%
Eric M. Hellige	1,135,000	(4)	5.25%
Dean S. Skupen	—		—
All executive officers and directors as a group (3 persons)	19,635,000		90.8%

__________________

(1) The address of Michael B. Campbell and Dean S, Skupen is c/o Agrivest Americas, Inc., 11756 Willard Ave., Tustin, CA 92782. The address of Eudora Partners, LLC and Eric M. Hellige is 475 Hempstead Avenue, Rockville Centre, NY 11570.

(2) Except as indicated in the footnotes to this table, we believe that all persons named in the table have sole voting and investment power with respect to all common stock shown as beneficially owned by them. In accordance with the rules of the Securities and Exchange Commission (the “Commission”), a person or entity is deemed to be the beneficial owner of common stock that can be acquired by such person or entity within sixty (60) days upon the exercise of options or warrants or other rights to acquire common stock. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and which are exercisable within sixty (60) days have been exercised. The inclusion herein of such shares listed as beneficially owned does not constitute an admission of beneficial ownership.

(3) Beneficial ownership of shares report on Schedule 13D filed with the Commission on December 13, 2011.

(4) Represents shares owned by Eudora Partners, LLC (“Eudora”). Eric M. Hellige, a director of our company, serves as the managing member of Eudora, which is a family limited partnership, and has investment and voting control over the shares owned by Eudora. Mr. Hellige disclaims beneficial ownership of the shares owned by Eudora, except to the extent of his pecuniary interest therein. Beneficial ownership of shares report on Schedule 13D filed with the Commission on December 8, 2011.

Securities Authorized for Issuance under Equity Compensation Plans

Our 1997 Stock Option and Long-term Incentive Compensation Plan expired on May 15, 2007, and as of May 31, 2010, we have no outstanding options or warrants and no compensation plan under which shares of common stock may be issued. We have no equity compensation plans or arrangements that have not been approved by shareholders.

Item 13. Certain Relationships and Related Transactions, Director Independence.

On September 1, 2007, the Company entered into a two-year consulting agreement with Irwin Balaban, its Chairman of the Board at such time. Under this agreement, Mr. Balaban served as President and Chief Executive Officer of the Company. This agreement was not renewed. During the year ended May 31, 2010, the Company recorded consulting and director fees of $22,500 to Mr. Balaban, $18,000 of which remained unpaid. On December 5, 2011, Mr. Balaban forgave the $18,000 that remained due to him. The forgiveness of debt was accounted for as contributed capital.

From time-to-time, the Company has borrowed money from each of Mr. Balaban and Eric M. Hellige, each of whom is a member of the Company’s board of directors and is a person who has a beneficial ownership of our outstanding common stock. Each borrowing bears interest at the rate of 8% per annum and matures on the earlier of (1) the date the Company no longer is a shell company, or June 30, 2012. Certain of these notes matured on June 30, 2011 and have been extended to September 30, 2012. As of November 30, 2011, the Company had net borrowings of approximately $41,000. On December 5, 2011, the Company repaid $20,500 to Mr. Balaban, leaving a balance of $20,500 due to Mr. Hellige as of February 29, 2012.

In December 2011, the majority shareholder of the Company made a loan to the Company of $25,000, which bears interest at 10% per annum. The loan is due and payable in December 2012.

Item 14. Principal Accountant Fees and Services.

The following table lists aggregate fees paid for professional services rendered by Rosenberg Rich Baker Berman & Company, our current auditors, for the fiscal years ended May 31, 2012 and 2011:

	2012	2011
Audit Fees(1)	$20,000	$15,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

(1)	These fees were for professional services rendered for the audit of our annual financial statements and review of financial statements. There were no other audit related fees for 2011 and 2010. Rosenberg Rich Baker Berman & Company did not perform any other services for us.

To our knowledge our principal accountant, Rosenberg Rich Baker Berman & Company, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

Board of Directors Pre-Approval Policy

There are currently no members on our audit committee.  However, our entire Board of Directors performs the function of an audit committee.  All audit and permissible non-audit services provided by our independent auditors, as well as the fees for such services, must be pre-approved by our Board of Directors. The Board of Directors may delegate to one or more designated members of the Board of Directors the authority to pre-approve audit and permissible non-audit services, provided such pre-approval decisions are reported to the full Board of Directors at its next scheduled meeting. Any pre-approval is generally for the current fiscal year, and any pre-approval is detailed as to the particular service or category of services. All audit and non-audit services provided by our independent auditors during fiscal 2012 and fiscal 2011 were approved by or on behalf of our company’s by the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The exhibits required by this item are listed on the Exhibit Index attached hereto and are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGRIVEST AMERICAS, INC.

September 13, 2012	By:	/s/ Michael B. Campbell
Michael B. Campbell, Chief Executive Officer
(Principal Executive Officer)

September 13, 2012	By:	/s/ Dean S. Skupen
Dean S. Skupen, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description

2.1	Asset Purchase Agreement dated August 17, 2005, between our company and Avantcé RSI, LLC (incorporated by reference to Exhibit 10.1 to our company’s Current Report on Form 8-K as filed with the Commission on August 17, 2005.

2.2	Agreement and Plan of Merger, dated as of December 5, 2011, by and between our company and Robocom Systems International Inc. (incorporated herein by reference to Exhibit 2.1 to our company’s Current Report on Form 8-K as filed with the Commission on December 8, 2011).

3.1	Certificate of Incorporation of our company (incorporated herein by reference to Exhibit 3.1 to our company’s Current Report on Form 8-K as filed with the Commission on as filed with the Commission on December 8, 2011).

3.2	By-laws of our company (incorporated herein by reference to Exhibit 3.2 to our company’s Current Report on Form 8-K as filed with the Commission on December 8, 2011).

10.1	Securities Purchase Agreement, dated as of December 5, 2011, by and among our company, Robocom Systems International Inc. and Michael Campbell (incorporated herein by reference to Exhibit 2.1 to our company’s Current Report on Form 8-K as filed with the Commission on December 8, 2011).

14.1	Code of Ethics and Business Conduct (incorporated herein by reference to Exhibit 14.1 to our company’s Current Report filed on Form 8-K as filed with the Commission on September 24, 2004.

14.2	Code of Ethics for Financial Executives and Employees (incorporated herein by reference to Exhibit 14.2 to our company’s Current Report filed on Form 8-K as filed with the Commission on September 24, 2004.

31.1	Certification of our company’s Chief Executive Officer, Michael B. Campbell, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our company’s Chief Financial Officer and Principal Accounting Officer, Dean S. Skupen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our company’s Chief Executive Officer, Michael B. Campbell, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our company’s Chief Financial Officer and Principal Accounting Officer, Dean S. Skupen,, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

