Form 10-Q
period 2012-08-31
AgriVest Americas, Inc.
filed 2012-10-19
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________.

Commission File Number           0-22735

AgriVest Americas, Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-3977747
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

11753 Willard Ave., Tustin, CA 92782
(Address of principal executive offices)

(714) 832-3249
(Registrants telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,624,509 shares of common stock as of October 18, 2012.

AGRIVEST AMERICAS, INC.

FORM 10-Q

INDEX

		Page
		No.
PART I.	Financial Information

Item 1.	Financial Statements:

	Balance Sheets – August 31, 2012 and May 31, 2012	1

	Statements of Operations – Three months ended August 31, 2012 and August 31, 2011	2

	Statements of Cash Flows – Three months ended August 31, 2012 and August 31, 2011	3

	Notes to Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	9

Item 4.	Controls and Procedures	9

PART II.	Other Information:

Item 6.	Exhibits	10

Signatures		11

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AgriVest Americas, Inc.

BALANCE SHEETS

	August 31, 2012	May 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,397	$6,156

Total assets	$1,397	$6,156

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$143,442	$116,650
Loan payable shareholders	47,211	45,500
Notes payable	39,288	37,724

Total liabilities	229,941	199,874

Shareholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 21,624,509 shares issued and outstanding	21,624	21,624
Additional paid-in capital	12,263,382	12,263,382
Accumulated deficit	(12,513,550)	(12,478,724)
Total shareholders’ deficit	(228,544)	(193,718)
Total liabilities and shareholders’ deficit	$1,397	$6,156

See accompanying notes.

AgriVest Americas, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended
	August 31, 2012	August 31, 2011

Selling, general and administrative expenses	$(31,196)	$(12,168)

Interest expense	(3,630)	(640)

Net loss before income taxes	(34,826)	(12,808)
Provision for income taxes	-	-

Net loss	$(34,826)	$(12,808)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	21,624,509	2,420,509

See accompanying notes.

AgriVest Americas, Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended
	August 31, 2012	August 31, 2011
Operating activities
Net loss	$(34,826)	$(12,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Amortization of debt discount	1,564	—
Accounts payable and accrued expenses	26,792	415
Net cash used in operating activities	(6,470)	(12,393)

Net cash provided by financing activities
Loan from shareholders	1,711	10,000
Net cash provided by financing activities	1,711	10,000

Decrease in cash and cash equivalents	(4,759)	(2,393)
Cash and cash equivalents at beginning of period	6,156	3,150
Cash and cash equivalents at end of period	$1,397	$757

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

Plan of Operations

It is the intention of management to establish the Company in the business of providing seasoned and profitable agricultural companies in Brazil with expansion capital and equipment through a loan or loan/lease program in exchange for a percentage of the profits of the agricultural companies. In order to fund such proposed business plan, the Company intends to raise funds from investors by issuing common stock, preferred stock and/or debt securities to fund initial operations the Company’s loan/lease programs. Upon the commencement of such operations, the Company will cease to be a shell company.

Unaudited Interim Financial Statements

The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X, and should be read in conjunction with the consolidated financial statements and related notes of the Company filed in its 2012 Annual Report on Form 10-K. The financial statements as of August 31, 2012 and for the three months ended August 31, 2012 and August 31, 2011 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

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

Note 2 - Related Party Transactions

From time-to-time, the Company has borrowed money from members of the Company’s board of directors, each of whom is a person who has a beneficial ownership of the Company’s outstanding common stock. Each borrowing bears interest at the rate of 8% or 10% per annum and matures on the earlier of the date the Company no longer is a shell company, or December 31, 2012. As of August 31, 2012, the Company had net borrowings of approximately $47,000.

Note 3 – Notes Payable

During the three months ended February 28, 2012, the Company issued to three investors promissory notes in the aggregate of $40,000 with interest at 10% per annum. The promissory notes are payable the earlier of (i) the date on which the Company consummates one or more offerings of debt or equity securities with aggregate net proceeds to the Company of at least $10,000,000, or (ii) October 31, 2012. As an incentive to purchase the notes, the Company issued to the investors 204,000 shares of the Company’s common stock. The relative fair value of the shares was $5,022 and was recorded as debt discount. The debt discount is being amortized and recorded as interest expense over the term of the debt. Amortization of the discount for the three months ended August 31, 2012 was $1,564. The unamortized discount was $712 at August 31, 2012.

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

Three months ended August 31, 2012 compared to the three months ended August 31, 2011.

Significant Accounting Policies

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents. The Company considers all highly-liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

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

Concentration of Credit Risk. The Company maintains its cash principally at one commercial bank. Management does not believe significant credit risk existed at August 31, 2012.

Results of Operations

Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of consulting fees, financial personnel and professional fees, as well as other miscellaneous administrative expenses. Selling, general and administrative expenses increased by $19,028 to $31,196 in the three months ended August 31, 2012, as compared to $12,168 in the three months ended August 31, 2011. This increase was primarily due to an increase in consulting and professional fees.

Interest Expense. During the three months ended August 31, 2012, interest expense increased by $2,990 to $3,630, as compared to $640 in the three months ended August 31, 2011. This increase was primarily related to borrowings under the loans from shareholders and the note payable.

Income Taxes. No provision for or benefit of income taxes was reflected in the 2012 or 2011 periods, as the benefits of operating loss carryforwards have been reserved.

Liquidity and capital resources

The Company’s cash expenditures during the three months ended August 31, 2012 were limited primarily to amounts required for the payment of professional fees in connection with the Company meeting its requirements under the securities laws.

During the three months ended August 31, 2012, the Company funded its operations from the proceeds of loans from its shareholders and the note payable. As of August 31, 2012, the Company had $1,397 in cash and cash equivalents.

Net cash used in operating activities was $6,470 for the three months ended August 31, 2012. Net cash used in operating activities was $12,393 for the three months ended August 31, 2011. During the three months ended August 31, 2012, the Company was not engaged in any revenue-generating operations. Cash used in operations was higher in the 2012 period primarily as a result of increased costs related to professional and consulting fees.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of August 31, 2012 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2012, the disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

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

The material weakness described above caused management to conclude that, as of August 31, 2012, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level. Management will continue to evaluate the Company’s existing accounting personnel needs and intends to increase the Company’s accounting and financing personnel resources by hiring additional accounting staff. However, the Company will be unable to remedy this material weakness in its disclosure controls until it has the financial resources that will allow it to hire additional qualified employees.

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

AGRIVEST AMERICAS, INC.

October 19, 2012	By:	/s/ Michael B. Campbell
Michael B. Campbell, Chief Executive Officer
(Principal Executive Officer)

October 19, 2012	By:	/s/ Dean S. Skupen
Dean S. Skupen, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.* †

101.SCH	XBRL Taxonomy Extension Schema Document.* †

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* †

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* †

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* †

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* †

*	XBRL (eXtensible Business Reporting Language) interactive data files are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

†	To be filed by amendment.