Form 10-Q
period 2012-11-30
AgriVest Americas, Inc.
filed 2013-01-18
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number	0-22735

AgriVest Americas, Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-3977747
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11753 Willard Ave., Tustin, CA 92782
(Address of principal executive offices and zip code)

(714) 832-3249
(Registrants telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,624,509 shares of common stock as of January 14, 2013.

AGRIVEST AMERICAS, INC.

FORM 10-Q

INDEX

		Page
		No.

PART I.	Financial Information

Item 1.	Financial Statements:

	Balance Sheets – November 30, 2012 and May 31, 2012	1

	Statements of Operations – Three months ended November 30, 2012 and November 30, 2011	2

	Statements of Operations – Six months ended November 30, 2012 and November 30, 2011	3

	Statements of Cash Flows – Six months ended November 30, 2012 and November 30, 2011	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	9

Item 4.	Controls and Procedures	9

PART II.	Other Information:

Item 5.	Other Information	10

Item 6.	Exhibits	11

Signatures		12

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AgriVest Americas, Inc.

BALANCE SHEETS

(unaudited)

	November 30, 2012	May 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,098	$6,156

Total assets	$1,098	$6,156

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$172,371	$116,650
Loan payable shareholders	46,912	45,500
Notes payable	40,000	37,724

Total liabilities	259,283	199,874

Shareholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 21,624,509 shares issued and outstanding	21,624	21,624
Additional paid-in capital	12,263,382	12,263,382
Accumulated deficit	(12,543,191)	(12,478,724)
Total shareholders’ deficit	(258,185)	(193,718)
Total liabilities and shareholders’ deficit	$1,098	$6,156

See accompanying notes.

AgriVest Americas, Inc.

STATEMENT OF OPERATIONS

(unaudited)

	Three months ended November 30,
	2012	2011

Selling, general and administrative expenses	$(26,923)	$(8,282)

Other income	-	2,769

Interest expense	(2,718)	(1,548)

Net loss before income taxes	(29,641)	(7,061)
Provision for income taxes	-	-

Net loss	$(29,641)	$(7,061)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	21,624,509	2,420,509

See accompanying notes.

AgriVest Americas, Inc.

STATEMENT OF OPERATIONS

(unaudited)

	Six months ended November 30,
	2012	2011

Selling, general and administrative expenses	$(58,119)	$(20,450)

Other income	-	2,769

Interest expense	(6,348)	(2,188)

Net loss before income taxes	(64,467)	(19,869)
Provision for income taxes	-	-

Net loss	$(64,467)	$(19.869)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	21,624,509	2,420,509

See accompanying notes.

AgriVest Americas, Inc.

STATEMENT OF CASH FLOWS

(unaudited)

	Six months ended November 30,
	2012	2011
Operating activities
Net loss	$(64,467)	$(19,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Amortization of debt discount	2,276	—
Accounts payable and accrued expenses	55,721	5,933
Net cash used in operating activities	(6,470)	(13,936)

Net cash provided by financing activities
Loan from shareholders	1,412	16,000
Net cash provided by financing activities	1,412	16,000

Decrease in cash and cash equivalents	(5,058)	(2,064)
Cash and cash equivalents at beginning of period	6,156	3,150
Cash and cash equivalents at end of period	$1,098	$5,214

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

Plan of Operations

It is the intention of management to establish the Company in the business of partnering with Brazilian Farm Development Companies to acquire cattle ranches in Brazil, South America, convert them to productive agricultural farms and sell them in three-to-five years at a profit. In order to fund such proposed business plan, the Company intends to form a Brazilian private equity fund as well as raise funds from investors by issuing common stock, preferred stock and/or debt securities to fund initial operations of the Company. Upon the commencement of such operations, the Company will cease to be a shell company.

Unaudited Interim Financial Statements

The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X, and should be read in conjunction with the consolidated financial statements and related notes of the Company filed in its 2012 Annual Report on Form 10-K. The financial statements as of November 30, 2012 and for the three and six months ended November 30, 2012 and November 30, 2011 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

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

Note 2 - Related Party Transactions

From time to time, the Company has borrowed money from members of the Company’s board of directors, each of whom is a person who has a beneficial ownership of the Company’s outstanding common stock. Each borrowing bears interest at the rate of 8% or 10% per annum and matures on the earlier of the date the Company no longer is a shell company, or March 31, 2013. As of November 30, 2012, the Company had net borrowings of approximately $46,912.

Note 3 – Notes Payable

In December 2011, the Company issued to three investors promissory notes in the aggregate of $40,000. The notes matured on October 31, 2012 and accrued interest at the rate of 10% per annum. As an incentive to purchase the notes, the Company issued to the investors 204,000 shares of the Company’s common stock. The relative fair value of the shares was $5,022 and was recorded as debt discount. The debt discount was amortized and recorded as interest expense over the term of the debt. Amortization of the discount for the six months ended November 30, 2012 was $2,276. The debt discount was fully amortized at November 30, 2012. The holders have agreed to convert their notes plus accrued interest into the next offering of securities consummated by the Company.

Note 4 – Subsequent Event

Effective January 10, 2013, Dean S. Skupen resigned from his position as the Chief Financial Officer of the Company. The Company has agreed to issue Mr. Skupen 250,000 shares of its common stock as a termination bonus.

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

Concentration of Credit Risk. The Company maintains its cash principally at one commercial bank. Management does not believe significant credit risk existed at November 30, 2012.

Results of Operations

Three months ended November 30, 2012 compared to the three months ended November 30, 2011.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of consulting fees, financial personnel and professional fees, as well as other miscellaneous administrative expenses. Selling, general and administrative expenses increased by $18,641 to $26,923 in the three months ended November 30, 2012, as compared to $8,282 in the three months ended November 30, 2011. This increase was primarily due to an increase in consulting and professional fees.

Other Income. During the three months ended November 30, 2011, the Company realized a gain of $2,769 as a result of foreign tax refund received.

Interest Expense. During the three months ended November 30, 2012, interest expense increased by $1,170 to $2,718, as compared to $1,548 in the three months ended November 30, 2011. This increase was primarily related to borrowings under the loans from shareholders and the note payable.

Income Taxes. No provision for or benefit of income taxes was reflected in the 2012 or 2011 periods, as the benefits of operating loss carry forwards have been reserved.

Six Months ended November 30, 2012 compared to the six months ended November 30, 2011.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of fees for financial personnel and professional fees, as well as other miscellaneous administrative expenses. Selling, general and administrative expenses increased by $37,669 to $58,119 in the six months ended November 30, 2012, as compared to $20,450 in the six months ended November 30, 2011. This increase was primarily due to an increase in professional and consulting fees.

Other Income. During the six months ended November 30, 2011, we realized a gain of $2,769 as a result of foreign tax refund received.

Interest Expense. During the six months ended November 30, 2012, interest expense increased by $4,160 to $6,348 as compared to $2,188 in the six months ended November 30, 2011. This increase was primarily related to borrowings under the loans from shareholders and the note payable.

Income Taxes. No provision for or benefit of income taxes was reflected in the 2012 or 2011 periods, as the benefits of operating loss carry forwards have been reserved.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash requirements during the six months ended November 30, 2012 were limited primarily to amounts required for the payment of professional fees in connection with the Company meeting its requirements under the securities laws.

During the six months ended November 30, 2012, the Company funded its operations from the proceeds of loans from its shareholders and the note payable. As of November 30, 2012, the Company had $1,098 in cash and cash equivalents.

Net cash used in operating activities was $6,470 for the six months ended November 30, 2012. Net cash used in operating activities was $13,936 for the six months ended November 30, 2011. During the six months ended November 30, 2012, the Company was not engaged in any revenue-generating operations. Cash used in operations was lower in the 2012 period primarily as a result of limited cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of November 30, 2012 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2012, the disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

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

The material weakness described above caused management to conclude that, as of November 30, 2012, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level. Management will continue to evaluate the Company’s existing accounting personnel needs and intends to increase the Company’s accounting and financing personnel resources by hiring additional accounting staff. However, the Company will be unable to remedy this material weakness in its disclosure controls until it has the financial resources that will allow it to hire additional qualified employees.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Effective January 10, 2013, Dean S. Skupen resigned from his position as the Chief Financial Officer of the Company. Mr. Skupen’s resignation was not the result of any disagreements with the Company regarding its operations, policies, or practices. The Company has agreed to issue Mr. Skupen 250,000 shares of its common stock as a termination bonus.

On January 14, 2013, the Board of Directors of the Company appointed Renée S. Grossman, age 45, who was then serving as a consultant to the Company, to serve as the Chief Financial Officer of the Company.

Ms. Grossman has more than 20 years of experience in financial services and corporate finance. Ms. Grossman has served as a consultant to the Company on financial matters since joining the Company in December 2012. Prior to joining the Company, Ms. Grossman was a founding shareholder of Colombia Energy Resources, Inc., an exploration-stage mining coal company in Colombia, South America and served as its Senior Vice President of Corporate Finance from 2010 to 2012. Previously, Ms. Grossman served as a Managing Director of European American Equities, Inc., a registered broker-dealer, from 2008 to 2010, a Vice President with Ladenburg Thalmann & Co., an investment banking firm, from 2006 to 2008, a managing member of RSG Capital LLC, a financial consulting firm she founded, in 1999 and again from 2001 to 2006, a Vice President with Counsel Corporation, a private equity firm, from 1999 to 2001, and a Vice President with The Shattan Group, a registered broker-dealer, from1996 to 1998. Ms. Grossman received a Master of Business Administration degree in 1993 and a Bachelor of Science degree in Economics, summa cum laude, in 1989, both from The Wharton School, University of Pennsylvania.

There are no family relationships between Ms. Grossman and any director, executive officer, or person nominated or chosen to become a director or executive officer of the Company. Ms. Grossman does not have a direct or indirect material interest in any transaction or arrangement in which the Company is a participant other than in connection with her consulting services as described in this report.

ITEM 6. EXHIBITS

The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGRIVEST AMERICAS, INC.

January 18, 2013	By:	/s/ Michael B. Campbell
Michael B. Campbell, Chief Executive Officer
(Principal Executive Officer)

January 18, 2013	By:	/s/ Renée S. Grossman
Renée S. Grossman, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	XBRL (eXtensible Business Reporting Language) interactive data files are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

