Form 10-Q
period 2013-02-28
AgriVest Americas, Inc.
filed 2013-04-22
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,624,509 shares of common stock as of April 18, 2013.

AGRIVEST AMERICAS, INC.

FORM 10-Q

i

PART I.     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AgriVest Americas, Inc.

BALANCE SHEETS

(unaudited)

	February 28, 2013	May 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$664	$6,156

Total assets	$664	$6,156

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$184,572	$116,650
Loan payable shareholders	51,286	45,500
Notes payable	40,000	37,724

Total liabilities	275,858	199,874

Shareholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 21,624,509 shares issued and outstanding	21,624	21,624
Additional paid-in capital	12,263,382	12,263,382
Accumulated deficit	(12,560,200)	(12,478,724)
Total shareholders’ deficit	(275,194)	(193,718)
Total liabilities and shareholders’ deficit	$664	$6,156

See accompanying notes.

AgriVest Americas, Inc.

STATEMENT OF OPERATIONS

(unaudited)

	Three months ended,
	February 28, 2013	February 29, 2012

Selling, general and administrative expenses	$(14,626)	$(100,297)
Amortization of debt discount	-	(1,182)
Interest expense	(2,168)	(1,661)

Net loss before income taxes	(16,794)	(103,140)

Provision for income taxes	-	-

Net loss	$(16,794)	$(103,140)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	21,624,509	20,743,498

See accompanying notes.

AgriVest Americas, Inc.

STATEMENT OF OPERATIONS

(unaudited)

	Nine months ended,
	February 28, 2013	February 29, 2012

Selling, general and administrative expenses	$(72,745)	$(120,747)
Other income	-	2,769
Amortization of debt discount	(2,276)	(1,182)
Interest expense	(6,455)	(3,849)

Net loss before income taxes	(81,476)	(123,009)

Provision for income taxes	-	-

Net loss	$(81,476)	$(123,009)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	21,624,509	8,461,060

See accompanying notes.

AgriVest Americas, Inc.

STATEMENT OF CASH FLOWS

(unaudited)

	Nine months ended,
	February 28, 2013	February 29, 2012
Operating activities
Net loss	$(81,476)	$(123,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Amortization of debt discount	2,276	1,182
Accounts payable and accrued expenses	67,922	42,619
Net cash used in operating activities	(11,278)	(79,208)

Net cash provided by financing activities
Issuance of common stock	-	50,000
Proceeds from issuance of notes Payable	-	40,000
Loan from shareholders	5,786	41,000
Repayment of shareholder loans	-	(20,500)
Net cash provided by financing activities	5,786	110,500

Change in cash and cash equivalents	(5,492)	31,292
Cash and cash equivalents at beginning of period	6,156	3,150
Cash and cash equivalents at end of period	$664	$34,442

Noncash investing and financing activities:
Forgiveness of related party accrued expense	$-	$18,000

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

Unaudited Interim Financial Statements

The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X, and should be read in conjunction with the consolidated financial statements and related notes of the Company filed in its 2012 Annual Report on Form 10-K. The financial statements as of February 28, 2013 and for the three and nine months ended February 28, 2013 and February 29, 2012 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

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

Note 2 - Related Party Transactions

From time to time, the Company has borrowed money from members of the Company’s board of directors, each of whom is a person who has a beneficial ownership of the Company’s outstanding common stock. Each borrowing bears interest at the rate of 8% or 10% per annum and matures on the earlier of the date the Company no longer is a shell company, or December 31, 2013. As of February 28, 2013, the Company had net borrowings of approximately $51,286. In March 2013, the Company agreed to increase the interest rate on the 8% notes to 10% per annum applied retroactively to the original dates of borrowing.

Note 3 – Notes Payable

In December 2011, the Company issued to three investors promissory notes in the aggregate of $40,000. The notes matured on October 31, 2012 and accrued interest at the rate of 10% per annum. As an incentive to purchase the notes, the Company issued to the investors 204,000 shares of the Company’s common stock. The relative fair value of the shares was $5,022 and was recorded as debt discount. The debt discount was amortized and recorded as interest expense over the term of the debt. The debt discount was fully amortized at February 28, 2013. The holders have agreed to convert their notes plus accrued interest into the next offering of securities consummated by the Company.

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

Concentration of Credit Risk. The Company maintains its cash principally at one commercial bank. Management does not believe significant credit risk existed at February 28, 2013.

Results of Operations

Three months ended February 28, 2013 compared to the three months ended February 29, 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of consulting fees, financial personnel and professional fees, as well as other miscellaneous administrative expenses. Selling, general and administrative expenses decreased by $85,671 to $14,626 in the three months ended February 28, 2013, as compared to $100,297 in the three months ended February 29, 2012. This decrease was primarily due to an decrease in consulting and professional fees.

Interest Expense. During the three months ended February 28, 2013, interest expense increased by $507 to $2,168, as compared to $1,661 in the three months ended February 29, 2012. This increase was primarily related to borrowings under the loans from shareholders and the note payable.

Income Taxes. No provision for or benefit of income taxes was reflected in the 2013 or 2012 periods, as the benefits of operating loss carry forwards have been reserved.

Nine Months ended February 28, 2013 compared to the nine months ended February 29, 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of fees for financial personnel and professional fees, as well as other miscellaneous administrative expenses. Selling, general and administrative expenses decreased by $48,002 to $72,745 in the nine months ended February 28, 2013, as compared to $120,747 in the nine months ended February 29, 2012. This decrease was primarily due to a decrease in professional and consulting fees.

Other Income. During the nine months ended February 29, 2012, we realized a gain of $2,769 as a result of foreign tax refund received.

Interest Expense. During the nine months ended February 28, 2013, interest expense increased by $2,606 to $6,455 as compared to $3,849 in the nine months ended February 29, 2012. This increase was primarily related to borrowings under the loans from shareholders and the note payable.

Income Taxes. No provision for or benefit of income taxes was reflected in the 2013 or 2012 periods, as the benefits of operating loss carry forwards have been reserved.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash requirements during the nine months ended February 28, 2013 were limited primarily to amounts required for the payment of professional fees in connection with the Company meeting its requirements under the securities laws.

During the nine months ended February 28, 2013, the Company funded its operations from the proceeds of loans from its shareholders and the note payable. As of nine months ended February 28, 2013, the Company had $664 in cash and cash equivalents.

Net cash used in operating activities was $11,278 for the nine months ended February 28, 2013. Net cash used in operating activities was $79,208 for the nine months ended February 29, 2012. During the nine months ended February 28, 2013, the Company was not engaged in any revenue-generating operations. Cash used in operations was lower in the 2013 period primarily as a result of limited cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of nine months ended February 28, 2013 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2013, the disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

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

The material weakness described above caused management to conclude that, as of February 28, 2013, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level. Management will continue to evaluate the Company’s existing accounting personnel needs and intends to increase the Company’s accounting and financing personnel resources by hiring additional accounting staff. However, the Company will be unable to remedy this material weakness in its disclosure controls until it has the financial resources that will allow it to hire additional qualified employees.

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

AGRIVEST AMERICAS, INC.

April 19, 2013	By:	/s/ Michael B. Campbell
Michael B. Campbell, Chief Executive Officer
(Principal Executive Officer)

April 19, 2013	By:	/s/ Renée S. Grossman
Renée S. Grossman, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

________________________________________

*	XBRL (eXtensible Business Reporting Language) interactive data files are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

