Form 10-K
period 2015-05-31
AgriVest Americas, Inc.
filed 2015-09-16
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended May 31, 2015, 2014, 2013 and 2012

For the three-month periods ended August 31, 2014, 2013 and 2012

For the three-month and six-month periods ended November 30, 2014, 2013 and 2012

For the three-month and nine-month periods ended February 28, 2015, 2014 and 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☒  No ☐

As of September 16, 2015, the issuer had 21,742,322 shares of its common stock issued and outstanding.

As of November 30, 2014, the aggregate market value of the issuer’s common stock held by non-affiliates was $23,723 (based upon the closing price of the issuer’s common stock on The Over-the-Counter Bulletin Board on such date).

Documents incorporated by reference:  None

AgriVest Americas, Inc.

Form 10-K for the Fiscal Year Ended May 31, 2015, 2014 and 2013

i

Explanatory Note

This annual report on Form 10-K is a comprehensive filing for the fiscal years ended May 31, 2015, 2014 and 2013 and the interim periods ended August 31, 2014, 2013 and 2012, November 30, 2014, 2013 and 2012 and February 28, 2015, 2014 and 2013. It is being filed by us in order to become current in our filing obligations under the Securities Exchange Act of 1934, as amended. This is our first periodic filing since the third quarter of fiscal 2013, which ended on February 28, 2013. Included in this report are the audited financial statements that have not been included in annual reports on Form 10-K for the years ended May 31, 2015, 2014 and 2013, as well as summarized quarterly financial information for the interim periods ended August 31, 2014 and 2013, November 30, 2014 and 2013 and February 28, 2015 and 2014. This annual report should be read together and in connection with the other reports filed by us with the Securities and Exchange Commission, or the SEC, for a comprehensive description of our current financial condition and operating results.

In the interest of complete and accurate disclosure, we have included current information in this annual report for all material events and developments that have taken place through the date of filing of this annual report with the SEC.

ii

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

Important factors to consider in evaluating any forward-looking statements include:

●	our ability to diversify our operations;

●	our ability to implement our business plan;

●	our ability to attract key personnel;

●	our ability to operate profitably;

●	our ability to efficiently and effectively finance our operations, and/or purchase orders;

●	inability to achieve future sales levels or other operating results;

●	inability to raise additional financing for working capital;

●	inability to efficiently manage our operations;

●	the inability of management to effectively implement our strategies and business plans;

●	the unavailability of funds for capital expenditures and/or general working capital;

●	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

●	deterioration in general or regional economic conditions;

●	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

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

iii

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

On December 5, 2011, we entered into an Agreement and Plan of Merger dated as of December 5, 2011 (the “Merger Agreement’) with AgriVest Americas, Inc., a newly-formed Delaware corporation and a wholly-owned subsidiary in order to effect a reincorporation of our company in the State of Delaware. Pursuant to the Merger Agreement, we merged with and into AgriVest Americas, Inc., with AgriVest Americas, Inc. as the surviving corporation. The reincorporation merger resulted in the following:

●	The change of our domicile from New York to Delaware, as a result of which we are now governed by the laws of the State of Delaware;

●	The change of our corporate name from “Robocom Systems International Inc.” to “AgriVest Americas, Inc.”;

●	The conversion of every share of our common stock owned as of the effective date of the reincorporation merger into 0.5 of a share of common stock of AgriVest Americas, Inc.;

●	The reduction of the par value of our common stock from $0.01 per share to $0.001 per share; and

●	The increase in our authorized capital stock to 125,000,000 total shares, consisting of 100,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of “blank check” preferred stock, par value $0.001 per share.

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

Plan of Operations

The transactions contemplated by the Merger Agreement and the Purchase Agreement closed on December 5, 2011. Immediately prior to the consummation of the sale of the Shares to Mr. Campbell, our company was a shell company with no operating business. As a result of the sale of the Shares, Mr. Campbell acquired control of our company. It was the intention of Mr. Campbell to establish our company in the business of providing seasoned and profitable agricultural companies in Brazil with expansion capital and equipment through a loan or loan/lease program in exchange for a percentage of the profits of the agricultural companies. In order to fund our proposed business plan, we intended to raise funds from investors by issuing common stock, preferred stock and/or debt securities. Upon the consummation of such fundraising efforts and the commencement of such operations, it was expected that our company would cease being a shell company.

Since the closing of the Purchase Agreement in December 2011, we were able to raise only limited funds to engage in our proposed business. Since October 11, 2005, we have not engaged in any operations and our business has been dormant. As such, we may presently be defined as a “shell” company, whose sole purpose, at this time, is to locate and consummate a merger with or an acquisition of a private entity.

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

We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes there are numerous firms seeking the perceived benefits of a publicly-registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, and providing liquidity (subject to restrictions of applicable statutes) for all shareholders, among other factors. Available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

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

Employees

We do not have any employees who provide services to our company. Our Chief Executive Officer serves in such capacity as an independent contractor.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

Part II

Item 5. Market for Registrants Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the Over-the-Counter Bulletin Board under the symbol AGBR. The following table represents the high and low price information for our common stock for each quarterly period in fiscal 2015, 2014, 2013 and 2012.

	Fiscal 2015		Fiscal 2014		Fiscal 2013		Fiscal 2012
	High	Low	High	Low	High	Low	High	Low
First Quarter	$.02	$.02	$.02	$.02	$.01	$.01	$.07	$.05
Second Quarter	.02	.01	.02	.01	.01	.01	.06	.03
Third Quarter	.01	.01	.02	.01	.01	.01	.05	.01
Fourth Quarter	.01	.01	.02	.01	.04	.01	.03	.01

Quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On September 16, 2015, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $0.01.

Holders

As of September 16, 2015, there were 21,742,322 shares of our common stock outstanding held by approximately 35 shareholders of record.

Dividends

We did not declare any dividends on any class of common equity during the fiscal years ended May 31, 2015, 2014, 2013 and 2012. We presently intend to retain all earnings, if any, and accordingly our board of directors does not anticipate declaring any dividends in the foreseeable future.

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

We have not conducted any meaningful business operations since October 11, 2005 and since such date, except for certain fund raising activities, our business has been dormant.

Results of Operations

Comparison of Fiscal Years Ended May 31, 2015, May 31, 2014, May 31, 2013 and May 31, 2012

Revenues. We did not record any revenues related to our operations during the fiscal years ended May 31, 2015, 2014, 2013 and 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of consulting fees, financial personnel and professional fees, as well as other miscellaneous administrative expenses. For the fiscal year ended May 31, 2015, selling general and administrative expenses increased by $1,556 to $47,842, as compared to $46,286 during the fiscal year ended May 31, 2014. This increase was primarily related to an increase in consulting fees, offset by a reduction in general and administrative expenses.

For the fiscal year ended May 31, 2014, selling, general and administrative expenses decreased by $61,602 to $46,286, as compared to $107,888 during the fiscal year ended May 31, 2013. This decrease was primarily related to decreased expenses related to SEC filing requirements and a decrease in professional fees.

For the fiscal year ended May 31, 2013, selling, general and administrative expenses decrease by $67,574 to $107,888 as compared to $175,462 during the fiscal year ended May 31, 2012. This decrease was primarily related to a decrease in consulting and professional fees in connection with the Purchase Agreement and decreases in fees related to SEC filing requirements.

Other Income, Net. During the fiscal year ended May 31, 2015, we realized a gain of $4,204 related to the extinguishment of debt upon the issuance of stock and warrants.

During the fiscal year ended May 31, 2014 and 2013, we did not realize any other income.

During the fiscal year ended May 31, 2012, we realized a gain of $2,769 that was as a result of a foreign tax refund received.

Interest (Expense) Income, Net. No interest income was recorded during the 2015, 2014, 2013 or 2012 periods.

During the fiscal year ended May 31, 2015, interest expense increased by $4,762 to $14,026, as compared to $9,264 during the fiscal year ended May 31, 2014. This increase was related to increased borrowings from related parties and the note payable.

During the fiscal year ended May 31, 2014, interest expense decreased by $1,062 to $9,264, as compared to $10,326 during the fiscal year ended May 31, 2013. Interest expense decreased related to fewer borrowings from our shareholders.

During the fiscal year ended May 31, 2013, interest expense increased by $3,154 to $10,326, as compared to $7,172 during the fiscal year ended May 31, 2012. This increase was primarily related to additional borrowings under the loan from our shareholders and the note payable.

Income Taxes. No provision for or benefit from income taxes was reflected in the 2015, 2014, 2013 or 2012 periods, as the benefits of operating loss carryforwards have been reserved.

Comparison of Three-Month Periods Ended August 31, 2014, 2013 and August 31, 2012 (unaudited)

Revenues. We did not record any revenues related to our operations during the three-month periods ended August 31, 2014, 2013 and 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of consulting fees, financial personnel and professional fees, as well as other miscellaneous administrative expenses. For the three-months ended August 31, 2014, selling, general and administrative expenses increased by $15,946 to $19,494, as compared to $3,548 during the three-months ended August 31, 2013. This increase was primarily related to increased consulting and professional fees related to seeking a candidate for merger.

For the three-months ended August 31, 2013, selling, general and administrative expenses decreased by $27,648 to $3,548, as compared to $31,196 in the three-months ended August 31, 2012. This decrease was primarily related to decreased expenses related to SEC filing requirements and a decrease in professional fees.

Interest Expense. For the three-months ended August 31, 2014, interest expense increased by $1,984 to $3,558, as compared to $1,574 during the three-months ended August 31, 2013. This increase was primarily related to increased borrowings under the loans from shareholders and the notes payable.

For the three-months ended August 31, 2013, interest expense decreased by $2,056 to $1,574, as compared to $3,630 in the three-months ended August 31, 2012. This decrease was primarily related to fewer borrowings under the loans from shareholders and the notes payable.

Income Taxes. No provision for or benefit of income taxes was reflected in the 2014, 2013 or 2012 periods, as the benefits of operating loss carryforwards have been reserved.

Comparison of Three-Month Periods Ended November 30, 2014, 2013 and 2012 (unaudited)

Revenues. We did not record any revenues related to our operations during the three-month periods ended November 30, 2014, 2013 and 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of consulting fees, financial personnel and professional fees, as well as other miscellaneous administrative expenses. For the three-months ended November 30, 2014, selling, general and administrative expenses increased by $2,577 to $4,945 as compared to $2,368 during the three-months ended November 30, 2013. This increase was primarily related to increased consulting and miscellaneous administrative expenses related to seeking a candidate for merger.

For the three-months ended November 30, 2013, selling, general and administrative expenses decreased by $24,555 to $2,368, as compared to $26,923 in the three-months ended November 30, 2012. This decrease was primarily due to a decrease in consulting and professional fees related to SEC filing requirements.

Other Income, net For the three-months ended November 30, 2014, we realized a gain of $4,204 related to the extinguishment of debt upon the issuance of warrants. No other income was recognized during the three-months ended November 30, 2013 or November 30, 2012.

Interest Expense. For the three-months ended November 30, 2014, interest expense increased by $1,249 to $3,490, as compared to $2,251 in the three-months ended November 30, 2013. This increase was primarily related to increased borrowings under the loans from shareholders and notes payable.

For the three-months ended November 30, 2013, interest expense decreased by $467 to $2,251, as compared to $2,718 in the three-months ended November 30, 2012. This decrease was primarily related to fewer borrowings under the loans from shareholders and notes payable.

Income Taxes. No provision for or benefit of income taxes was reflected in the 2014, 2013 or 2012 periods, as the benefits of operating loss carry forwards have been reserved.

Comparison of Six-Month Periods Ended November 30, 2014, 2013 and 2012 (unaudited)

Revenues. We did not record any revenues related to our operations during the six-month periods ended November 30, 2014, 2013 and 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of fees for financial personnel and professional fees, as well as other miscellaneous administrative expenses. For the six-months ended November 30, 2014, selling, general and administrative expenses increased by $18,524 to $24,440, as compared to $5,916 in the six-months ended November 30, 2013. This increase was primarily related to increased consulting and miscellaneous administrative expenses related to seeking a candidate for merger.

For the six-months ended November 30, 2013, selling, general and administrative expenses decreased by $52,203 to $5,916, as compared to $58,119 in the six-months ended November 30, 2012. This decrease was primarily due to a decrease in consulting and professional fees related to SEC filing requirements.

Other Income, net For the six-months ended November 30, 2014, we realized a gain of $4,204 related to the extinguishment of debt upon the issuance of stock and warrants. No other income was recognized during the six-months ended November 30, 2013 or November 30, 2012.

Interest Expense. For the six-months ended November 30, 2014, interest expense increased by $3,223 to $7,048, as compared to $3,825 in the six-months ended November 30, 2013. This increase was primarily related to increased borrowings under the loans from shareholders and the notes payable.

For the six-months ended November 30, 2013, interest expense decreased by $2,523 to $3,825 as compared to $6,348 in the six-months ended November 30, 2012. This decrease was primarily related to fewer borrowings under the loans from shareholders and the notes payable.

Income Taxes. No provision for or benefit of income taxes was reflected in the 2014, 2013 or 2012 periods, as the benefits of operating loss carry forwards have been reserved.

Comparison of Three-Month Periods Ended February 28, 2015, 2014 and 2013 (unaudited)

Revenues. We did not record any revenues related to our operations during the three-month periods ended February 28, 2015, 2014 and 2013.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of consulting fees, financial personnel and professional fees, as well as other miscellaneous administrative expenses. For the three-months ended February 28, 2015, selling, general and administrative expenses decreased by $8,196 to $537, as compared to $8,733 in the three-months ended February 28, 2014. This decrease was primarily related to decreased expenses related to SEC filing requirements and a decrease in miscellaneous administrative expenses.

During the three-months ended February 28, 2014, selling, general and administrative expenses decreased by $5,893 to $8,733, as compared to $14,626 in the three-months ended February 28, 2013. This decrease was primarily related to decreased expenses related to SEC filing requirements and a decrease in professional fees.

Interest Expense. For the three-months ended February 28, 2015, interest expense increased by $270 to $3,489, as compared to $3,219 in the three-months ended February 28, 2014. This increase was primarily related to increased borrowings under the loans from shareholders and the notes payable.

For the three-months ended February 28, 2014, interest expense increased by $1,051 to $3,219, as compared to $2,168 in the three-months ended February 28, 2013. This increase was primarily related to increased borrowings under the loans from shareholders and notes payable.

Income Taxes. No provision for or benefit of income taxes was reflected in the 2015, 2014 or 2013 periods, as the benefits of operating loss carry forwards have been reserved.

Comparison of Nine-Month Periods Ended February 28, 2015, 2014 and 2013 (unaudited)

Revenues. We did not record any revenues related to our operations during the nine-month periods ended February 28, 2015, 2014 and 2013.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of fees for financial personnel and professional fees, as well as other miscellaneous administrative expenses. For the nine-months ended February 28, 2015, selling general and administrative expenses increased by $10,326 to $24,976, as compared to $14,650 in the nine-months ended February 28, 2014. This increase was primarily related to increased consulting and miscellaneous administrative expenses related to seeking a candidate for merger.

For the nine-months ended February 28, 2014, selling, general and administrative expenses decreased by $58,095 to $14,650, as compared to $72,745 in the nine-months ended February 28, 2013. This decrease was primarily related to decreased expenses related to SEC filing requirements and decreased professional fees.

Other Income, net For the nine-months ended February 28, 2015, we realized a gain of $4,204 related to the extinguishment of debt upon the issuance of stock and warrants. No other income was recognized during the nine-months ended February 28, 2014 or February 28, 2013.

Interest Expense. For the nine-months ended February 28, 2015, interest expense increased by $3,434 to $10,357, as compared to $7,043 in the nine-months ended February 28, 2014. This increase was primarily related to increased borrowings under the loans from shareholders and notes payable.

For the nine-months ended February 28, 2014, interest expense increased by $588 to $7,043, as compared to $6,455 in the nine-months ended February 28, 2013. This increase was primarily related to borrowings under the loans from shareholders and the notes payable.

Income Taxes. No provision for or benefit of income taxes was reflected in the 2015, 2014 or 2013 periods, as the benefits of operating loss carry forwards have been reserved.

Liquidity and Capital Resources

Our company’s cash expenditures during the years ended May 31, 2015, 2014 and 2013 were limited primarily to amounts required for the payment of professional fees in connection with our company meeting its requirements under the securities laws and in completing the transactions contemplated by the Purchase Agreement.

During the years ended May 31, 2015, 2014 and 2013, we funded our operations with the proceeds of loans from our shareholders, the notes payable, the sale of common stock and warrants to purchase common stock, and the cash on hand derived from the Purchase Agreement. As of May 31, 2015, we did not have any cash and cash equivalents. As of May 31, 2015, we had $11,835 in receivables due from a related party.

Net cash used in operating activities was $77,743, $44,082, $19,404 and $107,494 for the fiscal year ended May 31, 2015, 2014, 2013 and 2012, respectively. During the fiscal years ended May 31, 2015, 2014, 2013 and 2012, our company was not engaged in any revenue-generating operations. Cash used in operations was higher in the 2015 and 2014 periods primarily as a result of increased costs related to professional and consulting fees.

Net cash provided by financing activities was $75,987, $44,800, $14,286 and $110,500 for the fiscal years ended May 31, 2015, 2014, 2013 and 2012, respectively. During the fiscal year ended May 31, 2015, we borrowed $3,905 from related parties and repaid $3,418 to related parties. We sold Notes totaling $10,000. We converted Notes payable of $5,000 and sold common stock and warrants totaling $6,685. We entered into a Purchase Agreement and received a deposit on this agreement of $60,000. During the fiscal year ended May 31, 2014, we borrowed $15,300 from related parties and sold Notes totaling $40,000. During the 2014 period we repaid $10,500 to the related parties.

The accompanying financial statements have been prepared assuming that our company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these consolidated financial statements. Our continued existence is dependent upon our ability to effect our business plan and generate sufficient cash flows from operations to support its daily operations, as well as to provide sufficient resources to retire existing liabilities and obligations on a timely basis. We anticipate effecting future sales of debt or equity securities to execute our plans to fund our operations. However, there is no assurance that it will be able to obtain additional funding through the sales of additional debt or equity securities or that such funding, if available, will be obtained on terms favorable to or affordable by our company.

Further, we face considerable risk in our business plan and a potential shortfall of funding due to our inability to raise capital in the debt and equity securities markets. If no additional capital is raised, our company will be forced to rely on existing cash in the bank and or scale back operations until such time that it generates revenues or raises additional capital, which raises substantial doubt about its ability to continue as a going concern.

In such a restricted cash flow scenario, our company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, our company may have to scale back operations and expansion plans during the next twelve months, or until such time as necessary funds can be raised in the debt or equity securities markets.

Off-Balance Sheet Arrangements

As of May 31, 2015, 2014 and 2013, we had no off-balance sheet arrangements.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

AgriVest Americas, Inc.

We have audited the accompanying balance sheets of AgriVest Americas, Inc. as of May 31, 2015, 2014, 2013, and 2012, and the related statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the four year period ended May 31, 2015. AgriVest Americas, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AgriVest Americas, Inc. as of May 31, 2015, 2014, 2013, and 2012, and the results of its operations and its cash flows for each of the years in the four year period ended May 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had recurring net losses and recurring net cash used in operations for each of the four years ended May 31, 2015, 2014, 2013, and 2012, respectively and has an accumulated deficit totaling $12,710,151 at May 31, 2015. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, NJ

September 16, 2015.

AgriVest Americas, Inc.

BALANCE SHEETS

	May 31, 2015		May 31, 2014	May 31, 2013	May 31, 2012
Assets
Cash and cash equivalent	$	---	$1,756	$1,038	$6,156
Other current assets		11,835	---	---	---
Total assets		$11,835	$1,756	$1,038	$6,156

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses		$220,222	$224,651	$213,184	$116,650
Loan payable shareholders		65,073	64,586	59,786	45,500
Due to related parties		60,000	---	---	---
Notes payable		85,000	80,000	40,000	37,724
Total liabilities		$430,295	$369,237	$312,970	$199,874

Shareholders’ equity (deficit):
Common stock, $.001 par value; 100,000,000 shares authorized; 21,742,322 and 21,624,509, shares issued and outstanding, respectively		21,742	21,624	21,624	21,624
Common stock subscribed, 50,000 shares		50	---	---	---
Additional paid-in capital		12,269,899	12,263,382	12,263,382	12,263,382
Accumulated deficit		(12,710,151)	(12,652,487)	(12,596,937)	(12,478,724)
Total shareholders’ deficit		(418,460)	(367,481)	(311,931)	(193,718)
Total liabilities and shareholders’ deficit		$11,835	$1,756	$1,038	$6,156

See accompanying notes to the financial statements.

AgriVest Americas, Inc.

STATEMENTS OF OPERATIONS

	For the year ended May 31,
	2015	2014	2013	2012

Selling, general and administrative expenses	$(47,842)	$(46,286)	$(107,888)	$(175,462)
Other income, net	4,204	---	---	2,769
Interest expense	(14,026)	(9,264)	(10,326)	(7,172)

Net loss	$(57,664)	$(55,550)	$(118,213)	$(179,865)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	21,692,292	21,624,509	21,624,509	11,778,971

See accompanying notes to the financial statements.

AgriVest Americas, Inc.

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock Subscribed		Common Stock		Additional Paid-In	Accumulated	Shareholder’ Equity
	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Deficit)
Balance, May 31, 2012	---	---	21,624,509	$21,624	$12,263,382	$(12,478,724)	$(193,718)

Net loss	---	---	---	---	---	(118,213)	(118,213)

Balance, May 31, 2013	---	---	21,624,509	$21,624	$12,263,382	$(12,596,937)	$(311,931)

Net loss	---	---	---	---	---	(55,550)	(55,550)

Balance, May 31, 2014	---	---	21,624,509	$21,624	$12,263,382	$(12,652,487)	$(367,481)

Common stock issued for subscription	50,000	50	---	---	4,950	---	$5,000

Settlement of note and accrued interest	---	---	107,813	108	1,077	---	$1,185

Exercise of warrants	---	---	10,000	10	490	---	$500

Net loss	---	---	---	---	---	(57,664)	(57,664)

Balance, May 31, 2015	50,000	50	21,742,322	$21,742	$12,269,899	$(12,710,151)	$(418,460)

See accompanying notes to the financial statements.

AgriVest Americas, Inc.

STATEMENTS OF CASH FLOWS

	For the year ended May 31,
	2015		2014	2013	2012
Operating activities

Net loss		$(57,664)	$(55,550)	$(118,213)	$(179,865)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of note payable discount		---	---	2,276	2,746
Gain on extinguishment of debt		(4,204)	---	---	--
Changes in operating assets and liabilities:
Increase in other current assets		(11,835)	---	---	---
(Decrease) increase in accounts payable and accrued expenses		(4,040)	11,468	96,533	69,625
Net cash used in operating activities		(77,743)	(44,082)	(19,404)	(107,494)

Financing activities
Loan from shareholders		3,905	15,300	14,286	41,000
Proceeds from issuance of note payable		10,000	40,000	---	40,000
Repayment of shareholder loans		(3,418)	(10,500)	---	(20,500)
Proceeds from refundable deposit		60,000	---	---	---
Proceeds from common stock subscriptions		5,000	---	---	50,000
Proceeds from exercise of warrants		500	---	---	---
Net cash provided by financing activities		75,987	44,800	14,286	110,500

Decrease (increase) in cash and cash equivalents		(1,756)	718	(5,118)	3,006
Cash and cash equivalents at beginning of year		1,756	1,038	6,156	3,150
Cash and cash equivalents at end of year	$	---	$1,756	$1,038	$6,156

Noncash investing and financing activities:
Shareholder forgiveness of accrued expense		---	---	---	$18,000
Repayment of accrued expenses with stock		$86	---	---	---
Repayment of note payable with stock		$1,100	---	---	---

See accompanying notes to the financial statements.

AgriVest Americas, Inc.

BALANCE SHEETS

	August 31, 2014	May 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$769	$1,756

Total assets	$769	$1,756

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$235,092	$224,651
Loan payable shareholders	66,211	64,586
Notes payable	90,000	80,000

Total liabilities	391,303	369,237

Shareholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 21,624,509 shares issued and outstanding	21,624	21,624
Additional paid-in capital	12,263,382	12,263,382
Accumulated deficit	(12,675,540)	(12,652,487)
Total shareholders’ deficit	(390,534)	(367,481)
Total liabilities and shareholders’ deficit	$769	$1,756

See accompanying notes.

AgriVest Americas, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

	Three-months ended
	August 31, 2014	August 31, 2013

Selling, general and administrative expenses	$(19,494)	$(3,548)

Interest expense	(3,558)	(1,574)

Net (loss) before income taxes	(23,053)	(5,122)
Provision for income taxes	-	-

Net (loss)	$(23,053)	$(5,122)

Basic and diluted net (loss) per share:

Net (loss) per basic and diluted share	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	21,624,509	21,624,509

See accompanying notes.

AgriVest Americas, Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three-months ended
	August 31, 2014	August 31, 2013
Operating activities
Net (loss)	$(23,053)	$(5,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	10,440	1,574
Net cash (used in) operating activities	(12,612)	(3,548)

Net cash provided by financing activities
Loan from shareholders	2,350	4,000
Proceeds from issuance of notes payable	10,000	---
Repayment of loans from shareholders	(725)	---
Net cash provided by financing activities	11,625	4,000

Decrease (increase) in cash and cash equivalents	(987)	452
Cash and cash equivalents at beginning of period	1,756	1,038
Cash and cash equivalents at end of period	$769	$1,490

See accompanying notes.

AgriVest Americas, Inc.

BALANCE SHEETS

	August 31, 2013	May 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,490	$1,038

Total assets	$1,490	$1,038

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$214,758	$213,184
Loan payable shareholders	63,786	59,786
Notes payable	40,000	40,000

Total liabilities	318,544	312,970

Shareholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 21,624,509 shares issued and outstanding	21,624	21,624
Additional paid-in capital	12,263,382	12,263,382
Accumulated deficit	(12,602,060)	(12,596,937)
Total shareholders’ deficit	(317,054)	(311,931)
Total liabilities and shareholders’ deficit	$1,490	$1,038

See accompanying notes.

AgriVest Americas, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

	Three-months ended
	August 31, 2013	August 31, 2012

Selling, general and administrative expenses	$(3,548)	$(31,196)

Interest expense	(1,574)	(3,630)

Net (loss) before income taxes	(5,122)	(34,826)
Provision for income taxes	-	-

Net (loss)	$(5,122)	$(34,826)

Basic and diluted net (loss) per share:

Net (loss) per basic and diluted share	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	21,624,509	21,624,509

See accompanying notes.

AgriVest Americas, Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three-months ended
	August 31, 2013	August 31, 2012
Operating activities
Net (loss)	$(5,122)	$(34,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Amortization of debt discount	---	1,565
Accounts payable and accrued expenses	1,574	26,792
Net cash (used in) operating activities	(3,548)	(6,469)

Net cash provided by financing activities
Loan from shareholders	4,000	1,711
Net cash provided by financing activities	4,000	1,711

Increase (decrease) in cash and cash equivalents	452	(4,758)
Cash and cash equivalents at beginning of period	1,038	6,156
Cash and cash equivalents at end of period	$1,490	$1,398

See accompanying notes.

AgriVest Americas, Inc.

BALANCE SHEETS

(unaudited)

	November 30, 2014	May 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$216	$1,756

Total assets	$216	$1,756

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$238,191	$224,652
Loan payable shareholders	65,105	64,586
Notes payable	85,000	80,000

Total liabilities	388,296	369,237

Shareholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 21,791,637 and 21,624,509 shares issued and outstanding, respectively	21,792	21,624
Additional paid-in capital	12,269,899	12,263,382
Accumulated deficit	(12,679,771)	(12,652,487)
Total shareholders’ deficit	(388,080)	(367,481)
Total liabilities and shareholders’ deficit	$216	$1,756

See accompanying notes.

AgriVest Americas, Inc.

STATEMENT OF OPERATIONS

(unaudited)

	Three-months ended November 30,
	2014	2013

Selling, general and administrative expenses	$(4,945)	$(2,368)

Other income	4,204	-

Interest expense	(3,490)	(2,251)

Net loss before income taxes	(4,231)	(4,619)
Provision for income taxes	-	-

Net loss	$(4,231)	$(4,619)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	21,791,637	21,624,509

See accompanying notes.

AgriVest Americas, Inc.

STATEMENT OF OPERATIONS

(unaudited)

	Six-months ended November 30,
	2014	2013

Selling, general and administrative expenses	$(24,440)	$(5,916)

Other income	4,204	-

Interest expense	(7,048)	(3,825)

Net (loss) before income taxes	(27,284)	(9,741)
Provision for income taxes	-	-

Net (loss)	$(27,284)	$(9,741)

Basic and diluted net loss per share:

Net (loss) per basic and diluted share	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	21,791,637	21,624,509

See accompanying notes.

AgriVest Americas, Inc.

STATEMENT OF CASH FLOWS

(unaudited)

	Six-months ended November 30,
	2014	2013
Operating activities
Net (loss)	$(27,284)	$(9,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	13,540	3,345
Net cash used in operating activities	(13,744)	(6,396)

Net cash provided by financing activities
Loan from shareholders	3,865	6,000
Proceeds from issuance of notes payable	10,000	---
Repayment of loans from shareholders	(3,346)	---
Conversion of notes payable	(5,000)	---
Issuance of common stock	6,685	---
Net cash provided by financing activities	12,204	6,000

Decrease in cash and cash equivalents	(1,540)	(396)
Cash and cash equivalents at beginning of period	1,756	1,038
Cash and cash equivalents at end of period	$216	$642

See accompanying notes.

AgriVest Americas, Inc.

BALANCE SHEETS

(unaudited)

	November 30, 2013	May 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$642	$1,038

Total assets	$642	$1,038

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$216,528	$213,184
Loan payable shareholders	65,786	59,786
Notes payable	40,000	40,000

Total liabilities	322,314	312,970

Shareholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 21,624,509 shares issued and outstanding	21,624	21,624
Additional paid-in capital	12,263,382	12,263,382
Accumulated deficit	(12,606,678)	(12,596,937)
Total shareholders’ deficit	(321,672)	(311,931)
Total liabilities and shareholders’ deficit	$642	$1,038

See accompanying notes.

AgriVest Americas, Inc.

STATEMENT OF OPERATIONS

(unaudited)

	Three-months ended November 30,
	2013	2012

Selling, general and administrative expenses	$(2,368)	$(26,923)

Interest expense	(2,251)	(2,718)

Net loss before income taxes	(4,619)	(29,641)
Provision for income taxes	-	-

Net loss	$(4,619)	$(29,641)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	21,624,509	21,624,509

See accompanying notes.

AgriVest Americas, Inc.

STATEMENT OF OPERATIONS

(unaudited)

	Six-months ended November 30,
	2013	2012

Selling, general and administrative expenses	$(5,916)	$(58,119)

Interest expense	(3,825)	(6,348)

Net (loss) before income taxes	(9,741)	(64,467)
Provision for income taxes	-	-

Net (loss)	$(9,741)	$(64,467)

Basic and diluted net loss per share:

Net (loss) per basic and diluted share	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	21,624,509	21,624,509

See accompanying notes.

AgriVest Americas, Inc.

STATEMENT OF CASH FLOWS

(unaudited)

	Six-months ended November 30,
	2013	2012
Operating activities
Net (loss)	$(9,741)	$(64,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Amortization of debt discount	---	2,276
Accounts payable and accrued expenses	3,345	55,721
Net cash used in operating activities	(6,396)	(6,470)

Net cash provided by financing activities
Loan from shareholders	6,000	1,412
Net cash provided by financing activities	6,000	1,412

Decrease in cash and cash equivalents	(396)	(5,058)
Cash and cash equivalents at beginning of period	1,038	6,156
Cash and cash equivalents at end of period	$642	$1,098

See accompanying notes.

AgriVest Americas, Inc.

BALANCE SHEETS

(unaudited)

	February 28, 2015		May 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$	---	$1,756

Total assets	$	---	$1,756

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses		$242,032	$224,651
Loan payable shareholders		65,073	64,586
Notes payable		85,000	80,000

Total liabilities		392,105	369,237

Shareholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 21,791,637 and 21,624,509 shares issued and outstanding, respectively		21,792	21,624
Additional paid-in capital		12,269,899	12,263,382
Accumulated deficit		(12,618,630)	(12,652,487)
Total shareholders’ deficit		(392,105)	(367,481)
Total liabilities and shareholders’ deficit	$	---	$1,756

See accompanying notes.

AgriVest Americas, Inc.

STATEMENT OF OPERATIONS

(unaudited)

	Three-months ended,
	February 28, 2015	February 28, 2014

Selling, general and administrative expenses	$(537)	$(8,733)
Amortization of debt discount	-	-
Interest expense	(3,489)	(3,219)

Net (loss) before income taxes	(4,026)	(11,952)

Provision for income taxes	-	-

Net (loss)	$(4,026)	$(11,952)

Basic and diluted net (loss) per share:

Net (loss) per basic and diluted share	$(0.00)	(0.00)

Weighted average shares outstanding:
Basic and diluted	21,791,637	21,624,509

See accompanying notes.

AgriVest Americas, Inc.

STATEMENT OF OPERATIONS

(unaudited)

	Nine-months ended,
	February 28, 2015	February 28, 2014

Selling, general and administrative expenses	$(24,976)	$(14,650)
Other income	4,204	---
Interest expense	(10,537)	(7,043)

Net (loss) before income taxes	(31,309)	(21,693)

Provision for income taxes	-	-

Net (loss)	$(31,309)	$(21,693)

Basic and diluted net (loss) per share:

Net (loss) per basic and diluted share	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	21,791,637	21,624,509

See accompanying notes.

AgriVest Americas, Inc.

STATEMENT OF CASH FLOWS

(unaudited)

	Nine-months ended,
	February 28, 2015		February 28, 2014
Operating activities
Net (loss)		$(31,309)		$(21,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses		17,381		8,893
Net cash used in operating activities		(13,928)		(12,800)

Net cash provided by financing activities
Loan from shareholders		3,905		12,100
Proceeds from issuance of notes payable		10,000		---
Repayment of shareholder loans		(3,418)		---
Conversion of notes payable		(5,000)		---
Issuance of common stock		6,685		---
Net cash provided by financing activities		12,172		12,100

Change in cash and cash equivalents		(1,756)		(700
Cash and cash equivalents at beginning of period		1,756		1,038
Cash and cash equivalents at end of period	$	---		$338

Noncash investing and financing activities:
None	$	---	$	---

See accompanying notes.

AgriVest Americas, Inc.

BALANCE SHEETS

(unaudited)

	February 28, 2014	May 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$338	$1,038

Total assets	$338	$1,038

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$222,076	$213,184
Loan payable shareholders	71,886	59,786
Notes payable	40,000	40,000

Total liabilities	333,962	312,970

Shareholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 21,624,509 shares issued and outstanding	21,624	21,624
Additional paid-in capital	12,263,382	12,263,382
Accumulated deficit	(12,618,630)	(12,596,937)
Total shareholders’ deficit	(333,624)	(311,931)
Total liabilities and shareholders’ deficit	$338	$1,038

See accompanying notes.

AgriVest Americas, Inc.

STATEMENT OF OPERATIONS

(unaudited)

	Three-months ended,
	February 28, 2014	February 29, 2013

Selling, general and administrative expenses	$(8,733)	$(14,626)

Interest expense	(3,219)	(2,168)

Net (loss) before income taxes	(11,952)	(16,794)

Provision for income taxes	-	-

Net (loss)	$(11,952)	$(16,794)

Basic and diluted net (loss) per share:

Net (loss) per basic and diluted share	$(0.00)	(0.00)

Weighted average shares outstanding:
Basic and diluted	21,624,509	21,624,509

See accompanying notes.

AgriVest Americas, Inc.

STATEMENT OF OPERATIONS

(unaudited)

	Nine-months ended,
	February 28, 2014	February 28, 2013

Selling, general and administrative expenses	$(14,650)	$(72,745)

Amortization of debt discount	---	(2,276)

Interest expense	(7,043)	(6,455)

Net (loss) before income taxes	(21,693)	(81,476)

Provision for income taxes	-	-

Net (loss)	$(21,693)	$(81,476)

Basic and diluted net (loss) per share:

Net (loss) per basic and diluted share	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	21,624,509	21,624,509

See accompanying notes.

AgriVest Americas, Inc.

STATEMENT OF CASH FLOWS

(unaudited)

	Nine-months ended,
	February 28, 2014		February 28, 2013
Operating activities
Net (loss)		$(21,693)		$(81,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Amortization of debt discount		---		2,276
Accounts payable and accrued expenses		8,893		67,922
Net cash used in operating activities		(12,800)		(11,278)

Net cash provided by financing activities
Loan from shareholders		12,100		5,786

Change in cash and cash equivalents		(700)		(5,492
Cash and cash equivalents at beginning of period		1,038		6,156
Cash and cash equivalents at end of period		$338		$664

Noncash investing and financing activities:
None	$	---	$	---

See accompanying notes.

AgriVest Americas, Inc. Notes to the Financial Statements

Note 1. Organization and Significant Accounting Policies

Organization

AgriVest Americas, Inc. (formerly Robocom Systems International Inc.) (sometimes referred to herein, after the effective date of the Reincorporation Merger (defined below) as, the “Company”) was incorporated under the laws of the State of New York in June 1982 and reincorporated in the State of Delaware on December 5, 2011. Since October 2005, the Company has been a “shell” company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, whose sole purpose was to locate and consummate a merger with or an acquisition of a private entity (see “Plan of Operations” below). As of February 29, 2012, the financial statements include the accounts of Robocom Systems International Inc.

Reincorporation Merger Agreement

On December 5, 2011, Robocom Systems International Inc., a New York corporation (“Robocom”), entered into an Agreement and Plan of Merger dated as of December 5, 2011 (the “Merger Agreement’) with the AgriVest Americas, Inc. (referred to herein prior to the Reincorporation Merger, as “AgriVest”) in order to effect a reincorporation of Robocom through the merger of Robocom with and into AgriVest (the “Reincorporation Merger”). At the time of the Reincorporation Merger, AgriVest was a newly-formed Delaware corporation and a wholly-owned subsidiary of Robocom formed specifically for the purpose of effecting a reincorporation of Robocom in the State of Delaware. Pursuant to the Merger Agreement, on December 5, 2011, Robocom merged with and into AgriVest, making AgriVest the surviving corporation. The Reincorporation Merger resulted in the following:

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

AgriVest Americas, Inc. Notes to the Financial Statements (continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three-months or less at the time of purchase to be cash equivalents.

Basic and Diluted Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the periods presented.

The Company calculates income (loss) per common share in accordance with ASC Topic 260, "Earnings Per Share". Basic and diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents consist of warrants and are excluded from the computation of diluted income (loss) per share, since the effect would be anti-dilutive. Common share equivalents, which could potentially dilute basic earnings (loss) per share in the future, and which were excluded from the computation of diluted income (loss) per share, totaled approximately 91,000 and 81,000 shares at May 31, 2015 and 2014, respectively. There were no Common share equivalents for the periods ending May 31, 2013 or 2012.

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

The Company's 2015, 2014, 2013 and 2012 federal and state tax returns remain subject to examination by the respective taxing authorities. In addition, net operating losses arising from prior years are also subject to examination at the time that they are utilized in future years. Neither the Company's federal or state tax returns are currently under examination.

AgriVest Americas, Inc. Notes to the Financial Statements (continued)

Note 2. Related Party Transactions

From time to time, we have borrowed money from each of Michael Campbell and Eric M. Hellige, each of whom is a member of our board of directors and is a person who has a beneficial ownership of our outstanding common stock. Each borrowing bears interest at the rate of 8% per annum and matures on the earlier of (1) the date we are no longer a shell company, or June 30, 2015. As of May 31, 2015 and 2014, we had net borrowings of approximately $25,693 and $25,936 from Mr. Campbell, respectively and $25,350 in both periods from Mr. Hellige. Since June 1, 2012, we have not made any payments of principal or interest on the amounts we owe to Messrs. Campbell and Hellige. During the period ended May 31, 2015, certain miscellaneous expenses were offset against amounts owed to Mr. Campbell.

During the fiscal year ended May 31, 2015, we borrowed $3,525 and $380 from M1 Advisors and RHI Venture 2, respectively. We made payments of $3,075 to M1 Advisors and $100 to RHI Venture 2, respectively.

During the fiscal year ended May 31, 2014, we borrowed $5,050 and $10,250 from M1 Advisors and RHI Venture 2, respectively. During the fiscal year ended May 31, 2013, we borrowed $5,000 and $3,500 from M1 Advisors and RJI Venture 2, respectively.

Both of these companies are owned by Michael Campbell, a member of our board of directors and is a person who has a beneficial ownership of our outstanding common stock. Each borrowing bears interest at the rate of 8% per annum and matures on the earlier of (1) the date we are no longer is a shell company, or June 30, 2015.

As of May 31, 2015, we had net borrowings of $14,030 from RHI Venture 2. As of May 31, 2014, we had net borrowings of $13,300 from M1 Advisors and RHI Venture 2.

During the fiscal year ended May 31, 2015, we paid consulting fees to M1 Advisors and RHI Venture 2 of $17,950 and $250 respectively. We did not pay consulting fees to either of these related parties during the fiscal year ended May 31, 2014, 2013 or 2012.

During the fiscal year ended May 31, 2015, we entered into a letter of intent with Fision Holding, Inc. (“Fision”) to merge with Fision through a Reverse Take Over (“RTO”). We have agreed in principle to buy Fision by issuing a number of shares of common stock that will represent 96% of the post-merged entity’s fully diluted and outstanding capital structure through the merger. At the time the transaction is completed, Fision will have contributed $150,000 in cash to be used by us to settle certain outstanding obligations. The perceived value of the contemplated transaction to us is agreed by the parties to be worth approximately $526,887 ($150,000 in cash plus $376,887 in retained stock). To start the contemplated RTO, we required a $60,000 deposit to prepare for the RTO and complete all pre-merger audits, corporate filings, and reverse stock splits required to deliver the shell up-to-date in all SEC filings and ready for Merger through the RTO process. As of May 31, 2015, Fision has made deposits totaling $60,000 under this agreement. There can be no assurance that we will enter into a binding agreement to merge with Fision or that the RTO will be consummated.

AgriVest Americas, Inc. Notes to the Financial Statements (continued)

Note 3. Notes Payable

During the fiscal year ended May 31, 2015, we issued to one investor a promissory note in the aggregate principal amount of $10,000 with interest at 15% per annum. The promissory note is payable the date on which the Company consummates one or more offerings of debt or equity securities with aggregate net proceeds to the Company of at least $5,000,000. As an incentive to purchase the notes, the Company issued to the investor warrants to purchase 20,000 shares of the Company’s common stock. During the fiscal year ended May 31, 2015, one investor converted promissory notes in the aggregate principal amount of $5,000 and related interest of $390 to 107,813 shares of common stock. This transaction resulted in a gain of $4,204.

During the fiscal year ended May 31, 2014, the Company issued to three investors promissory notes in the aggregate principal amount of $40,000 with interest at 15% per annum. The promissory notes are payable the date on which the Company consummates one or more offerings of debt or equity securities with aggregate net proceeds to the Company of at least $5,000,000. As an incentive to purchase the notes, the Company issued to the investors warrants to purchase 81,000 shares of the Company’s common stock.

During the year ended May 31, 2012, the Company issued to three investors promissory notes in the aggregate principal amount of $40,000 with interest at 10% per annum. The promissory notes are payable the earlier of (i) the date on which the Company consummates one or more offerings of debt or equity securities with aggregate net proceeds to the Company of at least $10,000,000, or (ii) October 31, 2012. As an incentive to purchase the notes, the Company issued to the investors 204,000 shares of the Company’s common stock. The relative fair value of the shares was $5,022 and was recorded as debt discount. The debt discount is being amortized and recorded as interest expense over the term of the debt. Amortization of the discount for the fiscal year ended May 31, 2013 and 2012 was $2,276 and $2,746, respectively. There was no unamortized discount as of May 31, 2015 and 2014.

Note 4. Shareholders Equity (Deficit)

Preferred Stock

The Company has 25,000,000 of “Blank Check” Preferred stock $.001 par value authorized. As of May 31, 2015, the Company had no shares of preferred stock is issued or outstanding.

Common Stock

All common stock share and per share data has been adjusted for the reverse stock split as described above in Note 1 Reincorporation Merger Agreement.

During the fiscal year ended May 31, 2015, one investor converted promissory notes in the aggregate principal amount of $5,000 and related interest of $390 to 107,813 shares of common stock. This transaction resulted in a gain of $4,204.

During the fiscal year ended May 31, 2015, one investor exercised warrants to purchase 10,000 shares of common stock for $500.

During the fiscal year ended May 31, 2015, the Company sold 50,000 shares at $0.10 per share for total proceeds of $5,000. As of May 31, 2015 the shares have yet to be issued; therefore, the par value of the shares, $50, is recorded as common stock subscribed.

Note 5. Income Taxes

Deferred tax assets as of May 31, 2015, 2014, 2013 and 2012 were substantially comprised of net operating loss carryforwards, net of valuation allowances.

The Company did not record any provision for or benefit of income taxes in the years ended May 31, 2015, 2014, 2013 or 2012. The valuation allowance at May 31, 2015, 2014, 2013 and 2012 was provided because of uncertainty, based on our historical results, with respect to realization of deferred tax assets. The valuation allowance increased during the year ended May 31, 2015, 2014, 2013 and 2012 by $58,000, $55,500 and $15,000, respectively.

At May 31, 2014 and 2015, the Company had net operating loss carryforwards of approximately $5.37 million for income tax purposes, which may be able to reduce taxable income in future years. The utilization of these losses to reduce future income taxes will depend on the Company generating sufficient taxable income prior to the expiration of the net operating loss carryforwards. Net operating loss carryforwards will expire in various years through May 31, 2035.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

The management of our company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of May 31, 2015 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of May 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

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

The material weakness described above caused management to conclude that, as of May 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level. Management will continue to evaluate our existing accounting personnel needs and intends to increase the Company’s accounting and financing personnel resources by hiring additional accounting staff. However, the Company will be unable to remedy this material weakness in its disclosure controls until it has the financial resources that will allow it to hire additional qualified employees.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of us;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of May 31, 2015, the end of our last fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Item 9B. Other Information

Not applicable.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and ages of our directors and executive officers as of September 16, 2015:

Name	Age	Position
Michael B. Campbell	59	Chief Executive Officer and Director
Eric M. Hellige	60	Director

The biographies of each of the directors and executive officer below contains information regarding the person’s service, business experience, positions held currently or at any time during the last five years, and for each director or any nominee for director the particular experiences, qualifications, attributes or skills that caused our Board of Directors to determine that such person should serve as a director for us in 2015, and the names of any other publicly-held companies of which such person served as a director in the past five years.

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

Eric M. Hellige, Director

Eric M. Hellige has been a director of our company since December 2010. For more than the last five years, Mr. Hellige has been a member of the law firm of Pryor Cashman LLP, New York, New York.

Mr. Hellige brings to the Board of Directors over 30 years of experience counseling business entities in a wide range of general corporate, financing and mergers and acquisitions activities. During the past five years, Mr. Hellige has not served as a director of another company with a class of securities registered pursuant to Section 12 of the Exchange Act.

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

Based solely upon a review by us of Forms 3 and 4 relating to fiscal years 2015, 2014 and 2013 as furnished to us under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to us with respect to fiscal year 2012, we believe that during the fiscal years ended May 31, 2015, 2014 and 2013, there was no failure to comply with Section 16(a) filing requirements applicable to our officers, directors and 10% stockholders.

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

Committees of the Board of Directors

Audit Committee

Our Board of Directors established an audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. There are currently no members of the audit committee. The members of our Board of Directors perform the functions of the audit committee. All future members of the audit committee will be independent within the meaning of Rule 4200(a)(15) of the Nasdaq Stock Market Corporate Governance Standards, as amended. Due to our status as a shell company and our limited resources, we do not have access to additional eligible candidates. The audit committee is directly responsible for the appointment, compensation and oversight of our independent auditors. The audit committee oversees the financial reporting process on behalf of our Board of Directors by reviewing with the independent auditors the scope and results of the audit engagement, monitoring our financial policies and internal control procedures, and reviewing and monitoring the provisions of non-audit services performed by our independent auditors. Management is responsible for our internal controls and establishing and reviewing the financial reporting process. The audit committee acts under a written charter adopted and approved in September 1997. The audit committee did not meet during the fiscal year ended May 31, 2015, 2014 or 2013.

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

Compensation Committee

Our Board of Directors established a compensation committee; however, there are currently no members of the compensation committee. Our entire Board of Directors performs the functions of the compensation committee. All future members of the compensation committee will be independent within the meaning of Rule 4200(a)(15) of the Nasdaq Stock Market Corporate Governance Standards, as amended. Due to our status as a shell company and our limited resources, we do not have access to additional eligible candidates. The compensation committee is responsible for reviewing and recommending salaries, bonuses and other compensation for our officers. The compensation committee is also responsible for administering our stock option plan and for establishing terms and conditions of all stock options granted under the plan. The compensation committee did not meet during the fiscal year ended May 31, 2015, 2014 or 2013.

Item 11. Executive Compensation.

The following table sets forth all compensation awarded to, earned by or paid to the chief executive officer (“CEO”) of our company. We did not employ any other executive officers in fiscal 2015, 2014 or fiscal 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)

Michael Campbell	2015	----	----	----	----	----	----	----	----
Chief Executive	2014	----	----	----	----	----	----	----	----
Officer	2013	----	----	----	----	----	----	----	----

(1)	Represents amounts paid to Mr. Campbell under his consulting agreement.

Outstanding Equity Awards at Fiscal Year End

There were no equity awards for our named executive officer, including unexercised options, stock that has not vested and equity incentive plan awards, outstanding at fiscal year ended May 31, 2015, 2014 or 2013.

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

Directors’ Compensation

The members of our Board of Directors are not compensated for their service on the Board of Directors, and no member of the Board of Directors received any cash, stock or other compensation during the years ended May 31, 2015, 2014 or 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth, as of September 16, 2015, the names, addresses and number of shares of common stock beneficially owned by (i) all persons known to our management to be beneficial owners of more than 5% of the outstanding shares of our common stock, (ii) each director of our company, (iii) each named Executive Officer and (iv) all executive officers and directors of our company as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned):

Name and Address of Beneficial Owner(1)	Amount and Nature Of Beneficial Ownership(2)		Percent of Class(2)

Michael B. Campbell	18,500,000	(3)	85.6%
Eudora Partners, LLC	1,135,000	(4)	5.25%
Eric M. Hellige	1,135,000	(4)	5.25%
All executive officers and directors as a group (3 persons)	19,635,000		90.8%

(1)	The address of Michael B. Campbell is 11756 Willard Ave., Tustin, CA 92782. The address of Eudora Partners, LLC and Eric M. Hellige is 475 Hempstead Avenue, Rockville Centre, NY 11570.

(2)	Except as indicated in the footnotes to this table, we believe that all persons named in the table have sole voting and investment power with respect to all common stock shown as beneficially owned by them. In accordance with the rules of the Securities and Exchange Commission (the “Commission”), a person or entity is deemed to be the beneficial owner of common stock that can be acquired by such person or entity within sixty (60) days upon the exercise of options or warrants or other rights to acquire common stock. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and which are exercisable within sixty (60) days have been exercised. The inclusion herein of such shares listed as beneficially owned does not constitute an admission of beneficial ownership.

(3)	Beneficial ownership of shares report on Schedule 13D filed with the Commission on December 13, 2011.

(4)	Represents shares owned by Eudora Partners, LLC (“Eudora”). Eric M. Hellige, a director of our company, serves as the managing member of Eudora, which is a family limited partnership, and has investment and voting control over the shares owned by Eudora. Mr. Hellige disclaims beneficial ownership of the shares owned by Eudora, except to the extent of his pecuniary interest therein. Beneficial ownership of shares report on Schedule 13D filed with the Commission on December 8, 2011.

Securities Authorized for Issuance under Equity Compensation Plans

Our 1997 Stock Option and Long-term Incentive Compensation Plan expired on May 15, 2007, and as of May 31, 2015, 2014 and 2013, we had no outstanding options or warrants and no compensation plan under which shares of common stock may be issued. We have no equity compensation plans or arrangements that have not been approved by shareholders.

Item 13. Certain Relationships and Related Transactions, Director Independence.

From time to time, we have borrowed money from each of Michael Campbell and Eric M. Hellige, each of whom is a member of our board of directors and is a person who has a beneficial ownership of our outstanding common stock. Each borrowing bears interest at the rate of 8% per annum and matures on the earlier of (1) the date we are no longer is a shell company, or June 30, 2015. As of May 31, 2015 and 2014, we had net borrowings of $25,693 and $25,936 from Mr. Campbell, respectively and $25,350 in both periods from Mr. Hellige. Since June 1, 2012, we have not made any payments of principal or interest on the amounts we owe to Messrs. Campbell and Hellige. During the period ended May 31, 2015, certain miscellaneous expenses were offset against amounts owed to Mr. Campbell.

During the fiscal year ended May 31, 2015, we borrowed $3,525 and $380 from M1 Advisors and RHI Venture 2, respectively. We made payments of $3,075 to M1 Advisors and $100 to RHI Venture 2, respectively.

During the fiscal year ended May 31, 2014, we borrowed $5,050 and $10,250 from M1 Advisors and RHI Venture 2, respectively. During the fiscal year ended May 31, 2013, we borrowed $5,000 and $3,500 from M1 Advisors and RJI Venture 2, respectively.

Both of these companies are owned by Michael Campbell, a member of our board of directors and is a person who has a beneficial ownership of our outstanding common stock. Each borrowing bears interest at the rate of 8% per annum and matures on the earlier of (1) the date we are no longer is a shell company, or June 30, 2015.

As of May 31, 2015, we had net borrowings of $14,030 from RHI Venture 2. As of May 31, 2014, we had net borrowings of $13,300 from M1 Advisors and RHI Venture 2.

During the fiscal year ended May 31, 2015, we entered into a letter of intent with Fision Holding, Inc. (“Fision”) to merge with Fision through a Reverse Take Over (“RTO”). We have agreed in principle to buy Fision by issuing a number of shares of common stock that will represent 96% of the post-merged entity’s fully diluted and outstanding capital structure through the merger. At the time the transaction is completed, Fision will have contributed $150,000 in cash to be used by us to settle certain outstanding obligations. The perceived value of the contemplated transaction to us is agreed by the parties to be worth approximately $526,887 ($150,000 in cash plus $376,887 in retained stock). To start the contemplated RTO, we required a $60,000 deposit to prepare for the RTO and complete all pre-merger audits, corporate filings, and reverse stock splits required to deliver the shell up-to-date in all SEC filings and ready for Merger through the RTO process. As of May 31, 2015, Fision has made deposits totaling $60,000 under this agreement. There can be no assurance that we will enter into a binding agreement to merge with Fision or that the RTO will be consummated.

Item 14. Principal Accountant Fees and Services.

The following table lists aggregate fees paid for professional services rendered by Rosenberg Rich Baker Berman & Company, our current auditors, for the fiscal years ended May 31, 2015, 2014 and 2013:

	2015	2014		2013
Audit Fees(1)	$15,000	$	---	$15,000
Audit Related Fees	---		---	---
Tax Fees	---		---	---
All Other Fees	---		---	---

(1)	These fees were for professional services rendered for the audit of our annual financial statements and review of financial statements. There were no other audit related fees for 2015, 2014 and 2013. Rosenberg Rich Baker Berman & Company did not perform any other services for us.

To our knowledge our principal accountant, Rosenberg Rich Baker Berman & Company, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

Board of Directors Pre-Approval Policy

There are currently no members on our audit committee. However, our entire Board of Directors performs the function of an audit committee. All audit and permissible non-audit services provided by our independent auditors, as well as the fees for such services, must be pre-approved by our Board of Directors. The Board of Directors may delegate to one or more designated members of the Board of Directors the authority to pre-approve audit and permissible non-audit services, provided such pre-approval decisions are reported to the full Board of Directors at its next scheduled meeting. Any pre-approval is generally for the current fiscal year, and any pre-approval is detailed as to the particular service or category of services. All audit and non-audit services provided by our independent auditors during fiscal 2014 and fiscal 2013 were approved by or on behalf of our company by our Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The exhibits required by this item are listed on the Exhibit Index attached hereto and are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGRIVEST AMERICAS, INC.

September 16, 2015	By:	/s/ Michael B. Campbell
Michael B. Campbell, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael B. Campbell	Chief Executive Officer and Chairman of the	September 16, 2015
Michael B. Campbell	Board of Directors (Principal Executive Officer and Principal Financial Officer)

/s/ Eric M. Hellige	Director	September 16, 2015
Eric M. Hellige

Exhibit Index

Exhibit Number	Description

2.1	Asset Purchase Agreement dated August 17, 2005, between our company and Avantcé RSI, LLC (incorporated by reference to Exhibit 10.1 to our company’s Current Report on Form 8-K as filed with the Commission on August 17, 2005.

2.2	Agreement and Plan of Merger, dated as of December 5, 2011, by and between our company and Robocom Systems International Inc. (incorporated herein by reference to Exhibit 2.1 to our company’s Current Report on Form 8-K as filed with the Commission on December 8, 2011).

3.1	Certificate of Incorporation of our company (incorporated herein by reference to Exhibit 3.1 to our company’s Current Report on Form 8-K as filed with the Commission on as filed with the Commission on December 8, 2011).

3.2	By-laws of our company (incorporated herein by reference to Exhibit 3.2 to our company’s Current Report on Form 8-K as filed with the Commission on December 8, 2011).

10.1	Securities Purchase Agreement, dated as of December 5, 2011, by and among our company, Robocom Systems International Inc. and Michael Campbell (incorporated herein by reference to Exhibit 2.1 to our company’s Current Report on Form 8-K as filed with the Commission on December 8, 2011).

14.1	Robocom Systems International Inc. Code of Ethics and Business Conduct (incorporated herein by reference to Exhibit 14.1 to our company’s Current Report filed on Form 8-K as filed with the Commission on September 24, 2004.

14.2	Robocom Systems International Inc. Code of Ethics for Financial Executives and Employees (incorporated herein by reference to Exhibit 14.2 to our company’s Current Report filed on Form 8-K as filed with the Commission on September 24, 2004.

31.1	Certification of our company’s Chief Executive Officer and Chief Financial Officer, Michael B. Campbell, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our company’s Chief Executive Officer and Chief Financial Officer, Michael B. Campbell, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.