Form 10-Q
period 2015-08-31
AgriVest Americas, Inc.
filed 2015-10-15
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,742,322 shares of common stock as of October 15, 2015.

AGRIVEST AMERICAS, INC.

FORM 10-Q

i

PART I.     FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AgriVest Americas, Inc.

BALANCE SHEETS

	August 31, 2015		May 31, 2015
	(unaudited)
Assets
Current assets:
Other current assets	$	---	$11,835

Total assets	$	---	$11,835

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses		$239,672	$220,222
Loan payable shareholders		65,073	65,073
Due to related parties		95,000	60,000
Notes payable		85,000	85,000

Total liabilities		484,745	430,295

Shareholders’ equity (Deficit):
Common stock, $.001 par value; 100,000,000 shares authorized; 21,742,322 shares issued and outstanding		21,742	21,742
Common stock subscribed, 50,000 shares		50	50
Additional paid-in capital		12,269,899	12,269,899
Accumulated deficit		(12,776,436)	(12,710,151)
Total shareholders’ deficit		(484,745)	(418,460)
Total liabilities and shareholders’ deficit	$	---	$11,835

See accompanying notes.

AgriVest Americas, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended,
	August 31, 2015	August 31, 2014

Selling, general and administrative expenses	$(62,798)	$(19,494)

Interest expense	(3,489)	(3,558)

Net loss before income taxes	(66,287)	(23,052)

Provision for income taxes	-	-

Net loss	$(66,287)	$(23,052)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	21,742,322	21,624,509

See accompanying notes.

AgriVest Americas, Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended,
	August 31, 2015		August 31, 2014
Operating activities
Net loss		$(66,287)	$(23,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in other current assets		12,317	---
Accounts payable and accrued expenses		18,970	10,440
Net cash used in operating activities		(35,000)	(12,612)

Net cash provided by financing activities
Proceeds from refundable deposit		35,000	---
Proceeds from issuance of notes payable		---	10,000
Loan from shareholders		---	2,350
Repayment of shareholder loans		---	(725)
Net cash provided by financing activities		35,000	11,625

Change in cash and cash equivalents		---	(987)
Cash and cash equivalents at beginning of period		---	1,756
Cash and cash equivalents at end of period	$	---	$769

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

Unaudited Interim Financial Statements

The condensed balance sheet at May 31, 2015 was derived from audited financial statements but does not include all disclosures required by GAAP.

The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X, and should be read in conjunction with the consolidated financial statements and related notes of the Company filed in its 2015 Annual Report on Form 10-K. The financial statements as of August 31, 2015 and for the three months ended August 31, 2015 and 2014 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The condensed balance sheet at May 31, 2015 was derived from audited financial statements but does not include all disclosures required by GAAP.

Liquidity and Capital Resources

The Company’s accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these financial statements.

The Company’s continued existence is dependent upon its ability to effect its business plan and generate sufficient cash flows to support its operations, as well as to provide sufficient resources to retire existing liabilities and obligations on a timely basis. The Company anticipates effecting future sales of debt or equity securities to execute its plans to fund its operations. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional debt or equity securities or that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

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

Note 2 - Related Party Transactions

From time to time, we have borrowed money from each of Michael Campbell and Eric M. Hellige, each of whom is a member of our board of directors and is a person who has a beneficial ownership of our outstanding common stock. Each borrowing bears interest at the rate of 8% per annum and matures on the earlier of (1) the date we are no longer a shell company, or June 30, 2015. As of August 31, 2015, we had net borrowings of approximately $25,693 from Mr. Campbell and $25,350 from Mr. Hellige. As of August 31, 2015, the notes payable are in default.

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

From time to time, we have borrowed money from RHI Venture 2. This company is owned by Michael Campbell, a member of our board of directors and is a person who has a beneficial ownership of our outstanding common stock. Each borrowing bears interest at the rate of 8% per annum and matures on the earlier of (1) the date we are no longer is a shell company, or June 30, 2015. As of August 31, 2015, we had net borrowings of $14,030 from RHI Venture 2. As of August 31, 2015, this note payable is in default.

During the three months ended August 31, 2015, we paid consulting fees to M1 Advisors of $40,000. This company is owned by Michael Campbell, a member of our board of directors and is a person who has a beneficial ownership of our outstanding common stock.

During the fiscal year ended May 31, 2015, we entered into a letter of intent with Fision Holding, Inc. (“Fision”) to merge with Fision through a Reverse Take Over (“RTO”). We have agreed in principle to buy Fision by issuing a number of shares of common stock that will represent 96% of the post-merged entity’s fully diluted and outstanding capital structure through the merger. At the time the transaction is completed, Fision will have contributed $150,000 in cash to be used by us to settle certain outstanding obligations. The perceived value of the contemplated transaction to us is agreed by the parties to be worth approximately $526,887 ($150,000 in cash plus $376,887 in retained stock). To start the contemplated RTO, we required a $60,000 deposit to prepare for the RTO and complete all pre-merger audits, corporate filings, and reverse stock splits required to deliver the shell up-to-date in all SEC filings and ready for Merger through the RTO process. As of August 31, 2015, Fision has made deposits totaling $95,000 under this agreement. There can be no assurance that we will enter into a binding agreement to merge with Fision or that the RTO will be consummated.

Note 3 – Notes Payable

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

During the year ended May 31, 2012, the Company issued to three investors promissory notes in the aggregate principal amount of $40,000 with interest at 10% per annum. The promissory notes are payable the earlier of (i) the date on which the Company consummates one or more offerings of debt or equity securities with aggregate net proceeds to the Company of at least $10,000,000, or (ii) October 31, 2012. As an incentive to purchase the notes, the Company issued to the investors 204,000 shares of the Company’s common stock. The relative fair value of the shares was $5,022 and was recorded as debt discount. The debt discount was amortized and recorded as interest expense over the term of the debt. There was no unamortized discount as of August 31, 2015.

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

Critical Accounting Policies

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

The Company calculates income (loss) per common share in accordance with ASC Topic 260, "Earnings Per Share". Basic and diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents consist of warrants and are excluded from the computation of diluted income (loss) per share, since the effect would be anti-dilutive. Common share equivalents, which could potentially dilute basic earnings (loss) per share in the future, and which were excluded from the computation of diluted income (loss) per share, totaled approximately 91,000 at August 31, 2015.

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

Concentration of Credit Risk. The Company maintains its cash principally at one commercial bank. Management does not believe significant credit risk existed at August 31, 2015.

Results of Operations

Comparison of Three-Month Periods Ended August 31, 2015 and August 31, 2014 (unaudited)

Revenues. We did not record any revenues related to our operations during the three-month periods ended August 31, 2015 and 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of consulting fees, financial personnel and professional fees, as well as other miscellaneous administrative expenses. For the three-months ended August 31, 2015, selling, general and administrative expenses increased by $43,304 to $62,798, as compared to $19,494 during the three-months ended August 31, 2014. This increase was primarily related to increased consulting and professional fees related to seeking a candidate for merger and SEC filing requirements.

Interest Expense. For the three-months ended August 31, 2015, interest expense decreased by $69 to $3,489, as compared to $3,558 during the three-months ended August 31, 2014. This decrease was primarily related to decreased borrowings under the loans from shareholders and the notes payable.

Income Taxes. No provision for or benefit of income taxes was reflected in the 2015 or 2014 periods, as the benefits of operating loss carryforwards have been reserved.

LIQUIDITY AND CAPITAL RESOURCES

Our company’s cash expenditures during the three months ended August 31, 2015 were limited primarily to amounts required for the payment of professional fees in connection with our company meeting its requirements under the securities laws and in completing the transactions contemplated by the Purchase Agreement.

During the three months ended August 31, 2015, we funded our operations with the cash derived from the Purchase Agreement. As of August 31, 2015, we did not have any cash and cash equivalents. As of August 31, 2014, we had $769 in cash and cash equivalents.

Net cash used in operating activities was $35,000 and 12,613 for the three months ended August 31, 2015 and 2014, respectively. During the three months ended August 31, 2015 and 2014, our company was not engaged in any revenue-generating operations. Cash used in operations was higher in the 2015 periods primarily as a result of increased costs related to professional and consulting fees.

Net cash provided by financing activities was $35,000 and $11,625 for the three months ended August 31, 2015 and 2014, respectively. During the three months ended August 31, 2015, we received a deposit on the Purchase Agreement of $35,000. During the three months ended August 31, 2014, we borrowed $2,350 from related parties and repaid $725 to related parties. We sold Notes totaling $10,000.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of three months ended August 31, 2015 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2015, the disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

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

The material weakness described above caused management to conclude that, as of August 31, 2015, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level. Management will continue to evaluate the Company’s existing accounting personnel needs and intends to increase the Company’s accounting and financing personnel resources by hiring additional accounting staff. However, the Company will be unable to remedy this material weakness in its disclosure controls until it has the financial resources that will allow it to hire additional qualified employees.

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

AGRIVEST AMERICAS, INC.

October 15, 2015	By:	/s/ Michael B. Campbell
Michael B. Campbell, Chief Executive Officer and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	XBRL (eXtensible Business Reporting Language) interactive data files are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

