Form 10-Q
period 2015-11-30
NXChain Inc.
filed 2016-01-22
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to                    .

Commission File Number   0-22735

NXChain Inc.
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,041,368 shares of common stock as of January 22, 2016.

NXChain Inc.

FORM 10-Q

i

PART I.     FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NXChain Inc.

BALANCE SHEETS

	November 30, 2015	May 31, 2015
	(unaudited)
Assets
Current assets:
Due from related party	$27,719	$11,835

Total assets	$27,719	$11,835

Liabilities and Shareholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$20,724	$220,222
Loans payable shareholders	---	65,073
Notes payable	---	85,000
Due to related party	---	60,000
Convertible note payable shareholder	25,000	---
Convertible note payable	75,000	---

Total liabilities	120,724	430,295

Shareholders’ deficit:
Common stock, $.001 par value; 100,000,000 shares authorized; 2,041,368 and 644,278 shares issued and outstanding, respectively	2,041	644
Common stock subscribed, 1,482 shares	1	1
Additional paid-in capital	12,881,894	12,291,046
Accumulated deficit	(12,976,941)	(12,710,151)
Total shareholders’ deficit	(93,005)	(418,460)
Total liabilities and shareholders’ deficit	$27,719	$11,835

See accompanying notes.

NXChain Inc.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended,
	November 30, 2015	November 30, 2014

Selling, general and administrative expenses	$(65,409)	$(4,945)

Other income (expense):
Extinguishment of debt	87,146	4,204

Settlement expense	(218,751)	---

Interest expense	(3,489)	(3,490)

Net loss	$(200,503)	(4,231)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.23)	(0.01)
Weighted average shares outstanding:
Basic and diluted	857,486	645,739

See accompanying notes.

NXChain Inc.

STATEMENTS OF OPERATIONS

(unaudited)

	Six months ended,
	November 30, 2015	November 30, 2014

Selling, general and administrative expenses	$(128,207)	$(24,440)

Other income (expense):
Extinguishment of debt	87,146	4,204

Settlement expense	(218,751)	---

Interest expense	(6,978)	(7,048)

Net loss	$(266,790)	$(27,284)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.36)	$(0.04)
Weighted average shares outstanding:
Basic and diluted	750,882	645,739

See accompanying notes.

NXChain Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended,
	November 30, 2015		November 30, 2014
Net cash from operating activities
Net loss		$(266,790)	$(27,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Extinguishment of debt		(87,146)	(4,204)
Shares issued for settlement expense		218,751	---
Changes in operating assets and liabilities:
Due from related party		(15,885)	---
Accounts payable and accrued expenses		11,069	12,744
Net cash used in operating activities		(140,000)	(18,744)

Net cash from financing activities
Repayment to related parties		(60,000)	(3,346)
Proceeds from issuance of notes payable		---	10,000
Proceeds from issuance of common stock		200,000	6,685
Proceeds from loans from shareholders		---	3,865
Net cash provided by financing activities		140,000	17,204

Change in cash and cash equivalents		---	(1,540)
Cash and cash equivalents at beginning of period		---	1,756
Cash and cash equivalents at end of period	$	---	$216
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accounts payable and accrued expenses converted to stock		$48,421	---
Accounts payable and accrued expenses converted to convertible note		$75,000	---
Loan payable converted to note payable		$25,000	---
Loan payable converted to stock		$32,500	---
Note payable converted to stock		$85,000	5,000

See accompanying notes.

NXChain Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 1 - Description of Business and Summary of Significant Accounting Policies

Organization

NXChain Inc. (formerly AgriVest Americas, Inc., formerly Robocom Systems International Inc.) (the “Company”) was incorporated under the laws of the State of New York in June 1982 and reincorporated in the State of Delaware on December 5, 2011. Since October 2005, the Company has been a “shell” company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, whose sole purpose was to locate and consummate a merger with or an acquisition of a private entity (see “Plan of Operations” below).

Plan of Operations

On November 19, 2015, the Company entered into a Common Stock Purchase Agreement with Havanti AS, a Norwegian limited liability company (“Havanti”). Pursuant to such purchase agreement, Havanti purchased from the Company an aggregate of 1,040,839 shares (the “Purchased Shares”) of common stock, par value $0.001 per share (“Common Stock”), of the Company for an aggregate purchase price of $200,000. Immediately following the issuance of the Purchased Shares pursuant such purchase agreement, an aggregate of 2,041,368 shares of Common Stock were issued and outstanding and the shares of Common Stock owned by Havanti represented approximately 51.0% of the issued and outstanding shares of capital stock of the Company on a fully-diluted basis.

At or prior to the closing of the sale of the Purchased Shares, and as a condition to such closing, the Company entered into various agreements (the “Restructuring Agreements”) with an aggregate of 12 warrant holders, note holders or other creditors of the Company pursuant to which the Company converted or exchanged all existing or outstanding debts, promissory notes or warrants of the Company into an aggregate of 356,251 shares of Common Stock (the “Conversion Shares”) and $100,000 aggregate principal amount of promissory notes (the “Notes”) of the Company. The Notes bear interest at the rate of 8% per annum if paid in full on or prior to the six month anniversary of the issue date of the Notes, at the rate of 18% if the maturity date of the Notes is automatically extended for an additional three months, or at a rate equal to the lesser of 28% or the maximum rate permitted by law if the Notes are not paid in full on or prior to the end of the three month extension period. If the outstanding principal and interest on the Notes is not paid in full at the end of such three month extension period, the holders of the Notes may convert the unpaid principal of and interest on the Notes into shares of Common Stock at a price per share equal to 75% of the closing sale price of the Common Stock, or the last bid price if the closing sale price cannot be determined, on a material stock exchange or in the over-the-counter market on the trading day immediately prior to the conversion date.

Both before and after the consummation of the sale of the Purchased Shares to Havanti, the Company is a shell company with no operating business. As a result of the sale of the Purchased Shares, Havanti has acquired effective control of the Company. In connection with such transactions, the board of directors of the Company has determined to establish the Company as a provider of a digital currency, or cryptocurrency, to engage as a peer-to-peer lender utilizing such cryptocurrency and to engage in other cryptocurrency businesses. The Company intends to enter such markets by seeking and acquiring or merging with one or more established companies in such industry, including possibly, one or more companies controlled by Havanti or one of its affiliates or in which Havanti or one of its affiliates has an equity interest. Any such acquisition or merger may involve the issuance of additional shares of Common Stock. In order to fund such proposed business plan, the Company intends to raise funds from investors by issuing Common Stock, preferred stock and/or debt securities to fund future operations. Upon any such acquisition or merger, the Company will cease to be a shell company as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.

Unaudited Interim Financial Statements

The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X, and should be read in conjunction with the consolidated financial statements and related notes of the Company filed in its 2015 Annual Report on Form 10-K. The financial statements as of November 30, 2015 and for the three and six months ended November 30, 2015 and 2014 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The condensed balance sheet at May 31, 2015 was derived from audited financial statements but does not include all disclosures required by GAAP.

Basis of Presentation

On December 30, 2015, the Company filed a Certificate of Amendment to its Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to (i) change the Company’s name from “AgriVest Americas, Inc.” to “NXChain Inc.” and (ii) effectuate a stock combination or reverse stock split, whereby every 33.7468 outstanding shares of Common Stock of the Company were converted into one share of Common Stock. The Amendment became effective immediately upon filing on December 30, 2015. All share and per share amounts have been restated to give effect to such reverse stock split.

Liquidity and Capital Resources

The Company’s accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements.

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

Note 2 - Related Party Transactions

Loans Payable Shareholders and Convertible Note Payable Shareholder

The Company from time to time borrows money from a Director of the Company and the Company’s CEO. During the current quarter, the Company converted all amounts owed to these individuals into a convertible note and into shares of common stock, respectively. At the time of conversion of the loan payable to the Director, there was $25,000 outstanding. This amount was converted to a $25,000 convertible note that bears interest at 8% per annum if paid in full on or prior to the six month anniversary of the issue date of the note, at the rate of 18% if the maturity date of the note is automatically extended for an additional three months, or at a rate equal to the lesser of 28% or the maximum rate permitted by law if the note is not paid in full on or prior to the end of the three month extension period. If the outstanding principal and interest on the note is not paid in full at the end of such three month extension period, the holder of the note may convert the unpaid principal of and interest on the note into shares of Common Stock at a price per share equal to 75% of the closing sale price of the Common Stock, or the last bid price if the closing sale price cannot be determined, on a material stock exchange or in the over-the-counter market on the trading day immediately prior to the conversion date. As of November 30, 2015, there was $25,000 of principal outstanding on this note. At the time of conversion of the loan payable to the CEO, there was $40,073 outstanding. This amount was converted into 32,500 shares of stock with $7,573 of debt being forgiven, which is included in additional paid-in capital on the balance sheet.

Due from Related Party

All of the Company’s cash is held by a related party. The amount of cash held by this related party at November 30, 2015 and May 31, 2015 was $27,719 and $11,835, respectively.

Due to Related Party

As part of a potential reverse merger with an unaffiliated party, the Company received $60,000 from the unaffiliated party, which were being held in the Due from Related Party account, in the year ended May 31, 2014 to help fund expenses until the proposed merger could be completed. In the event the proposed merger was not completed, the Company would be obligated to return the $60,000. In the current quarter, the potential reverse merger was terminated and the $60,000 advance was returned in full.

Note 3 – Notes Payable

In November 2015, the Company converted of $85,000 aggregate principal amount of notes and $25,421 of accrued interest thereon into 85,000 and 25,421 shares of common stock, respectively.

Note 4 – Convertible Note Payable

On November 15, 2015, the Company had $144,038 in outstanding payables from a vendor that it converted into a $75,000 convertible note with the remaining $69,038 of debt being forgiven. The convertible note carries interest at 8% per annum if paid in full on or prior to the six month anniversary of the issue date of the note, at the rate of 18% if the maturity date of the note is automatically extended for an additional three months, or at a rate equal to the lesser of 28% or the maximum rate permitted by law if the note is not paid in full on or prior to the end of the three month extension period. If the outstanding principal and interest on the note is not paid in full at the end of such three month extension period, the holder of the note may convert the unpaid principal of and interest on the note into shares of Common Stock at a price per share equal to 75% of the closing sale price of the Common Stock, or the last bid price if the closing sale price cannot be determined, on a material stock exchange or in the over-the-counter market on the trading day immediately prior to the conversion date.. As of November 30, 2015, there was $75,000 of principal outstanding on this note.

Note 5 – Common Stock

In November 2015, the Company converted 2,697 outstanding warrants into 2,697 shares of common stock.

In November 2015, the Company issued 190,633 shares of common stock with a value of $218,751 to settle disputes over amounts claimed to be owed to unaffiliated third parties.

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

Overview

On October 11, 2005, the Company sold substantially all of its assets to an unaffiliated third party and subsequently dividend the net proceeds of such sale to its stockholders. Since such sale, the Company has been a “shell” company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, whose sole purpose was to locate and consummate a merger with or an acquisition of a private entity.

On December 5, 2011, Michael Campbell, the Company’s current Chief Executive Officer and director of the Company, purchased an aggregate of 563,016 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for an aggregate purchase price of $50,000. Immediately following such purchase, an aggregate of 634,741 shares of the Company’s Common Stock was issued and outstanding and the shares of the Company’s Common Stock owned by Mr. Campbell represented approximately 88.7% of the issued and outstanding shares of capital stock of the Company on a fully-diluted basis.

On November 19, 2015, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Havanti AS, a Norwegian limited liability company (“Havanti”). Pursuant to the Purchase Agreement, Havanti purchased from the Company an aggregate of 1,040,839 shares (the “Purchased Shares”) of Common Stock for an aggregate purchase price of $200,000. Immediately following the issuance of the Purchased Shares pursuant to the Purchase Agreement, an aggregate of 2,041,368 shares of Common Stock were issued and outstanding and the shares of Common Stock owned by Havanti represented approximately 51.0% of the issued and outstanding shares of capital stock of the Company on a fully-diluted basis.

Both before and after the consummation of the sale of the Purchased Shares to Havanti, the Company is a shell company with no operating business. As a result of the sale of the Purchased Shares, Havanti has acquired effective control of the Company. In connection with such transactions, the board of directors of the Company has determined to establish the Company as a provider of a digital currency, or cryptocurrency, to engage as a peer-to-peer lender utilizing such cryptocurrency and to engage in other cryptocurrency businesses. The Company intends to enter such markets by seeking and acquiring or merging with one or more established companies in such industry, including, possibly, one or more companies controlled by Havanti or one of its affilates or in which Havanti or one of its affiliates has an equity interest. Any such acquisition or merger may involve the issuance of additional shares of Common Stock. Prior to and since the date of the sale of the Purchased Shares, the Company has discussed with representatives of Havanti the potential purchase of certain business assets or equity interests in such assets that are owned by Havanti or one of more of its affiliates or business partners. However, as of the date of this Report, the Company has not reached an agreement to acquire any specific assets or business, and there can be no assurance that any such agreement will be reached. In order to fund its proposed business plan, the Company intends to raise funds from investors by issuing Common Stock, preferred stock and/or debt securities to fund future operations. Upon any such acquisition or merger, the Company will cease to be a shell company as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.

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

The Company calculates income (loss) per common share in accordance with ASC Topic 260, "Earnings Per Share". Basic and diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents consist of warrants and are excluded from the computation of diluted income (loss) per share, since the effect would be anti-dilutive. There were no Common share equivalents outstanding at November 30, 2015.

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

Results of Operations

Comparison of Three Month Periods Ended November 30, 2015 and November 30, 2014 (unaudited)

Revenues. The Company did not record any revenues related to its operations during the three month periods ended November 30, 2015 and 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of consulting fees, financial personnel and professional fees, as well as other miscellaneous administrative expenses. For the three months ended November 30, 2015, selling, general and administrative expenses increased by $60,464 to $65,409, as compared to $4,945 during the three months ended November 30, 2014. This increase was primarily related to increased consulting and professional fees related to seeking a candidate for merger and SEC filing requirements.

Other Income (expense), net. For the three months ended November 30, 2015 and 2014, the Company realized gains on extinguishment of debt in the amounts of $87,146 and $4,204, respectively, as debt was extinguished for less than the amounts owed. Also for the three months ended November 30, 2015, the Company incurred expenses on settlements for previously disputed amounts owed in the amount of $218,751. There were no such transactions for settlement expense of disputed amounts for the three months ended November 30, 2014. Interest expense remained flat for the three months ended November 30, 2015 and 2014 at $3,489 and $3,490, respectively.

Comparison of Six Month Periods Ended November 30, 2015 and November 30, 2014 (unaudited)

Revenues. The Company did not record any revenues related to its operations during the six month periods ended November 30, 2015 and 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of consulting fees, financial personnel and professional fees, as well as other miscellaneous administrative expenses. For the six months ended November 30, 2015, selling, general and administrative expenses increased by $103,767 to $128,207, as compared to $24,440 during the six months ended November 30, 2014. This increase was primarily related to increased consulting and professional fees related to seeking a candidate for merger and SEC filing requirements.

Other Income (expense), net. For the six months ended November 30, 2015 and 2014, the Company realized gains on extinguishment of debt in the amounts of $87,146 and $4,204, respectively, as debt was extinguished for less than the amounts owed. Also for the six months ended November 30, 2015, the Company incurred expenses on settlements for previously disputed amounts owed in the amount of $218,751. There were no such transactions for settlement expense of disputed amounts for the six months ended November 30, 2014. Interest expense remained flat for the six months ended November 30, 2015 and 2014 at $6,978 and $7,048, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash expenditures during the six months ended November 30, 2015 were limited primarily to amounts required for the payment of professional fees in connection with the company meeting its requirements under the securities laws and in completing the transactions contemplated by the Purchase Agreement.

During the six months ended November 30, 2015, the Company funded its operations with the $60,000 cash advance from a potential merger partner.

Net cash used in operating activities was $140,000 and $18,744 for the six months ended November 30, 2015 and 2014, respectively. Cash used in operations was higher for the six months ended November 30, 2015 as a result of an increased net loss of $266,790, extinguishment of debt of $87,146 and an increase in other current assets of $15,884, offset by shares issued for settlements of $218,751 and a decrease in accounts payable and accrued expenses of $11,069. For the six months ended November 30, 2014, the Company had a net loss of $27,284 and extinguishment of debt of $4,204 offset by an increase in accounts payable and accrued expenses of $12,744.

Net cash provided by financing activities was $140,000 and $12,204 for the six months ended November 30, 2015 and 2014, respectively. During the six months ended November 30, 2015, the Company refunded a cash advance in the amount of $60,000 and received $200,000 from the sale of common stock. During the six months ended November 30, 2014, the Company borrowed $3,865 from related parties, repaid $3,346 to related parties, sold notes totaling $10,000, and sold common stock for proceeds of $6,685.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. The Company’s continued existence is dependent upon its ability to effect its business plan and generate sufficient cash flows from operations to support its daily operations, as well as to provide sufficient resources to retire existing liabilities and obligations on a timely basis. The Company anticipates effecting future sales of debt or equity securities to execute its plan to fund its operation. However, there is no assurance that it will be able to obtain additional funding through the sales of additional debt or equity securities or that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

Further, the Company faces considerable risk in its business plan and a potential shortfall of funding due to its inability to raise capital in the debt and equity securities markets. If no additional capital is raised, the Company will be forced to rely on existing cash in the bank and or scale back operations until such time that it generates revenues or raises additional capital, which raises substantial doubt about its ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of November 30, 2015 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2015, the disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

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

The material weakness described above caused management to conclude that, as of November 30, 2015, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level. Management will continue to evaluate the Company’s existing accounting personnel needs and intends to increase the Company’s accounting and financing personnel resources by hiring additional accounting staff. However, the Company will be unable to remedy this material weakness in its disclosure controls until it has the financial resources that will allow it to hire additional qualified employees.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

11

PART II.     OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On December 30, 2015, the Company filed a Certificate of Amendment to its Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to (i) change the Company’s name from “AgriVest Americas, Inc.” to “NXChain Inc.” and (ii) effectuate a stock combination or reverse stock split, whereby every 33.7468 outstanding shares of Common Stock of the Company were converted into one share of Common Stock. The Amendment became effective immediately upon filing on December 30, 2015.  All share and per share amounts have been restated to give effect to such reverse stock split.

ITEM 6. EXHIBITS

The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NXCHAIN INC.

January 22, 2016	By:	/s/ Michael B. Campbell
Michael B. Campbell, Chief Executive Officer and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of our company’s Chief Executive Officer and Chief Financial Officer, Michael B. Campbell, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our company’s Chief Executive Officer and Chief Financial Officer, Michael B. Campbell, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	XBRL (eXtensible Business Reporting Language) interactive data files are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.