Form 10-Q
period 2016-02-29
NXChain Inc.
filed 2016-04-08
CIK 1039757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,041,368 shares of common stock as of April 8, 2016.

NXChain Inc.

FORM 10-Q

i

PART I.     FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NXChain Inc.

BALANCE SHEETS

	February 29, 2016		May 31, 2015
	(unaudited)
Assets
Current assets:
Due from related party	$	---	$11,835

Total assets	$	---	$11,835

Liabilities and Shareholders’ deficit
Current liabilities:
Accounts payable and accrued expenses		$34,107	$220,222
Loans payable shareholders		---	65,073
Notes payable		---	85,000
Due to related party		---	60,000
Convertible note payable shareholder		25,000	---
Convertible note payable		75,000	---

Total liabilities		134,107	430,295

Shareholders’ deficit:
Common stock, $.001 par value; 100,000,000 shares authorized; 2,041,368 and 644,278 shares issued and outstanding, respectively		2,041	644
Common stock subscribed, 1,482 shares		1	1
Additional paid-in capital		12,881,894	12,291,046
Accumulated deficit		(13,018,043)	(12,710,151)
Total shareholders’ deficit		(134,107)	(418,460)
Total liabilities and shareholders’ deficit	$	---	$11,835

See accompanying notes.

1

NXChain Inc.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended,
	February 29, 2016	February 28, 2015

Selling, general and administrative expenses	$(38,769)	$(537)

Other income (expense):
Interest expense	(2,333)	(3,489)

Net loss	$(41,102)	(4,026)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.02)	(0.01)
Weighted average shares outstanding:
Basic and diluted	2,041,422	645,739

See accompanying notes.

NXChain Inc.

STATEMENTS OF OPERATIONS

(unaudited)

	Nine months ended,
	February 29, 2016	February 28, 2015

Selling, general and administrative expenses	$(166,976)	$(24,976)

Other income (expense):
Extinguishment of debt	87,146	4,204

Settlement expense	(218,751)	---

Interest expense	(9,311)	(10,537)

Net loss	$(307,892)	$(31,309)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.26)	$(0.05)
Weighted average shares outstanding:
Basic and diluted	1,177,933	645,739

See accompanying notes.

NXChain Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended,
	February 29, 2016		February 28, 2015
Net cash from operating activities
Net loss		$(307,892)		$(31,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Extinguishment of debt		(87,146)		(4,204)
Shares issued for settlement expense		218,751		---
Changes in operating assets and liabilities:
Due from related party		11,835		---
Accounts payable and accrued expenses		24,452		16,585
Net cash used in operating activities		(140,000)		(18,928)

Net cash from financing activities
Repayment to related parties		(60,000)		(3,418)
Proceeds from issuance of notes payable		---		10,000
Proceeds from issuance of common stock		200,000		6,685
Proceeds from loans from shareholders		---		3,905
Net cash provided by financing activities		140,000		17,172

Change in cash and cash equivalents		---		(1,756)
Cash and cash equivalents at beginning of period		---		1,756
Cash and cash equivalents at end of period	$	---	$	---
Cash paid for interest		$2,333		---
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accounts payable and accrued expenses converted to stock		$48,421		---
Accounts payable and accrued expenses converted to convertible note		$75,000		---
Loan payable converted to note payable		$25,000		---
Loan payable converted to stock		$32,500		---
Note payable converted to stock		$85,000		5,000

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

At or prior to the closing of the sale of the Purchased Shares, and as a condition to such closing, the Company entered into various agreements (the “Restructuring Agreements”) with an aggregate of 12 warrant holders, note holders or other creditors of the Company pursuant to which the Company converted or exchanged all existing or outstanding debts, promissory notes or warrants of the Company into an aggregate of 356,251 shares of Common Stock (the “Conversion Shares”) and $100,000 aggregate principal amount of promissory notes (the “Notes”) of the Company. The Notes bear interest at the rate of 8% per annum if paid in full on or prior to the six-month anniversary of the issue date of the Notes, at the rate of 18% if the maturity date of the Notes is automatically extended for an additional three months, or at a rate equal to the lesser of 28% or the maximum rate permitted by law if the Notes are not paid in full on or prior to the end of the three-month extension period. If the outstanding principal and interest on the Notes is not paid in full at the end of such three month extension period, the holders of the Notes may convert the unpaid principal of and interest on the Notes into shares of Common Stock at a price per share equal to 75% of the closing sale price of the Common Stock, or the last bid price if the closing sale price cannot be determined, on a material stock exchange or in the over-the-counter market on the trading day immediately prior to the conversion date.

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

On March 10, 2016, the Company entered into a non-binding Letter of Intent (“LOI”) to engage in a merger with LXCCoin Ltd. ("LXCC"), a privately-held UK company in the blockchain and digital currency market. Under the terms of the LOI it is expected that LXCC will be merged with NXCN, which will remain the surviving entity, and that LXCC’s shareholders will own approximately 90% of the post-merged fully-diluted shares of NXCN. The letter of intent provides that, subject to certain exceptions, for a sixty-day period, neither party may engage in negotiations or solicit proposals with another company with respect to an acquisition or a debt or equity investment transaction, disposal of assets outside of the ordinary course, or, with respect to LXCCoin, sell any equity or debt interest, subject to certain exceptions.

Completion of the merger is contingent upon certain closing conditions, including customary due diligence considerations, the negotiation, execution and delivery of a merger agreement by the parties, and board and stockholder approval. There can be no assurances that a merger agreement or a closing will occur based on satisfaction of these conditions. Due to the non-binding nature of the letter of intent, the terms of the proposed transaction remain subject to change.

Unaudited Interim Financial Statements

The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X, and should be read in conjunction with the consolidated financial statements and related notes of the Company filed in its 2015 Annual Report on Form 10-K. The financial statements as of February 29, 2016 and for the three and nine months ended February 29, 2016 and February 28, 2015 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The condensed balance sheet at May 31, 2015 was derived from audited financial statements but does not include all disclosures required by GAAP.

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

Note 2 - Related Party Transactions

Loans Payable Shareholders and Convertible Note Payable Shareholder

The Company from time to time borrows money from a Director of the Company and the Company’s CEO. During the current quarter, the Company converted all amounts owed to these individuals into a convertible note and into shares of common stock, respectively. At the time of conversion of the loan payable to the Director, there was $25,000 outstanding. This amount was converted to a $25,000 convertible note that bears interest at 8% per annum if paid in full on or prior to the six-month anniversary of the issue date of the note, at the rate of 18% if the maturity date of the note is automatically extended for an additional three months, or at a rate equal to the lesser of 28% or the maximum rate permitted by law if the note is not paid in full on or prior to the end of the three-month extension period. If the outstanding principal and interest on the note is not paid in full at the end of such three month extension period, the holder of the note may convert the unpaid principal of and interest on the note into shares of Common Stock at a price per share equal to 75% of the closing sale price of the Common Stock, or the last bid price if the closing sale price cannot be determined, on a material stock exchange or in the over-the-counter market on the trading day immediately prior to the conversion date. As of February 29, 2016, there was $25,000 of principal and accrued interest of $583 outstanding on this note. At the time of conversion of the loan payable to the CEO, there was $40,073 outstanding. This amount was converted into 32,500 shares of stock with $7,573 of debt being forgiven, which is included in additional paid-in capital on the balance sheet.

Due from Related Party

All of the Company’s cash is held by a related party. There was no cash held by this related party at February 29, 2016. The amount of cash held by this related party at May 31, 2015 was $11,835.

Due to Related Party

As part of a potential reverse merger with an unaffiliated party, the Company received $60,000 from the unaffiliated party, which were being held in the Due from Related Party account, in the year ended May 31, 2014 to help fund expenses until the proposed merger could be completed. In the event the proposed merger was not completed, the Company would be obligated to return the $60,000. During the quarter ended November 30, 2015, the potential reverse merger was terminated and the $60,000 advance was returned in full.

Note 3 – Notes Payable

In November 2015, the Company converted of $85,000 aggregate principal amount of notes and $25,421 of accrued interest thereon into 85,000 and 25,421 shares of common stock, respectively.

Note 4 – Convertible Note Payable

On November 15, 2015, the Company had $144,038 in outstanding payables from a vendor that it converted into a $75,000 convertible note with the remaining $69,038 of debt being forgiven. The convertible note carries interest at 8% per annum if paid in full on or prior to the six-month anniversary of the issue date of the note, at the rate of 18% if the maturity date of the note is automatically extended for an additional three months, or at a rate equal to the lesser of 28% or the maximum rate permitted by law if the note is not paid in full on or prior to the end of the three-month extension period. If the outstanding principal and interest on the note is not paid in full at the end of such three month extension period, the holder of the note may convert the unpaid principal of and interest on the note into shares of Common Stock at a price per share equal to 75% of the closing sale price of the Common Stock, or the last bid price if the closing sale price cannot be determined, on a material stock exchange or in the over-the-counter market on the trading day immediately prior to the conversion date. As of February 29, 2016, there was $75,000 of principal and $1,750 of accrued interest outstanding on this note.

Note 5 – Common Stock

In November 2015, the Company converted 2,697 outstanding warrants into 2,697 shares of common stock.

In November 2015, the Company issued 190,633 shares of common stock with a value of $218,751 to settle disputes over amounts claimed to be owed to unaffiliated third parties.

Note 6 – Subsequent Events

On March 10, 2016, the Company entered into the LOI to engage in a merger with LXCC, a privately-held UK company in the blockchain and digital currency market. Under the terms of the LOI it is expected that LXCC will be merged with NXCN, which will remain the surviving entity, and that LXCC’s shareholders will own approximately 90% of the post-merged fully-diluted shares of NXCN. The letter of intent provides that, subject to certain exceptions, for a sixty-day period, neither party may engage in negotiations or solicit proposals with another company with respect to an acquisition or a debt or equity investment transaction, disposal of assets outside of the ordinary course, or, with respect to LXCCoin, sell any equity or debt interest, subject to certain exceptions.

Completion of the merger is contingent upon certain closing conditions, including customary due diligence considerations, the negotiation, execution and delivery of a merger agreement by the parties, and board and stockholder approval. There can be no assurances that a merger agreement or a closing will occur based on satisfaction of these conditions. Due to the non-binding nature of the letter of intent, the terms of the proposed transaction remain subject to change.

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

On March 10, 2016, the Company entered into a non-binding Letter of Intent (“LOI”) to engage in a merger with LXCCoin Ltd. ("LXCC"), a privately-held UK company in the blockchain and digital currency market. Under the terms of the LOI it is expected that LXCC will be merged with NXCN, which will remain the surviving entity, and that LXCC’s shareholders will own approximately 90% of the post-merged fully-diluted shares of NXCN.

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

The Company calculates income (loss) per common share in accordance with ASC Topic 260, "Earnings Per Share". Basic and diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents consist of warrants and are excluded from the computation of diluted income (loss) per share, since the effect would be anti-dilutive. There were no Common share equivalents outstanding at February 29, 2016.

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

Results of Operations

Comparison of Three Month Periods Ended February 29, 2016 and February 28, 2015 (unaudited)

Revenues. The Company did not record any revenues related to its operations during the three month periods ended February 29, 2016 and February 28, 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of consulting fees, financial personnel and professional fees, as well as other miscellaneous administrative expenses. For the three months ended February 29, 2016, selling, general and administrative expenses increased by $38,232 to $38,769, as compared to $537 during the three months ended February 28, 2015. This increase was primarily related to increased consulting and professional fees related to seeking a candidate for merger and SEC filing requirements.

Other Income (Expense), Net. For the three months ended February 29, 2016 and February 28, 2015, the Company did not earn other income. For the three months ended February 29, 2016, interest expense decreased by $1,156 to $2,333, as compared to $3,489 during the three months ended February 28, 2015. This decrease was primarily related to extinguishment of debt during the prior quarter.

Comparison of Nine Month Periods Ended February 29, 2016 and February 28, 2015 (unaudited)

Revenues. The Company did not record any revenues related to its operations during the nine month periods ended February 29, 2016 and February 28, 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of consulting fees, financial personnel and professional fees, as well as other miscellaneous administrative expenses. For the nine months ended February 29, 2016, selling, general and administrative expenses increased by $142,000 to $166,976, as compared to $24,976 during the nine months ended February 28, 2015. This increase was primarily related to increased consulting and professional fees related to seeking a candidate for merger and SEC filing requirements.

Other Income (Expense), Net. For the nine months ended February 29, 2016, and February 28, 2015, the Company realized gains on extinguishment of debt in the amounts of $87,146 and $4,204, respectively, as debt was extinguished for less than the amounts owed. Also for the nine months ended February 29, 2016, the Company incurred expenses on settlements for previously disputed amounts owed in the amount of $218,751. There were no such transactions for settlement expense of disputed amounts for the nine months ended February 28, 2015. For the nine months ended February 29, 2016, interest expense decreased by $1,226 to $9,311, as compared to $10,537 during the nine months ended February 28, 2015. This decrease was primarily related to extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash expenditures during the nine months ended February 29, 2016 were limited primarily to amounts required for the payment of professional fees and consulting expense in connection with the company meeting its requirements under the securities laws and in completing the transactions contemplated by the Purchase Agreement.

Net cash used in operating activities was $140,000 for the nine months ended February 29, 2016 and $17,172 for the nine months ended February 28, 2015. Cash used in operations was higher for the nine months ended February 29, 2016 as a result of an increased net loss of $307,892, extinguishment of debt of $87,146 and an increase in other current assets of $11,835, and an increase in accounts payable and accrued expenses of $24,452, offset by shares issued for settlements of $218,751. For the nine months ended February 28, 2015, the Company had a net loss of $31,309 and extinguishment of debt of $4,204, offset by an increase in accounts payable and accrued expenses of $16,585.

Net cash provided by financing activities was $140,000 for the nine months ended February 29, 2016 and $17,172 for the nine months ended February 28, 2015. During the nine months ended February 29, 2016, the Company refunded a cash advance in the amount of $60,000 and received $200,000 from the sale of common stock. During the nine months ended February 28, 2015, the Company borrowed $3,905 from related parties, repaid $3,418 to related parties, sold notes totaling $10,000, and sold common stock for proceeds of $6,685.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of February 29, 2016 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of February 29, 2016, the disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

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

The material weakness described above caused management to conclude that, as of February 29, 2016, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level. Management will continue to evaluate the Company’s existing accounting personnel needs and intends to increase the Company’s accounting and financing personnel resources by hiring additional accounting staff. However, the Company will be unable to remedy this material weakness in its disclosure controls until it has the financial resources that will allow it to hire additional qualified employees.

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

NXCHAIN INC.

April 8, 2016	By:	/s/ Michael B. Campbell
Michael B. Campbell, Chief Executive Officer and Chief Financial Officer

15

Exhibit Index

Exhibit No.	Description

31.1	Certification of our company’s Chief Executive Officer and Chief Financial Officer, Michael B. Campbell, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our company’s Chief Executive Officer and Chief Financial Officer, Michael B. Campbell, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	XBRL (eXtensible Business Reporting Language) interactive data files are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

