Form 10-K
period 2016-05-31
NXChain Inc.
filed 2016-08-29
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended May 31, 2016 and 2015

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☒ No ☐

As of August 29, 2016, the issuer had 10,041,469 shares of its common stock issued and outstanding.

As of August 29, 2016, the aggregate market value of the issuer’s common stock held by non-affiliates was $1,419,821 (based upon the closing price of the issuer’s common stock on The Over-the-Counter Bulletin Board on such date).

Documents incorporated by reference: None

NXChain Inc.

Form 10-K for the Fiscal Year Ended May 31, 2016 and 2015

i

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

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our company” refer to NXChain Inc., a Delaware corporation. All amounts are in U.S. Dollars, unless otherwise indicated.

ii

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

On December 5, 2011, we entered into a securities purchase agreement with AgriVest Americas, Inc. and Michael Campbell. Pursuant to such purchase agreement, Mr. Campbell purchased following the reincorporation merger an aggregate of 19,000,000 shares of our common stock for an aggregate purchase price of $50,000. Immediately following the issuance of the Shares pursuant to the Purchase Agreement, an aggregate of 21,420,492 shares of our common stock was issued and outstanding and the shares of our common stock owned by Mr. Campbell represented approximately 88.7% of the issued and outstanding shares of capital stock of our company on a fully-diluted basis. The Shares were acquired with funds that Mr. Campbell borrowed from an entity controlled by a current director of our company.

On November 19, 2015, we entered into a common stock purchase agreement with Havanti AS, a Norwegian limited liability company (“Havanti”). Pursuant to such purchase agreement, Havanti purchased from our company an aggregate of 1,040,839 shares (the “Purchased Shares”) of our common stock of the Company for an aggregate purchase price of $200,000. Immediately following the issuance of the Purchased Shares pursuant such purchase agreement, an aggregate of 2,041,368 shares of common stock were issued and outstanding and the shares of common stock owned by Havanti represented approximately 51.0% of the issued and outstanding shares of capital stock of our company on a fully-diluted basis.

At or prior to the closing of the sale of the Purchased Shares, and as a condition to such closing, we entered into various agreements (the “Restructuring Agreements”) with an aggregate of 12 warrant holders, note holders or other creditors of our company pursuant to which we converted or exchanged all existing or outstanding debts, promissory notes or warrants of our company into an aggregate of 356,251 shares of common stock (the “Conversion Shares”) and $100,000 aggregate principal amount of promissory notes (the “Notes”) of our company. The Notes originally bore interest at the rate of 8% per annum if not paid in full on or prior to the six-month anniversary of the issue date of the Notes and at the rate of 18% if the maturity date of the Notes was automatically extended for an additional three months as permitted by the Notes, and now bear interest at a rate per annum equal to the lesser of 28% or the maximum rate permitted by law. As the outstanding principal and interest on the Notes was not paid in full at the end of such three month extension period, the Notes are payable on demand and the holders of the Notes may convert the unpaid principal of and interest on the Notes into shares of common stock at a price per share equal to 75% of the closing sale price of the common stock, or the last bid price if the closing sale price cannot be determined, on a material stock exchange or in the over-the-counter market on the trading day immediately prior to the conversion date.

After the consummation of the sale of the Purchased Shares to Havanti, our company remained a shell company with no operating business. As a result of the sale of the Purchased Shares, Havanti has acquired effective control of our company. In connection with such transactions, our board of directors has determined to establish our company as a provider of a digital currency, or cryptocurrency, to engage as a peer-to-peer lender utilizing such cryptocurrency and to engage in other cryptocurrency businesses. We intend to enter such markets by seeking and acquiring or merging with one or more established companies in such industry, including possibly, one or more companies controlled by Havanti or one of its affiliates or in which Havanti or one of its affiliates has an equity interest. Any such acquisition or merger may involve the issuance of additional shares of our common stock. In order to fund such proposed business plan, we intend to raise funds from investors by issuing our common stock, preferred stock and/or debt securities to fund future operations. Upon any such acquisition or merger, the Company will cease to be a shell company as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.

On December 30, 2015, we filed a Certificate of Amendment to our Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to (i) change our corporate name from “AgriVest Americas, Inc.” to “NXChain Inc.” and (ii) effectuate a stock combination or reverse stock split, whereby every 33.7468 outstanding shares of our common stock were converted into one share of common stock. The Amendment became effective immediately upon filing on December 30, 2015. All share and per share amounts have been restated to give effect to such reverse stock split.

On March 10, 2016, we entered into a non-binding letter of intent (the “LOI”) to engage in a merger with LXCCoin Ltd. ("LXCC"), a privately-held UK company in the blockchain and digital currency market. The shareholders of LXCC are affiliated with Havanti. Under the terms of the LOI it was expected that LXCC would be merged with our company, which will remain the surviving entity, and that LXCC’s shareholders will own approximately 90% of the post-merged fully-diluted shares of our common stock. Completion of the merger is contingent upon certain closing conditions, including customary due diligence considerations, the negotiation, execution and delivery of a merger agreement by the parties, and board and stockholder approval. There can be no assurances that a merger agreement or a closing will occur based on satisfaction of these conditions. Due to the non-binding nature of the letter of intent, the terms of the proposed transaction remain subject to change.

Plan of Operations

We are a shell company with no operating business. As a result of the sale of the Purchased Shares, Havanti has acquired effective control of our company. In connection with such transactions, our board of directors has determined to establish our company as a provider of a digital currency, or cryptocurrency, to engage as a peer-to-peer lender utilizing such cryptocurrency and to engage in other digital currency businesses. As discussed above, we intend to enter such markets by seeking and acquiring or merging with one or more established companies in such industry, including possibly, one or more companies controlled by Havanti or one of its affiliates or in which Havanti or one of its affiliates has an equity interest. Any such acquisition or merger may involve the issuance of additional shares of our common stock. In order to fund such proposed business plan, we intend to raise funds from investors by issuing our common stock, preferred stock and/or debt securities to fund future operations. Upon any such acquisition or merger, the Company will cease to be a shell company as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.

Since the sale of the Purchased Shares to Havanti in November 2015, we were able to raise only limited funds to engage in our proposed business. Since October 11, 2005, we have not engaged in any operations and our business has been dormant. As such, we may presently be defined as a “shell” company, whose sole purpose, at this time, is to locate and consummate a merger with or an acquisition of a private entity.

The proposed business activities described herein classify us as a “blank check” company. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.

We intend to engage in digital currency businesses, and at this time, our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities in such industry presented to us by persons or firms who or which desire to seek the perceived advantages of a corporation whose securities are registered pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We will not restrict our search to any specific business or geographical location.

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

We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes there are numerous firms seeking the perceived benefits of a publicly-registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, and providing liquidity (subject to restrictions of applicable statutes) for all shareholders, among other factors. Available business opportunities may occur in many different digital currency industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

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

We will not restrict our search to any specific kind of firm within the digital currency industry, but we may acquire a venture that is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer. However, we do not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as we have successfully consummated such a merger or acquisition.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

Part II

Item 5. Market for Registrants Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the Over-the-Counter Bulletin Board under the symbol NXCN. The following table represents the high and low price information for our common stock for each quarterly period in fiscal 2016 and 2015.

	Fiscal 2016		Fiscal 2015
	High	Low	High	Low
First Quarter	$.95	$.37	$.02	$.02
Second Quarter	1.15	.37	.02	.01
Third Quarter	2.01	.68	.01	.01
Fourth Quarter	5.55	2.01	.01	.01

Quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On August 29, 2016, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $4.10.

Holders

As of August 29, 2016, there were 10,041,469 shares of our common stock outstanding held by approximately 48 shareholders of record.

Dividends

We did not declare any cash dividends on any class of common equity during the fiscal years ended May 31, 2015 and 2016. We presently intend to retain all earnings, if any, and accordingly our board of directors does not anticipate declaring any dividends in the foreseeable future.

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

On November 19, 2015, we entered into a stock purchase agreement with Havanti AS, a Norwegian limited liability company, pursuant to which Havanti purchased an aggregate of 1,040,839 shares of common stock for an aggregate purchase price of $200,000.

On December 30, 2015, we changed our corporate name from “AgriVest Americas, Inc.” to “NXChain Inc.” and effectuated a stock combination or reverse stock split, whereby every 33.7468 outstanding shares of common stock were converted into one share of common stock.

On March 10, 2016, we entered into a non-binding letter of intent to engage in a merger with LXCCoin Ltd. Under the terms of the LOI it was expected that LXCC would be merged with our company, which will remain the surviving entity, and that LXCC’s shareholders will own approximately 90% of the post-merged fully-diluted shares of our common stock. Completion of the merger is contingent upon certain closing conditions, including customary due diligence considerations, the negotiation, execution and delivery of a merger agreement by the parties, and board and stockholder approval. There can be no assurances that a merger agreement or a closing will occur based on satisfaction of these conditions. Due to the non-binding nature of the letter of intent, the terms of the proposed transaction remain subject to change.

We have not conducted any meaningful business operations since October 11, 2005 and since such date, except for certain fund-raising activities, our business has been dormant.

Results of Operations

Comparison of Fiscal Years Ended May 31, 2016 and May 31, 2015

Revenues. We did not record any revenues related to our operations during the fiscal years ended May 31, 2016 and 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of consulting fees, financial personnel and professional fees, as well as other miscellaneous administrative expenses. For the fiscal year ended May 31, 2016, selling general and administrative expenses increased by $259,676 to $307,518, as compared to $47,842 during the fiscal year ended May 31, 2015. This increase was primarily related to an increase in consulting fees, professional fees, and SEC filing requirements related to the sale of common stock to Havanti and the proposed merger transaction contemplated by the LOI.

Other Income (Expense).

During the fiscal year ended May 31, 2016, we realized gains on extinguishment of debt in the amount of $87,146, as debt was extinguished for less than the amounts owed. Also for the year ended May 31, 2016, we incurred expenses on settlements for previously disputed amounts owed in the amount of $218,751. During the fiscal year ended May 31, 2015, we realized a gain of $4,204 related to the extinguishment of debt upon the issuance of stock and warrants.

During the fiscal year ended May 31, 2016, interest expense decreased by $315 to $13,711, as compared to $14,026, during the fiscal year ended May 31, 2015. This decrease was primarily related to extinguishment of debt.

Income Taxes. No provision for or benefit from income taxes was reflected in the 2016 or 2015 periods, as the benefits of operating loss carryforwards have been reserved.

Liquidity and Capital Resources

Our company’s cash expenditures during the years ended May 31, 2016 and 2015 were limited primarily to amounts required for the payment of professional fees in connection with our company meeting its requirements under the securities laws and in completing the transactions contemplated by the Purchase Agreement.

During the years ended May 31, 2016 and 2015, we funded our operations with the proceeds of loans from our shareholders, the notes payable, the sale of common stock and warrants to purchase common stock, and the cash on hand derived from the Purchase Agreement. As of May 31, 2016, we had $62,075 in cash and cash equivalents. As of May 31, 2015, we did not have any cash and cash equivalents. As of May 31, 2015, we had $11,835 in receivables due from a related party.

Net cash used in operating activities was $264,595 and $77,743 for the fiscal years ended May 31, 2016 and 2015, respectively. During the fiscal years ended May 31, 2016 and 2015, our company was not engaged in any revenue-generating operations. Cash used in operations was higher in the 2016 period primarily as a result of increased costs related to professional, consulting fees and SEC filing requirement expenses.

Net cash used in investing activities was $10,500 during the fiscal year ended May 31, 2016. We did not have any investing activities during the fiscal year ended May 31, 2015. During the fiscal year ended May 31, 2016, we loaned $10,500 to Legend Merchant Group, an unaffiliated New York based company.

Net cash provided by financing activities was $337,170 and $75,987 for the fiscal year ended May 31, 2016 and 2015, respectively. During the fiscal year ended May 31, 2016, we refunded a cash advance in the amount of $60,000, received $277,170 from the sale of common stock and had proceeds from a note payable of $120,000. During the fiscal year ended May 31, 2015, we borrowed $3,905 from related parties and repaid $3,418 to related parties. In addition, during such period, we sold promissory notes totaling $10,000, we converted notes payable of $5,000 and sold common stock and warrants totaling $6,685. In addition, we entered into a purchase agreement and received a deposit on this agreement of $60,000, which amount has since been refunded.

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

Off-Balance Sheet Arrangements

As of May 31, 2016 and 2015, we had no off-balance sheet arrangements.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

NxChain Inc.

We have audited the accompanying balance sheets of NxChain Inc. as of May 31, 2016 and 2015, and the related statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended May 31, 2016. NxChain Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor where we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NxChain Inc. as of May 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had recurring net losses and recurring net cash used in operations for each of the two years ended May 31, 2016 and 2015, respectively and has an accumulated deficit totaling $13,162,985 at May 31, 2016. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, NJ

August 29, 2016.

NXChain Inc.

BALANCE SHEETS

	May 31, 2016	May 31, 2015

Assets
Current assets:
Cash	$62,075	$	---
Loan receivable	10,500
Due from related party	---		11,835

Total assets	$72,575		$11,835

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$54,453		$220,222
Loans payable shareholders	---		65,073
Note payable related party	120,000		---
Notes payable	---		85,000
Due to related party	---		60,000
Convertible note payable related party	25,000		---
Convertible note payable	75,000		---

Total liabilities	274,453		430,295

Shareholders’ deficit:
Common stock, $.001 par value; 100,000,000 shares authorized; 10,041,469 and 644,278 shares issued and outstanding, respectively	10,041		644
Common stock subscribed, 1,482 shares, respectively	1		1
Common stock subscription receivable	(2,830)		---
Additional paid-in capital	12,953,895		12,291,046
Accumulated deficit	(13,162,985)		(12,710,151)
Total shareholders’ deficit	(201,878)		(418,460)
Total liabilities and shareholders’ deficit	$72,575		$11,835

See accompanying notes to the financial statements.

NXChain Inc.

STATEMENTS OF OPERATIONS

	For the year ended
	May 31, 2016	May 31, 2015

Selling, general and administrative expenses	$(307,518)	$(47,842)

Other income (expense):
Extinguishment of debt	87,146	4,204
Settlement expense	(218,751)	---
Interest expense	(13,711)	(14,026)
Total other income (expense)	(145,316)	(9,822)

Net loss	$(452,834)	$(57,664)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.20)	$(0.09)
Weighted average shares outstanding:
Basic and diluted	2,249,483	642,796

See accompanying notes to the financial statements.

NXChain Inc.

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock Subscribed			Common Stock		Common Stock Subscription		Additional Paid-In	Accumulated	Shareholders’ Equity
	Shares	Par Value		Shares	Par Value	Receivable		Capital	Deficit	(Deficit)
Balance, May 31, 2014	---	$	---	640,787	$641	$	---	$12,284,364	($12,652,487)	$(367,481)
Common stock issued for subscription	1,482		1	---	---		---	4,999	---	$5,000
Settlement of note and accrued interest	---		---	3,195	3		---	1,182	---	$1,185
Settlement of note and Exercise of warrants	---		---	296	0		---	500	---	$500
Net loss	---		---	---	---		---	---	(57,664)	$(57,664)

Balance, May 31, 2015	1,482		$1	644,278	$644	$	---	$12,291,046	$(12,710,151)	$(418,459)

Forgiveness of debt	---		---	---	---		---	7,573	---	7,573
Cashless conversion of warrants	---		---	2,697	3		---	(3)	---	$ ---
Conversion of notes payable	---		---	85,000	85		---	84,915	---	$85,000
Conversion of loan payable	---		---	32,500	33		---	32,467	---	$32,500
Conversion of accrued interest	---		---	25,421	25		---	25,396	---	$25,421
Common stock issued for settlements	---		---	190,633	191		---	218,560	---	$218,751
Conversion of payables into stock	---		---	20,000	20		---	22,980	---	$23,000
Common stock issued for cash	---		---	9,040,839	9,041		(2,830)	270,959	---	$277,170
Common stock credits issued in connection with stock split	---		---	101	0		---	0		$0
Net loss	---		---	---	---			---	(452,834)	$(452,834)

Balance, May 31, 2016	1,482		$1	10,041,469	$10,041		$(2,830)	$12,953,894	$(13,162,985)	$(201,878)

See accompanying notes to the financial statements.

NXChain Inc.

STATEMENTS OF CASH FLOWS

	For the year ended
	May 31, 2016		May 31, 2015
Net cash provided by operating activities
Net loss		$(452,834)		$(57,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Extinguishment of debt		(87,146)		(4,204)
Shares issued for settlement expense		218,751		---
Changes in operating assets and liabilities:
Due from related party		11,835		(11,835)
Accounts payable and accrued expenses		44,799		(4,040)
Net cash used in operating activities		(264,595)		(77,743)

Net cash provided by investing activities
Issuance of loan receivable		(10,500)		---
Net cash used in investing activities		(10,500)		---

Net cash from financing activities
Repayment of shareholder loans		---		(3,418)
Proceeds from refundable deposit		---		60,000
Proceeds from issuance of notes payable		---		10,000
Proceeds from issuance of common stock subscriptions		---		5,000
Proceeds from exercise of warrants		---		500
Repayment to related parties		(60,000)		---
Proceeds from note payable related party		120,000
Proceeds from issuance of common stock		277,170		---
Proceeds from loans from shareholders		---		3,905
Net cash provided by financing activities		337,170		75,987

Change in cash and cash equivalents		62,075		(1,756)
Cash and cash equivalents at beginning of period		---		1,756
Cash and cash equivalents at end of period		$62,075	$	---
Cash paid for interest	$	---	$	---
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accounts payable and accrued expenses converted to stock		$48,421		$86
Accounts payable and accrued expenses converted to convertible note		$75,000	$	---
Loan payable converted to note payable		$25,000	$	---
Loan payable converted to stock		$32,500	$	---
Note payable converted to stock		$85,000		$1,100

See accompanying notes to the financial statements.

Notes to the Financial Statements

Note 1. Organization and Significant Accounting Policies

Organization

NXChain Inc. (formerly AgriVest Americas, Inc., formerly Robocom Systems International Inc.) (sometimes referred to herein, after the effective date of the Reincorporation Merger (defined below) as, the “Company”) was incorporated under the laws of the State of New York in June 1982 and reincorporated in the State of Delaware on December 5, 2011. Since October 2005, the Company has been a “shell” company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, whose sole purpose was to locate and consummate a merger with or an acquisition of a private entity (see “Plan of Operations” below).

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

Immediately following the issuance of the Shares pursuant to the Purchase Agreement, an aggregate of 21,420,492 shares of common stock was issued and outstanding and the shares of Common Stock owned by Mr. Campbell represented approximately 88.7% of the issued and outstanding shares of capital stock of the Company on a fully-diluted basis. The Shares were acquired with funds that Mr. Campbell borrowed from an entity controlled by a current director of the Company. Given the change of control, the amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. The following factors all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s):

●	the number of shares ultimately issued within a three-year look-back period;

●	whether there is a deemed more than 50 percent change in control;

●	the applicable long-term tax exempt bond rate;

●	continuity of historical business; and

●	subsequent income of the Company.

NxChain Inc.
Notes to the Financial Statements (continued)

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

At or prior to the closing of the sale of the Purchased Shares, and as a condition to such closing, the Company entered into various agreements (the “Restructuring Agreements”) with an aggregate of 12 warrant holders, note holders or other creditors of the Company pursuant to which the Company converted or exchanged all existing or outstanding debts, promissory notes or warrants of the Company into an aggregate of 356,251 shares of Common Stock (the “Conversion Shares”) and $100,000 aggregate principal amount of promissory notes (the “Notes”) of the Company. The Notes originally bore interest at the rate of 8% per annum if not paid in full on or prior to the six-month anniversary of the issue date of the Notes and at the rate of 18% if the maturity date of the Notes was automatically extended for an additional three months as permitted by the Notes, and now bear interest at a rate per annum equal to the lesser of 28% or the maximum rate permitted by law. As the outstanding principal and interest on the Notes was not paid in full at the end of such three month extension period, the Notes are now payable on demand and the holders of the Notes may convert the unpaid principal of and interest on the Notes into shares of Common Stock at a price per share equal to 75% of the closing sale price of the Common Stock, or the last bid price if the closing sale price cannot be determined, on a material stock exchange or in the over-the-counter market on the trading day immediately prior to the conversion date.

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

Plan of Operations

The Company is a shell company with no operating business. As a result of the sale of the Purchased Shares, Havanti has acquired effective control of the Company. In connection with such transactions, the board of directors of the Company has determined to establish the Company as a provider of a digital currency, to engage as a peer-to-peer lender utilizing such digital currency and to engage in other digital currency businesses. The Company intends to enter such markets by seeking and acquiring or merging with one or more established companies in such industry, including possibly, one or more companies controlled by Havanti or one of its affiliates or in which Havanti or one of its affiliates has an equity interest. Any such acquisition or merger may involve the issuance of additional shares of Common Stock. In order to fund such proposed business plan, the Company intends to raise funds from investors by issuing Common Stock, preferred stock and/or debt securities to fund future operations. Upon any such acquisition or merger, the Company will cease to be a shell company as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.

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

NxChain Inc.
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

The Company calculates income (loss) per common share in accordance with ASC Topic 260, "Earnings Per Share". Basic and diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents consist of warrants and are excluded from the computation of diluted income (loss) per share, since the effect would be anti-dilutive. Common share equivalents, which could potentially dilute basic earnings (loss) per share in the future, and which were excluded from the computation of diluted income (loss) per share. There were no Common share equivalents for the period ending May 31, 2016. Common share equivalents totaled approximately 91,000 at May 31, 2015.

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

The Company's 2016, 2015 and 2014 federal and state tax returns remain subject to examination by the respective taxing authorities. In addition, net operating losses arising from prior years are also subject to examination at the time that they are utilized in future years. Neither the Company's federal or state tax returns are currently under examination.

NxChain Inc.
Notes to the Financial Statements (continued)

Note 2. Related Party Transactions

Loans Payable Shareholder and Convertible Note Payable Shareholder

The Company from time to time borrows money from a Director of the Company and the Company’s CEO. At May 31, 2015, there was $25,000 and $40,073 outstanding in loans respectively to the Director and CEO.  On November 11, 2015, the Company converted all amounts owed to these individuals into a convertible note and into shares of common stock, respectively. At the time of conversion of the loan payable to the Director, there was $25,000 outstanding. This amount was converted to a $25,000 convertible note that bears interest at 8% per annum with a maturity date of August 15, 2016. The note is convertible after August 15, 2016 at a price per share equal to 75% of the closing sale price of the Common Stock, or the last bid price if the closing sale price cannot be determined, on a material stock exchange or in the over-the-counter market on the trading day immediately prior to the conversion date. If the note is not paid in full on or prior to the six-month anniversary of the issue date of the note and at the rate of 18% if the maturity date of the notes was automatically extended for an additional three months as permitted by the note, and now bears interest at a rate per annum equal to the lesser of 28% or the maximum rate permitted by law. As the outstanding principal and interest on the note was not paid in full at the end of such three-month extension period, the note is currently payable on demand and the holder of the note may convert the unpaid principal of and interest on the note into shares of Common Stock as described above. As of May 31, 2016, there was $25,000 of principal and accrued interest of $1,083 outstanding on this note. At the time of conversion of the loan payable to the CEO, there was $40,073 outstanding. This amount was converted into 32,500 shares of stock with $7,573 of debt being forgiven, which is included in additional paid-in capital on the balance sheet.

Due From Related Party

Until February 2016, all of the Company’s cash was held by a related party at which point the monies were deposited into the Company’s bank account. The amount of cash held by this related party at May 31, 2015 was $11,835.

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

Note Payable Related Party

During the fiscal year ended May 31, 2016, the Company issued a promissory note to a company, which is affiliated with LXCC, in the aggregate principal amount of $120,000 with interest at 8% per annum and a maturity date of March 31, 2017.  At May 31, 2016, $120,000 of principal and $2,400 of accrued interest were outstanding.

Expenses

The Company uses a consulting firm owned by the CEO for consulting services.  During the fiscal years ending May 31, 2016 and 2015, we incurred consulting fees to this related party of $138,854 and $18,200, respectively.   There were no payables outstanding to this company as of May 31, 2016 or 2015.

Other

During the fiscal year ended May 31, 2016, we entered into the LOI to engage in a merger with LXCC, a privately-held UK company in the blockchain and digital currency market, that is owned by the stockholders of our majority stockholder. Under the terms of the LOI it is expected that LXCC will be merged with NXCN, which will remain the surviving entity, and that LXCC’s shareholders will own approximately 90% of the post-merged fully-diluted shares of NXCN. The letter of intent provides that, subject to certain exceptions, for a sixty-day period, neither party may engage in negotiations or solicit proposals with another company with respect to an acquisition or a debt or equity investment transaction, disposal of assets outside of the ordinary course, or, with respect to LXCCoin, sell any equity or debt interest, subject to certain exceptions.

During the fiscal year ended May 31, 2016, the Company entered into a Common Stock Purchase Agreement with Havanti AS. Pursuant to the Purchase Agreement, Havanti purchased from the Company an aggregate of 1,040,839 shares of Common Stock for an aggregate purchase price of $200,000. Immediately following the issuance of the Purchased Shares pursuant to the Purchase Agreement, an aggregate of 2,041,368 shares of Common Stock were issued and outstanding and the shares of Common Stock owned by Havanti represented approximately 51.0% of the issued and outstanding shares of capital stock of the Company on a fully-diluted basis.

During the fiscal year ended May 31, 2016, a consulting firm owned by our CEO acquired 283,042 shares of Common Stock for an aggregate purchase price of $2,830. This amount was not received as of May 31, 2016 and is shown as a common stock subscription receivable on the balance sheet.

On April 20, 2016, Havanti AS acquired 7,716,958 shares of Common Stock for an aggregate purchase price of $77,170.

NxChain Inc.
Notes to the Financial Statements (continued)

Note 3. Loan Receivable

During the fiscal year ended May 31, 2016, the Company issued a promissory note to Legend Merchant Group, Inc., an unaffiliated New York-based company, in the aggregate principal amount of $10,500. This note bears interest at 8% per annum with a maturity date of September 30, 2016.

Note 4. Notes Payable

As of May 31, 2014, the Company had $80,000 in outstanding principal on various notes originated between December 2011 and May 2014.  The interest rates on the notes ranged from 10% to 15% and the maturity dates ranged between October 2012 and March 2015.

During fiscal 2015, one note holder converted $5,000 in principal and $390 of accrued interest to 107,813 shares of common stock, which resulted in a gain of $4,204. As of May 31, 2015, $75,000 of principal was outstanding on these notes.

During fiscal 2015, the Company entered in a new note on June 12, 2014 for $10,000 with an interest rate of 15% and a maturity date of March 31, 2015. No payments were made on the note in fiscal 2015; therefore, as of May 31, 2015, $10,000 was outstanding on this note.

On November 11, 2015, the Company converted the above $85,000 of principal of the notes and $25,421 of accrued interest thereon into 85,000 and 25,421 shares of common stock, respectively.

Convertible Note Payable

On November 15, 2015, the Company had $144,038 in outstanding payables from a vendor that it converted into a $75,000 convertible note with the remaining $69,038 of debt being forgiven. The convertible note has interest rate of 8% with a maturity date of August 15, 2016. As of this filing, the Company is in arrears on this note as $75,000 is still outstanding. The Notes originally bore interest at the rate of 8% per annum if not paid in full on or prior to the six-month anniversary of the issue date of the Notes and at the rate of 18% if the maturity date of the Notes was automatically extended for an additional three months as permitted by the Notes, and now bear interest at a rate per annum equal to the lesser of 28% or the maximum rate permitted by law. As the outstanding principal and interest on the Notes was not paid in full at the end of such three month extension period, the Notes are payable on demand and the holders of the Notes may convert the unpaid principal of and interest on the Notes into shares of common stock at a price per share equal to 75% of the closing sale price of the common stock, or the last bid price if the closing sale price cannot be determined, on a material stock exchange or in the over-the-counter market on the trading day immediately prior to the conversion date. As of May 31, 2016, there was $75,000 of principal and $3,250 of accrued interest outstanding on this note.

Note 5. Shareholders Equity (Deficit)

Preferred Stock

The Company has 25,000,000 of “Blank Check” preferred stock, $.001 par value, authorized. As of May 31, 2016 and 2015, the Company had no shares of preferred stock is issued or outstanding.

Common Stock

During the fiscal year ended May 31, 2015, one investor converted promissory notes in the aggregate principal amount of $5,000 and related interest of $390 to 3,195 shares of Common Stock. This transaction resulted in a gain of $4,204.

During fiscal year ended May 31, 2015, one note holder converted $5,000 in principal and $390 of accrued interest to 107,813 shares of common stock, which resulted in a gain of $4,204.

During the fiscal year ended May 31, 2015, one investor exercised warrants to purchase 296 shares of Common Stock for $500.

During the fiscal year ended May 31, 2015, the Company sold 1,481 shares at $0.10 per share for total proceeds of $5,000. As of May 31, 2015 the shares have yet to be issued; therefore, the par value of the shares is recorded as common stock subscribed.

During the fiscal year ended May 31, 2016, the Company converted $40,073 of loans payable to the CEO, into 32,500 shares of stock with $7,573 of debt being forgiven, which is included in additional paid-in capital on the balance sheet.

During the fiscal year ended May 31, 2016, the Company converted $23,000 in outstanding payables into 20,000 shares of Common Stock.

During the fiscal year ended May 31, 2016, the Company converted 2,697 outstanding warrants into 2,697 shares of Common Stock.

During the fiscal year ended May 31, 2016, the Company issued 190,633 shares of Common Stock with a value of $218,751 to settle disputes over amounts claimed to be owed to unaffiliated third parties.

As discussed in Note 4, during the fiscal year ended May 31, 2016, the Company converted $85,000 of notes payable and $25,421 of accrued interest into 85,000 and 25,421 shares of common stock, respectively.

NxChain Inc.
Notes to the Financial Statements (continued)

During the fiscal year ended May 31, 2016, the Company entered into a Common Stock Purchase Agreement with Havanti AS. Pursuant to the Purchase Agreement, Havanti purchased from the Company an aggregate of 1,040,839 shares of Common Stock for an aggregate purchase price of $200,000. Immediately following the issuance of the Purchased Shares pursuant to the Purchase Agreement, an aggregate of 2,041,368 shares of Common Stock were issued and outstanding and the shares of Common Stock owned by Havanti represented approximately 51.0% of the issued and outstanding shares of capital stock of the Company on a fully-diluted basis.

During the fiscal year ended May 31, 2016, a consulting firm owned by our CEO acquired 283,042 shares of Common Stock for an aggregate purchase price of $2,830. This amount was not received as of May 31, 2016 and is shown as a common stock subscription receivable on the balance sheet.

On April 20, 2016, Havanti acquired 7,716,958 shares of Common Stock for an aggregate purchase price of $77,170.

During the fiscal year ending May 31, 2016, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to (i) change the Company’s name from “AgriVest Americas, Inc.” to “NXChain Inc.” and (ii) effectuate a stock combination or reverse stock split, whereby every 33.7468 outstanding shares of Common Stock of the Company were converted into one share of Common Stock. The Amendment became effective immediately upon filing on December 30, 2015. All share and per share amounts have been restated to give effect to such reverse stock split.

Note 6. Income Taxes

Deferred tax assets as of May 31, 2016 and 2015 were substantially comprised of net operating loss carryforwards, net of valuation allowances.

The Company did not record any provision for or benefit of income taxes in the years ended May 31, 2016 or 2015. The valuation allowance at May 31, 2016 and 2015 was provided because of uncertainty, based on its historical results, with respect to realization of deferred tax assets.

At May 31, 2016 and 2015, the Company had net operating loss carryforwards of approximately $5.37 million for income tax purposes, which may be able to reduce taxable income in future years. The utilization of these losses to reduce future income taxes will depend on the Company generating sufficient taxable income prior to the expiration of the net operating loss carryforwards. Net operating loss carryforwards will expire in various years through May 31, 2036.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

The management of our company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of May 31, 2016 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of May 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

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

The material weakness described above caused management to conclude that, as of May 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level. Management will continue to evaluate our existing accounting personnel needs and intends to increase the Company’s accounting and financing personnel resources by hiring additional accounting staff. However, the Company will be unable to remedy this material weakness in its disclosure controls until it has the financial resources that will allow it to hire additional qualified employees.

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

Management assessed our internal control over financial reporting as of May 31, 2016, the end of our last fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Item 9B. Other Information

Not applicable.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and ages of our directors and executive officers as of August 29, 2016:

Name	Age	Position
Michael B. Campbell	60	Chief Executive Officer and Director
Eric M. Hellige	61	Director

The biographies of each of the directors and executive officer below contains information regarding the person’s service, business experience, positions held currently or at any time during the last five years, and for each director or any nominee for director the particular experiences, qualifications, attributes or skills that caused our Board of Directors to determine that such person should serve as a director for us in 2016, and the names of any other publicly-held companies of which such person served as a director in the past five years.

Michael B. Campbell, President, Chief Executive Officer and Director:

Michael B. Campbell, has served as a Director and as President, Chief Executive Officer and Treasurer of our company since December 5, 2011.

Mr. Campbell has served as the managing director of both M1 Advisors LLC and M1 Capital Group Ltd., since founding those companies in 2002 and 2004, respectively. M1 Advisors LLC and M1 Capital Group Ltd. are business advisory and merchant banking firms that provide growth capital and financial advisory services to high-growth companies in emerging markets. Since November 2009, Mr. Campbell also has served as Chairman of the Board of Directors and as President, Chief Executive Officer and Secretary of Resource Holdings, Inc., a publicly-traded, development-stage company that makes loans and leases equipment to operating gold mines located in Brazil. Mr. Campbell also served as a director of Ensurge, Inc., a public “shell” company, from December 2009 until June 29, 2010. Mr. Campbell has over 30 years of experience in founding, financing, building and operating high- growth companies worldwide.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors and executive officers was involved in any legal proceeding during the last 10 years as described in Item 401 (f) of Registration S-K.

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

Based solely upon a review by us of Forms 3 and 4 relating to fiscal years 2016 and 2015 as furnished to us under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to us with respect to fiscal year 2016, we believe that during the fiscal years ended May 31, 2016 and 2015, there was no failure to comply with Section 16(a) filing requirements applicable to our officers, directors and 10% stockholders.

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

Committees of the Board of Directors Audit Committee

Our Board of Directors established an audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. There are currently no members of the audit committee. The members of our Board of Directors perform the functions of the audit committee. All future members of the audit committee will be independent within the meaning of Rule 4200(a)(15) of the Nasdaq Stock Market Corporate Governance Standards, as amended. Due to our status as a shell company and our limited resources, we do not have access to additional eligible candidates. The audit committee is directly responsible for the appointment, compensation and oversight of our independent auditors. The audit committee oversees the financial reporting process on behalf of our Board of Directors by reviewing with the independent auditors the scope and results of the audit engagement, monitoring our financial policies and internal control procedures, and reviewing and monitoring the provisions of non-audit services performed by our independent auditors. Management is responsible for our internal controls and establishing and reviewing the financial reporting process. The audit committee acts under a written charter adopted and approved in September 1997. The audit committee did not meet during the fiscal year ended May 31, 2016 or 2015.

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

Compensation Committee

Our Board of Directors established a compensation committee; however, there are currently no members of the compensation committee. Our entire Board of Directors performs the functions of the compensation committee. All future members of the compensation committee will be independent within the meaning of Rule 4200(a)(15) of the Nasdaq Stock Market Corporate Governance Standards, as amended. Due to our status as a shell company and our limited resources, we do not have access to additional eligible candidates. The compensation committee is responsible for reviewing and recommending salaries, bonuses and other compensation for our officers. The compensation committee is also responsible for administering our stock option plan and for establishing terms and conditions of all stock options granted under the plan. The compensation committee did not meet during the fiscal year ended May 31, 2016 or 2015.

Item 11. Executive Compensation.

The following table sets forth all compensation awarded to, earned by or paid to the chief executive officer (“CEO”) of our company. We did not employ any other executive officers in fiscal 2016 or 2015.

SUMMARY COMPENSATION TABLE

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($) (1)	($)

Michael Campbell	2016	---	---	---	---	---	---	$138,854	$138,854
Chief Executive Officer	2015	---	---	---	---	---	---	$33,950	$33,950

(1)	Represents amounts paid to Mr. Campbell under his consulting agreement.

Outstanding Equity Awards at Fiscal Year End

There were no equity awards for our named executive officer, including unexercised options, stock that has not vested and equity incentive plan awards, outstanding at fiscal year ended May 31, 2016 or 2015.

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

Directors’ Compensation

The members of our Board of Directors are not compensated for their service on the Board of Directors, and no member of the Board of Directors received any cash, stock or other compensation during the years ended May 31, 2016 or 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth, as of August 29, 2016, the names, addresses and number of shares of common stock beneficially owned by (i) all persons known to our management to be beneficial owners of more than 5% of the outstanding shares of our common stock, (ii) each director of our company, (iii) each named Executive Officer and (iv) all executive officers and directors of our company as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned):

	Amount and
	Nature of
Name and Address of	Beneficial		Percent
Beneficial Owner	Ownership		of Class(1)
Michael B. Campbell(2)	863,742		8.6%
Eric M. Hellige(2)	73,633	(3)	— %*
Havanti AS	8,757,796	(4)	87.2%
All executive officers and directors as a group (2 persons)	937,375		45.9%

*Less than 1%.

(1)	Except as indicated in the footnotes to this table, we believe that all persons named in the table have sole voting and investment power with respect to all common stock shown as beneficially owned by them. In accordance with the rules of the Securities and Exchange Commission (the “Commission”), a person or entity is deemed to be the beneficial owner of common stock that can be acquired by such person or entity within sixty (60) days upon the exercise of options or warrants or other rights to acquire common stock. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and which are exercisable within sixty (60) days have been exercised. The inclusion herein of such shares listed as beneficially owned does not constitute an admission of beneficial ownership.

(2)	The address of Michael B. Campbell is 11756 Willard Ave., Tustin, CA 92782. The address of Eudora Partners, LLC is 475 Hempstead Avenue, Rockville Centre, NY 11570.

(3)	Includes 40,001 shares owned by Mr. Hellige and 33,632 shares owned by Eudora Partners, LLC (“Eudora”). Eric M. Hellige, a director of our company, serves as the managing member of Eudora, which is a family limited partnership, and has investment and voting control over the shares owned by Eudora. Mr. Hellige disclaims beneficial ownership of the shares owned by Eudora, except to the extent of his pecuniary interest therein.

(4)	Pursuant to the Schedule 13D filed by Havanti SA with the Securities and Exchange Commission on April 20, 2016, Harald Ellefsen is the sole officer and director of Havanti SA. The address of Havanti SA is Postboks 84 Slemdal, 0710, Oslo, Norway.

Securities Authorized for Issuance under Equity Compensation Plans

Our 1997 Stock Option and Long-term Incentive Compensation Plan expired on May 15, 2007, and as of May 31, 2016 and 2015, we had no outstanding options or warrants and no compensation plan under which shares of common stock may be issued. We have no equity compensation plans or arrangements that have not been approved by shareholders.

Item 13. Certain Relationships and Related Transactions, Director Independence.

The Company from time to time borrows money from each of Michael Campbell and Eric M. Hellige, each of whom is a member of our board of directors and is a person who has a beneficial ownership of our outstanding common stock. During the fiscal year ended May 31, 2016, the Company converted all amounts owed to these individuals into a convertible note and into shares of common stock, respectively. At the time of conversion of the loan payable to the Director, there was $25,000 outstanding. This amount was converted to a $25,000 convertible note that originally bore interest at the rate of 8% per annum if not paid in full on or prior to the six-month anniversary of the issue date of the note and at the rate of 18% if the maturity date of the notes was automatically extended for an additional three months as permitted by the note, and now bears interest at a rate per annum equal to the lesser of 28% or the maximum rate permitted by law. As the outstanding principal and interest on the note was not paid in full at the end of such three month extension period, the note is currently payable on demand and the holder of the note may convert the unpaid principal of and interest on the note into shares of Common Stock at a price per share equal to 75% of the closing sale price of the Common Stock, or the last bid price if the closing sale price cannot be determined, on a material stock exchange or in the over-the-counter market on the trading day immediately prior to the conversion date. As of May 31, 2016, there was $25,000 of principal and accrued interest of $1,083 outstanding on this note. At the time of conversion of the loan payable to the CEO, there was $40,073 outstanding. This amount was converted into 32,500 shares of stock with $7,573 of debt being forgiven, which is included in additional paid-in capital on the balance sheet. As of May 31, 2015, we had net borrowings of $25,693 from Mr. Campbell and $25,350 from Mr. Hellige. During the period ended May 31, 2015, certain miscellaneous expenses were offset against amounts owed to Mr. Campbell.

As of May 31, 2015, we had net borrowings of $14,030 from a company owned by our CEO. This debt was converted to Common Stock in November 2015.

During the fiscal year ended May 31, 2016, we entered into the LOI to engage in a merger with LXCC, a privately-held UK company in the blockchain and digital currency market that is an affiliate of Havanti. Under the terms of the LOI, it is expected that LXCC will be merged with our company, which will remain the surviving entity, and that LXCC’s shareholders will own approximately 90% of the post-merged fully-diluted shares of our common stock. Completion of the merger is contingent upon certain closing conditions, including customary due diligence considerations, the negotiation, execution and delivery of a merger agreement by the parties, and board and stockholder approval. There can be no assurances that a merger agreement or a closing will occur based on satisfaction of these conditions. Due to the non-binding nature of the letter of intent, the terms of the proposed transaction remain subject to change.

During the fiscal years ending May 31, 2016, we paid consulting fees to a firm owned by our CEO in the amount of $138,854.

Item 14. Principal Accountant Fees and Services.

The following table lists aggregate fees paid for professional services rendered by Rosenberg Rich Baker Berman & Company, our current auditors, for the fiscal years ended May 31, 2016 and 2015.

	2016	2015
Audit Fees(1)	$31,000	$15,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

(1)	These fees were for professional services rendered for the audit of our annual financial statements and review of financial statements. There were no other audit related fees for 2016 and 2015. Rosenberg Rich Baker Berman & Company did not perform any other services for us.

To our knowledge our principal accountant, Rosenberg Rich Baker Berman & Company, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

Board of Directors Pre-Approval Policy

There are currently no members on our audit committee. However, our entire Board of Directors performs the function of an audit committee. All audit and permissible non-audit services provided by our independent auditors, as well as the fees for such services, must be pre-approved by our Board of Directors. The Board of Directors may delegate to one or more designated members of the Board of Directors the authority to pre-approve audit and permissible non-audit services, provided such pre-approval decisions are reported to the full Board of Directors at its next scheduled meeting. Any pre-approval is generally for the current fiscal year, and any pre-approval is detailed as to the particular service or category of services. All audit and non- audit services provided by our independent auditors during fiscal 2016 and fiscal 2015 were approved by or on behalf of our company by our Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The exhibits required by this item are listed on the Exhibit Index attached hereto and are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NXCHAIN INC.

August 29, 2016	By:	/s/ Michael B. Campbell
Michael B. Campbell,
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael B. Campbell	Chief Executive Officer and Chairman of the	August 29, 2016
Michael B. Campbell	Board of Directors (Principal Executive Officer and
Principal Financial Officer)

/s/ Eric M. Hellige	Director	August 29, 2016
Eric M. Hellige

Exhibit Index

Exhibit Number	Description

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

3.2	By-laws of our company (incorporated herein by reference to Exhibit 3.2 to our company’s Current Report on Form 8-K as filed with the Commission on December 8, 2011).

3.3	Certificate of Amendment to the Certificate of Incorporation of our company (incorporated herein by reference to Exhibit 3.1 to our company’s Current Report on Form 8-K as filed with the Commission on as filed with the Commission on January 1, 2016.).

10.1	Securities Purchase Agreement, dated as of December 5, 2011, by and among our company, Robocom Systems International Inc. and Michael Campbell (incorporated herein by reference to Exhibit 2.1 to our company’s Current Report on Form 8-K as filed with the Commission on December 8, 2011).

10.2	Securities Purchase Agreement, dated as of November 9, 2015, by and among our company, AgriVest Americas, Inc. and Havanti AS (incorporated herein by reference to Exhibit 99.1 to our company’s Current Report on Form 8-K as filed with the Commission on November 23, 2015).

10.3	Securities Subscription Agreement, dated as of April 20, 2016, by and among our company, NxChain Inc. and Havanti AS (incorporated herein by reference to Exhibit 10.1 to our company’s Current Report on Form 8-K as filed with the Commission on April 20, 2016).

10.4	Securities Subscription Agreement, dated as of April 20, 2016, by and among our company, NxChain Inc. and Michael Campbell (incorporated herein by reference to Exhibit 10.2 to our company’s Current Report on Form 8-K as filed with the Commission on April 20, 2016).

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

