Form 10-Q
period 2016-08-31
NXChain Inc.
filed 2016-10-14
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,041,469 shares of common stock as of October 14, 2016.

NX Chain Inc.

FORM 10-Q

i

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NX Chain Inc.

BALANCE SHEETS

	August 31, 2016	May 31, 2016
	(unaudited)
Assets
Current assets:
Cash	$430	$62,075
Loan receivable	10,500	10,500
Total assets	$10,930	$72,575

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$57,925	$54,453
Notes payable related party	120,000	120,000
Convertible note payable related party	25,000	25,000
Convertible note payable	75,000	75,000

Total liabilities	277,925	274,453

Shareholders’ Deficit:
Common stock, $.001 par value; 100,000,000 shares authorized; 10,041,469 shares issued and outstanding	10,041	10,041
Common stock subscribed, 1,482 shares	1	1
Common stock subscription receivable	(2,830)	(2,830)
Additional paid-in capital	12,953,895	12,953,895
Accumulated deficit	(13,228,102)	(13,162,985)
Total shareholders’ deficit	(266,995)	(201,878)
Total liabilities and shareholders’ deficit	$10,930	$72,575

See accompanying notes.

1

NX Chain Inc.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended,
	August 31, 2016	August 31, 2015

Selling, general and administrative expenses	$58,138	$62,798

Loss from operations	(58,138)	(62,798)

Other Income (expense):	-	-

Interest expense	(6,979)	(3,489)

Net loss	$(65,117)	$(66,287)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.01)	$(0.10)

Weighted average shares outstanding:
Basic and diluted	10,041,469	644,278

See accompanying notes.

NX Chain Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended,
	August 31, 2016	August 31, 2015
Cash flows from operating activities
Net loss	$(65,117)	$(66,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in other current assets	-	12,317
Accounts payable and accrued expenses	3,472	18,970
Net cash used in operating activities	(61,645)	(35,000)

Cash flows from financing activities
Proceeds from refundable deposit	-	35,000
Proceeds from note payable related party	20,000	-
Repayment to note payable related party	(20,000)	-
Net cash provided by financing activities	-	35,000

Change in cash and cash equivalents	(61,645)	-
Cash and cash equivalents at beginning of period	62,075	-
Cash and cash equivalents at end of period	$430	$-

See accompanying notes.

NX Chain Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 1 - Description of Business and Summary of Significant Accounting Policies

Organization

NX Chain Inc. (formerly AgriVest Americas, Inc. and Robocom Systems International Inc.) (the “Company”) was incorporated under the laws of the State of New York in June 1982 and reincorporated in the State of Delaware on December 5, 2011. Since October 2005, the Company has been a “shell” company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, whose sole purpose was to locate and consummate a merger with or an acquisition of a private entity (see “Plan of Operations” below).

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

On November 19, 2015, we entered into a common stock purchase agreement with Havanti AS, a Norwegian limited liability company, pursuant to which Havanti purchased an aggregate of 1,040,839 shares of common stock for an aggregate purchase price of $200,000.

On December 30, 2015, we changed our corporate name from “AgriVest Americas, Inc.” to “NXChain Inc.” and effectuated a stock combination or reverse stock split, whereby every 33.7468 outstanding shares of common stock were converted into one share of common stock.

On September 26, 2016, we purchased certain assets of LXCCoin Ltd. (“LXCC) pursuant to an Asset Purchase Agreement dated as of September 26, 2016 (the “Purchase Agreement”) with LXCC. In exchange for the assets acquired, we issued to LXCC 14,243,000 shares of our common stock. Following consummation of the asset purchase transaction, LXCC owned approximately 57.97% of our issued and outstanding shares of the common stock, which shares gave LXCC effective control of our company.

We plan to use the assets acquired as part of our planned digital-currency payment processing platform that will enable other companies to provide an assortment of online and mobile payment services for products and services that they sell. We plan to both white-label and private-label its payment processing platform for other companies. In addition, we plan to further develop our payment processing platform to support micro-payments, online paywalls, P2P lending and other popular digital-currency services.

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

Unaudited Interim Financial Statements

The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X, and should be read in conjunction with the consolidated financial statements and related notes of the Company filed in its 2016 Annual Report on Form 10-K. The financial statements as of August 31, 2016 and for the three months ended August 31, 2016 and 2015 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The balance sheet at May 31, 2016 was derived from audited financial statements but does not include all disclosures required by GAAP.

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

Note 2 - Related Party Transactions

Loans Payable Shareholder and Convertible Note Payable Shareholder

The Company from time to time borrows money from a Director of the Company and the Company’s CEO. At May 31, 2015, there was $25,000 and $40,073 outstanding in loans respectively to the Director and CEO. On November 11, 2015, the Company converted all amounts owed to these individuals into a convertible note and into shares of common stock, respectively. At the time of conversion of the loan payable to the Director, there was $25,000 outstanding. This amount was converted to a $25,000 convertible note that bears interest at 8% per annum with a maturity date of August 15, 2016. The note is convertible after August 15, 2016 at a price per share equal to 75% of the closing sale price of the Common Stock, or the last bid price if the closing sale price cannot be determined, on a material stock exchange or in the over-the-counter market on the trading day immediately prior to the conversion date. If the note is not paid in full on or prior to the six-month anniversary of the issue date of the note and at the rate of 18% if the maturity date of the notes was automatically extended for an additional three months as permitted by the note, and now bears interest at a rate per annum equal to the lesser of 28% or the maximum rate permitted by law. As the outstanding principal and interest on the note was not paid in full at the end of such three-month extension period, the note is currently payable on demand and the holder of the note may convert the unpaid principal of and interest on the note into shares of Common Stock as described above. As of August 31, 2016, there was $25,000 of principal and accrued interest of $2,312 outstanding on this note.

Notes Payable Related Party

On March 2, 2016, the Company issued a promissory note to a company, which is affiliated with LXCC, in the aggregate principal amount of $120,000 with interest at 8% per annum and a maturity date of March 31, 2017. At August 31, 2016, $100,000 of principal and $4,400 of accrued interest were outstanding. On August 18, 2016, the Company issued a promissory note to this same party in the aggregate principal amount of $20,000 with interest at 8% per annum and a maturity date of August 18, 2017. At August 31, 2016, $20,000 of principal and $62 of accrued interest were outstanding.

Expenses

The Company uses a consulting firm owned by the CEO for consulting services. During the three months ended August 31, 2016 and 2015, we incurred consulting fees to this related party of $33,500 and $40,000, respectively. There were no payables outstanding to this company as of August 31, 2016 or 2015.

Other

On September 29, 2015, we entered into the LOI to engage in a merger with LXCC, a privately-held UK company in the blockchain and digital currency market, that is owned by the stockholders of our majority stockholder. Under the terms of the LOI it is expected that LXCC will be merged with NXCN, which will remain the surviving entity, and that LXCC’s shareholders will own approximately 90% of the post-merged fully-diluted shares of NXCN. The letter of intent provides that, subject to certain exceptions, for a sixty-day period, neither party may engage in negotiations or solicit proposals with another company with respect to an acquisition or a debt or equity investment transaction, disposal of assets outside of the ordinary course, or, with respect to LXCCoin, sell any equity or debt interest, subject to certain exceptions.

On September 26, 2016, the Company canceled the non-binding letter of intent with LXCC and entered into an Asset Purchase Agreement dated as of September 26, 2016 (the “Purchase Agreement”) with LXCC pursuant to which specific assets of LXCC were acquired by the Company. In exchange for the assets acquired, the Company issued to LXCC 14,243,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). Following consummation of the asset purchase transaction, LXCC owned approximately 57.97% of the Company’s issued and outstanding shares of the Common Stock, which shares gave LXCC effective control of the Company.

During the fiscal year ended May 31, 2016, a consulting firm owned by our CEO acquired 283,042 shares of Common Stock for an aggregate purchase price of $2,830. This amount was not received as of August 31, 2016 and is shown as a common stock subscription receivable on the balance sheet.

Note 3. Loan Receivable

During the fiscal year ended May 31, 2016, the Company issued a promissory note to Legend Merchant Group, Inc., an unaffiliated New York-based company, in the aggregate principal amount of $10,500. This note bears interest at 8% per annum with a maturity date of September 30, 2016. As of October 14, 2016, this promissory note was still outstanding and in default. The Company is currently renegotiating the terms of the promissory note with the borrower.

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

Convertible Note Payable

On November 15, 2015, the Company had $144,038 in outstanding payables from a vendor that it converted into a $75,000 convertible note with the remaining $69,038 of debt being forgiven. The convertible note has interest rate of 8% with a maturity date of August 15, 2016. As of this filing, the Company is in arrears on this note as $75,000 is still outstanding. The Notes originally bore interest at the rate of 8% per annum if not paid in full on or prior to the six-month anniversary of the issue date of the Notes and at the rate of 18% if the maturity date of the Notes was automatically extended for an additional three months as permitted by the Notes, and now bear interest at a rate per annum equal to the lesser of 28% or the maximum rate permitted by law. As the outstanding principal and interest on the Notes was not paid in full at the end of such three month extension period, the Notes are payable on demand and the holders of the Notes may convert the unpaid principal of and interest on the Notes into shares of common stock at a price per share equal to 75% of the closing sale price of the common stock, or the last bid price if the closing sale price cannot be determined, on a material stock exchange or in the over-the-counter market on the trading day immediately prior to the conversion date. As of August 31, 2016, there was $75,000 of principal and $6,938 of accrued interest outstanding on this note.

Note 5. Subsequent Event

On September 26, 2016, the Company canceled the non-binding letter of intent with LXCC and entered into an Asset Purchase Agreement dated as of September 26, 2016 (the “Purchase Agreement”) with LXCC pursuant to which specific assets of LXCC were acquired by the Company. In exchange for the assets acquired, the Company issued to LXCC 14,243,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). Following consummation of the asset purchase transaction, LXCC owned approximately 57.97% of the Company’s issued and outstanding shares of the Common Stock, which shares gave LXCC effective control of the Company.

The Company plans to use the assets acquired as part of its planned digital-currency payment processing platform that will enable other companies to provide an assortment of online and mobile payment services for products and services that they sell. The Company plans to both white-label and private-label its payment processing platform for other companies. In addition, the Company plans to further develop its payment processing platform to support micro-payments, online paywalls, P2P lending and other popular digital-currency services.

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

On September 26, 2016, we purchased certain assets of LXCCoin Ltd. (“LXCC) pursuant to an Asset Purchase Agreement dated as of September 26, 2016 (the “Purchase Agreement”) with LXCC. In exchange for the assets acquired, we issued to LXCC 14,243,000 shares of our common stock. Following consummation of the asset purchase transaction, LXCC owned approximately 57.97% of our issued and outstanding shares of the common stock, which shares gave LXCC effective control of our company.

We plan to use the assets acquired as part of our planned digital-currency payment processing platform that will enable other companies to provide an assortment of online and mobile payment services for products and services that they sell. We plan to both white-label and private-label its payment processing platform for other companies. In addition, we plan to further develop our payment processing platform to support micro-payments, online paywalls, P2P lending and other popular digital-currency services.

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

Concentration of Credit Risk. The Company maintains its cash principally at one commercial bank. Management does not believe significant credit risk existed at August 31, 2016.

Results of Operations

Comparison of Three-Month Periods Ended August 31, 2016 and August 31, 2015 (unaudited)

Revenues. We did not record any revenues related to our operations during the three-month periods ended August 31, 2016 and 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of consulting fees, financial personnel and professional fees, as well as other miscellaneous administrative expenses. For the three-months ended August 31, 2016, selling, general and administrative expenses decreased by $4,660 to $58,138, as compared to $62,798 during the three-months ended August 31, 2015. This decrease was primarily related to decreased professional fees related to seeking a candidate for merger and SEC filing requirements.

Interest Expense. For the three-months ended August 31, 2016, interest expense increased by $3,490 to $6,979, as compared to $3,489 during the three-months ended August 31, 2015. This increase was primarily related to borrowings under the convertible notes payable from related parties and the notes payable.

Income Taxes. No provision for or benefit of income taxes was reflected in the 2016 or 2015 periods, as the benefits of operating loss carryforwards have been reserved.

LIQUIDITY AND CAPITAL RESOURCES

Our company’s cash expenditures during the three months ended August 31, 2016 were limited primarily to amounts required for the payment of consulting and professional fees in connection with our company meeting its requirements under the securities laws and in seeking a candidate for merger.

During the three months ended August 31, 2016, we funded our operations with the cash derived from the convertible notes payable from related parties. As of August 31, 2016, we had cash and cash equivalents of $430. As of August 31, 2015, we did not have any cash and cash equivalents.

Net cash used in operating activities was $61,645 and $35,000 for the three months ended August 31, 2016 and 2015, respectively. During the three months ended August 31, 2016 and 2015, our company was not engaged in any revenue-generating operations. Cash used in operations was higher in the 2016 period primarily as a result of increased costs related to professional and consulting fees.

Net cash provided by financing activities was $0 and $35,000 for the three months ended August 31, 2016 and 2015, respectively. During the three months ended August 31, 2016, we received a loan from a related party of $20,000 and repaid $20,000 to the same related party. During the three months ended August 31, 2015, we received a refundable deposit on the former purchase agreement with Fision of $35,000.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of August 31, 2016 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2016, the disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

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

The material weakness described above caused management to conclude that, as of August 31, 2016, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level. Management will continue to evaluate the Company’s existing accounting personnel needs and intends to increase the Company’s accounting and financing personnel resources by hiring additional accounting staff. However, the Company will be unable to remedy this material weakness in its disclosure controls until it has the financial resources that will allow it to hire additional qualified employees.

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

NX CHAIN INC.

October 14, 2016	By:	/s/ Michael B. Campbell
Michael B. Campbell, Chief Executive Officer and Chief Financial Officer

15

Exhibit Index

Exhibit No.	Description

10.1	Asset Purchase Agreement dated as of September 26, 2016 between NXChain, Inc. and LXCCoin Ltd.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	XBRL (eXtensible Business Reporting Language) interactive data files are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

