Form 10-Q
period 2016-11-30
NXChain Inc.
filed 2017-01-24
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,374,000 shares of common stock as of January 24, 2017.

NX Chain Inc.

FORM 10-Q

i

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NX Chain Inc.

BALANCE SHEETS

	November 30, 2016	May 31, 2016
	(unaudited)
Assets
Current assets:
Cash	$84,145	$62,075
Loan receivable	10,500	10,500
Total current assets	94,645	72,575

Intangible assets, net	14,243	---

Total assets	$108,888	$72,575

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$91,898	$54,453
Notes payable related party	151,000	120,000
Convertible note payable related party	25,000	25,000
Convertible note payable	75,000	75,000

Total liabilities	342,898	274,453

Shareholders’ Deficit:
Common stock, $.001 par value; 100,000,000 shares authorized; 24,284,469 and 10,041,469 shares issued and outstanding, respectively	24,284	10,041
Common stock subscribed, 91,482 shares	91	1
Common stock subscription receivable	(2,830)	(2,830)
Additional paid-in capital	13,077,137	12,953,895
Accumulated deficit	(13,332,692)	(13,162,985)
Total shareholders’ deficit	(234,010)	(201,878)
Total liabilities and shareholders’ deficit	$108,888	$72,575

See accompanying notes.

NX Chain Inc.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended,
	November 30, 2016	November 30, 2015

Selling, general and administrative expenses	$(61,917)	$(65,409)

Other income (expense):
Extinguishment of debt	---	87,146

Settlement expense	---	(218,751)

Interest expense	(42,673)	(3,489)

Net loss	$(104,590)	(200,503)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.01)	(0.23)
Weighted average shares outstanding:
Basic and diluted	20,259,273	857,486

See accompanying notes.

NX Chain Inc.

STATEMENTS OF OPERATIONS

(unaudited)

	Six months ended,
	November 30, 2016	November 30, 2015

Selling, general and administrative expenses	$(120,055)	$(128,207)

Other income (expense):
Extinguishment of debt	---	87,146

Settlement expense	---	(218,751)

Interest expense	(49,652)	(6,978)

Net loss	$(169,707)	$(266,790)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.01)	$(0.36)
Weighted average shares outstanding:
Basic and diluted	15,100,458	750,882

See accompanying notes.

NX Chain Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended,
	November 30, 2016	November 30, 2015
Net cash from operating activities
Net loss	$(169,707)		$(266,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Extinguishment of debt	---		(87,146)
Shares issued for settlement expense	---		218,751
Intrinsic value of beneficial conversion feature	33,333		---
Changes in operating assets and liabilities:
Due from related party	---		(15,885)
Accounts payable and accrued expenses	37,444		11,069
Net cash used in operating activities	(98,930)		(140,000)

Net cash from financing activities
Repayment to related parties	(20,000)		(60,000)
Proceeds from issuance of common stock subscriptions	90,000		---
Proceeds from issuance of common stock	---		200,000
Proceeds from notes payable – related party	51,000		---
Net cash provided by financing activities	121,000		140,000

Change in cash and cash equivalents	22,070		---
Cash and cash equivalents at beginning of period	62,075		---
Cash and cash equivalents at end of period	$84,145	$	---
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accounts payable and accrued expenses converted to stock	---		$48,421
Accounts payable and accrued expenses converted to convertible note	---		$75,000
Loan payable converted to note payable	---		$25,000
Loan payable converted to stock	---		$32,500
Note payable converted to stock	---		$85,000
Common stock issued for intangible asset purchase	14,243		---

See accompanying notes.

NX Chain Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 1 - Description of Business and Summary of Significant Accounting Policies

Organization

NX Chain Inc. (formerly AgriVest Americas, Inc. and Robocom Systems International Inc.) (the “Company”) was incorporated under the laws of the State of New York in June 1982 and reincorporated in the State of Delaware on December 5, 2011. Since October 2005, the Company had been defined as a “shell” company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, whose sole purpose was to locate and consummate a merger with or an acquisition of a private entity, (see “Plan of Operations” below).

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

On September 26, 2016, we purchased certain assets of LXCCoin Ltd., a related party, pursuant to an Asset Purchase Agreement dated as of September 26, 2016 with LXCC. In exchange for the assets acquired, we issued to LXCC 14,243,000 shares of our common stock. Following consummation of the asset purchase transaction, LXCC owned approximately 57.97% of our issued and outstanding shares of the common stock, which shares gave LXCC effective control of our company.

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

Plan of Operations

We are a shell company with no operating business. As a result of the Asset Purchase Agreement and issuance of 14,230,000 shares of Common Stock to LXCCoin Ltd, LXCCoin Ltd has acquired effective control of the Company.  The Company plans to use the assets acquired as part of our planned digital-currency payment processing platform that will enable other companies to provide an assortment of online and mobile payment services for products and services that they sell. We plan to both white-label and private-label its payment processing platform for other companies. In addition, we plan to further develop our payment processing platform to support micro-payments, online paywalls, P2P lending and other popular digital-currency services.

In order to fund such proposed business plan, we intend to raise funds from investors by issuing our common stock, preferred stock and/or debt securities to fund future operations.  Since the Asset Purchase Agreement in September 2016, we were able to raise only limited funds to engage in our proposed business. At the time that we are able to raise capital to effectively implement and execute our business plan we will then seek to become an operating company and no longer operate as a shell company.

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

We may seek additional business opportunities with entities that have recently commenced operations, or that wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

Depreciation, Amortization and Long-Lived Assets:

Long-lived assets include:

Identifiable intangible assets – We amortize the cost of other intangibles over their useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are not amortized; however, they are tested annually for impairment and written down to fair value as required.

At least annually, we review all intangible assets for impairment. When necessary, charges are recorded for impairment of intangible assets for the amount by which the fair value is less than the carrying value of these assets.

Unaudited Interim Financial Statements

The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X, and should be read in conjunction with the consolidated financial statements and related notes of the Company filed in its 2016 Annual Report on Form 10-K. The financial statements as of November 30, 2016, and for the three and six months ended November 30, 2016 and 2015 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The balance sheet at May 31, 2016 was derived from audited financial statements but does not include all disclosures required by GAAP.

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

Note 2 - Related Party Transactions

Loans Payable Shareholder and Convertible Note Payable Shareholder

The Company from time to time borrows money from a Director of the Company and the Company’s CEO. At May 31, 2015, there was $25,000 and $40,073 outstanding in loans to the Director and CEO, respectively. On November 11, 2015, the Company converted all amounts owed to these individuals into a convertible note and into shares of common stock, respectively. At the time of conversion of the loan payable to the Director, there was $25,000 outstanding. This amount was converted to a $25,000 convertible note that bears interest at 8% per annum with a maturity date of August 15, 2016. The note is convertible after August 15, 2016 at a price per share equal to 75% of the closing sale price of the Common Stock, or the last bid price if the closing sale price cannot be determined, on a material stock exchange or in the over-the-counter market on the trading day immediately prior to the conversion date. If the note is not paid in full on or prior to the six-month anniversary of the issue date of the note and at the rate of 18% if the maturity date of the notes was automatically extended for an additional three months as permitted by the note, and now bears interest at a rate per annum equal to the lesser of 28% or the maximum rate permitted by law. As the outstanding principal and interest on the note was not paid in full at the end of such three-month extension period, the note is currently payable on demand and the holder of the note may convert the unpaid principal of and interest on the note into shares of Common Stock as described above. We valued the intrinsic value of the beneficial conversion feature underlying the convertible debt at $8,333 and recorded to interest expense based on the recognized amortization during 2016. As of November 30, 2016, there was $25,000 of principal and accrued interest of $4,062 outstanding on this note.

Notes Payable Related Party

On March 2, 2016, the Company issued a promissory note to a company, which is affiliated with LXCC, in the aggregate principal amount of $120,000 with interest at 8% per annum and a maturity date of March 31, 2017. At November 30, 2016, $100,000 of principal and $6,400 of accrued interest were outstanding. On August 18, 2016, the Company issued a promissory note to this same party in the aggregate principal amount of $20,000 with interest at 8% per annum and a maturity date of August 18, 2017. On September 14, 2016, the Company issued a promissory note to this same party in the aggregate principal amount of $22,000 with interest at 8% per annum and a maturity date of August 18, 2017. At November 30, 2016, $22,000 of principal and $147 of accrued interest were outstanding. On October 16, 2016, the Company issued a promissory note to this same party in the aggregate principal amount of $9,000 with interest at 8% per annum and a maturity date of August 18, 2017. At November 30, 2016, $9,000 of principal and $60 of accrued interest were outstanding.

Expenses

The Company uses a consulting firm owned by the CEO for consulting services. During the six months ended November 30, 2016 and 2015, we incurred consulting fees to this related party of $44,500 and $85,000, respectively. There were no payables outstanding to this company as of November 30, 2016.

Other

On September 26, 2016, entered into an Asset Purchase Agreement dated as of September 26, 2016, (the “Purchase Agreement”) with LXCC, a privately held UK company in the blockchain and digital currency market, that is owned by the stockholders of our majority stockholder, pursuant to which specific assets of LXCC were acquired by the Company. In exchange for the assets acquired, the Company issued to LXCC 14,243,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). Following consummation of the asset purchase transaction, LXCC owned approximately 57.97% of the Company’s issued and outstanding shares of the Common Stock, which shares gave LXCC effective control of the Company.

During the fiscal year ended May 31, 2016, a consulting firm owned by our CEO acquired 283,042 shares of Common Stock for an aggregate purchase price of $2,830. This amount was not received as of November 30, 2016, and is shown as a common stock subscription receivable on the balance sheet.

Note 3 - Loan Receivable

During the fiscal year ended May 31, 2016, the Company issued a promissory note to Legend Merchant Group, Inc., an unaffiliated New York-based company, in the aggregate principal amount of $10,500. This note bears interest at 8% per annum with a maturity date of September 30, 2016. As of November 30, 2016, this promissory note was still outstanding and in default. The Company is currently renegotiating the terms of the promissory note with the borrower.

Note 4 - Notes Payable

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

Convertible Note Payable

On November 15, 2015, the Company had $144,038 in outstanding payables from a vendor that it converted into a $75,000 convertible note with the remaining $69,038 of debt being forgiven. The convertible note has interest rate of 8% with a maturity date of August 15, 2016. As of this filing, the Company is in arrears on this note as $75,000 is still outstanding. The Notes originally bore interest at the rate of 8% per annum if not paid in full on or prior to the six-month anniversary of the issue date of the Notes and at the rate of 18% if the maturity date of the Notes was automatically extended for an additional three months as permitted by the Notes, and now bears interest at a rate per annum equal to the lesser of 28% or the maximum rate permitted by law. As the outstanding principal and interest on the Notes was not paid in full at the end of such three month extension period, the Notes are payable on demand and the holders of the Notes may convert the unpaid principal of and interest on the Notes into shares of common stock at a price per share equal to 75% of the closing sale price of the common stock, or the last bid price if the closing sale price cannot be determined, on a material stock exchange or in the over-the-counter market on the trading day immediately prior to the conversion date. We valued the intrinsic value of the beneficial conversion feature underlying the convertible debt at $25,000 and recorded to interest expense based on the recognized amortization during 2016. As of November 30, 2016, there was $75,000 of principal and $12,188 of accrued interest outstanding on this note.

Note 5 - Common Stock

On November 29, 2016, the Company received a subscription for 90,000 shares of common stock for a purchase price of $90,000 from an unaffiliated third party. These shares were not issued as of November 30, 2016, and is shown as a common stock subscribed on the balance sheet.

Note 6 - Intangible Assets

Identifiable finite-lived intangible assets

	Fair value	Weighted Average Useful Life
		(in years)
Purchased intangible assets:
In process research and development (1)	$14,243	-
Total purchased intangible assets	$14,243

(1) In-process research and development ("IPR&D") will not be amortized until the underlying products reach technological feasibility. Upon completion, each IPR&D project will be amortized over its useful life.

The IPR&D intangible asset represents the value assigned to an acquired research and development project that, as of the acquisition date, had not established technological feasibility. The fair value of IPR&D was based on the par value of the shares issued for the technology, since the asset acquisition was between entities under common control. This intangible asset will be capitalized on the balance sheet and evaluated periodically for impairment until the project is completed, at which time it will be transferred to developed technology and become subject to amortization over its useful life (5 years).

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

On November 29, 2016, we entered into a stock purchase agreement with Hans Christian Anderson, a Swiss investor, pursuant to which Anderson purchased an aggregate of 90,000 shares of common stock for an aggregate purchase price of $90,000.

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

Concentration of Credit Risk. The Company maintains its cash principally at one commercial bank. Management does not believe significant credit risk existed at November 30, 2016.

Results of Operations

Comparison of Three-Month Periods Ended November 30, 2016 and November 30, 2015 (unaudited)

Revenues. We did not record any revenues related to our operations during the three-month periods ended November 30, 2016 and 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of consulting fees, financial personnel and professional fees, as well as other miscellaneous administrative expenses. For the three-months ended November 30, 2016, selling, general and administrative expenses decreased by $3,492 to $61,917 as compared to $65,409 during the three-months ended November 30, 2015. This decrease was primarily related to decreased professional fees related to seeking a candidate for merger and SEC filing requirements.

Other Income (Expense), Net. For the three months ended November 30, 2015, the Company realized gains on extinguishment of debt in the amounts of $87,146, as debt was extinguished for less than the amounts owed. Also for the three months ended November 30, 2015, the Company incurred expenses on settlements for previously disputed amounts owed in the amount of $218,751. There were no such transactions for the three months ended November 30, 2016. For the three-months ended November 30, 2016, interest expense increased by $39,184 to $42,673, as compared to $3,489 during the three-months ended November 30, 2015. This increase was primarily related to borrowings under the convertible notes payable from related parties and the notes payable.

Income Taxes. No provision for or benefit of income taxes was reflected in the 2016 or 2015 periods, as the benefits of operating loss carryforwards have been reserved.

Comparison of Six Month Periods Ended November 30, 2016 and November 30, 2015 (unaudited)

Revenues. The Company did not record any revenues related to its operations during the six month periods ended November 30, 2016 and 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of consulting fees, financial personnel and professional fees, as well as other miscellaneous administrative expenses. For the six months ended November 30, 2016, selling, general and administrative expenses decreased by $8,152 to $120,055, as compared to $128,207 during the six months ended November 30, 2015. This decrease was primarily related to decreased consulting and professional fees related to seeking a candidate for merger and SEC filing requirements.

Other Income (Expense), Net. For the six months ended November 30, 2015, the Company realized gains on extinguishment of debt in the amounts of $87,146, as debt was extinguished for less than the amounts owed. Also for the six months ended November 30, 2015, the Company incurred expenses on settlements for previously disputed amounts owed in the amount of $218,751. There were no such transactions for the six months ended November 30, 2016. For the six-months ended November 30, 2016, interest expense increased by $42,674 to $49,652, as compared to $6,978 for the six months ended November 30, 2015. This increase was primarily related to borrowings under the convertible notes payable from related parties and the notes payable.

LIQUIDITY AND CAPITAL RESOURCES

Our company’s cash expenditures during the six months ended November 30, 2016 were limited primarily to amounts required for the payment of consulting and professional fees in connection with our company meeting its requirements under the securities laws and in seeking a candidate for merger.

During the six months ended November 30, 2016, we funded our operations with the cash derived from the convertible notes payable from related parties and proceeds from the sale of common stock. As of November 30, 2016, we had cash and cash equivalents of $84,145. As of November 30, 2015, we did not have any cash and cash equivalents.

Net cash used in operating activities was $98,930 and $140,000 for the six months ended November 30, 2016 and 2015, respectively. During the six months ended November 30, 2016 and 2015, our company was not engaged in any revenue-generating operations. Cash used in operations was lower in the 2016 period primarily as a result of decreased costs related to professional and consulting fees.

Net cash provided by financing activities was $121,000 and $140,000 for the six months ended November 30, 2016 and 2015, respectively. During the six months ended November 30, 2016, we received loans from a related party of $51,000, repaid $20,000 to the same related party and received $90,000 from the sale of common stock subscriptions. During the six months ended November 30, 2015, the Company refunded a cash advance in the amount of $60,000 and received $200,000 from the sale of common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of November 30, 2016 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2016, the disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

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

The material weakness described above caused management to conclude that, as of November 30, 2016, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level. Management will continue to evaluate the Company’s existing accounting personnel needs and intends to increase the Company’s accounting and financing personnel resources by hiring additional accounting staff. However, the Company will be unable to remedy this material weakness in its disclosure controls until it has the financial resources that will allow it to hire additional qualified employees.

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

NX CHAIN INC.

January 24, 2017	By:	/s/ Michael B. Campbell
Michael B. Campbell, Chief Executive Officer and Chief Financial Officer

17

Exhibit Index

Exhibit No.	Description

10.1	Asset Purchase Agreement dated as of September 26, 2016 between NXChain, Inc. and LXCCoin Ltd. (incorporated herein by reference to Exhibit 10.1 to our company’s Current Report on Form 8-K as filed with the Commission on September 27, 2016).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	XBRL (eXtensible Business Reporting Language) interactive data files are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

