Form 10-Q
period 2017-02-28
NXChain Inc.
filed 2017-04-13
CIK 1039757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended Feb 28, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission File Number 0-22735

NXChain Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-3977747
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17702 Mitchell North, Irvine, California 92614

(Address of principal executive offices and zip code)

(408) 673-2464

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

NX Chain Inc.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NX Chain Inc.

BALANCE SHEETS

	Feb 28, 2017	May 31, 2016
	(unaudited)	(audited)
Assets
Current assets:
Cash	$(24)	$62,075
Loan receivable	10,500	10,500
Total current assets	10,476	72,575

Intangible assets, net	14,243	0.00

Total assets	$24,719	$72,575

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$88,765	$54,453
Notes payable related party	151,000	120,000
Convertible note payable related party	25,000	25,000
Convertible note payable	75,000	75,000

Total liabilities	339,765	274,453

Shareholders’ Deficit:
Common stock, $.001 par value; 100,000,000 shares authorized; 24,374,000 and 10,041,469 shares issued and outstanding, respectively	24,374	10,041
Common stock subscribed, 91,482 shares	--	1
Common stock subscription receivable	--	(2,830)
Additional paid-in capital	13,119,805	12,953,895
Accumulated deficit	(13,459,225)	(13,162,985)
Total shareholders’ deficit	(315,046)	(201,878)
Total liabilities and shareholders’ deficit	$24,719	$72,575

See accompanying notes.

1

NX Chain Inc.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended,
	February 28, 2017	February 29, 2016

Selling, general and administrative expenses	$(83,860)	$(38,769)

Other income (expense):
Interest expense	(42,673)	(2,333)

Net loss	$(126,533)	(41,102)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.01)	(0.02)
Weighted average shares outstanding:
Basic and diluted	24,374,000	2,041,422

See accompanying notes.

NX Chain Inc.

STATEMENTS OF OPERATIONS

(unaudited)

	Nine months ended,
	February 28, 2017	February 29, 2016

Selling, general and administrative expenses	$(203,915)	$(166,976)

Other income (expense):
Extinguishment of debt	—	87,146

Settlement expense	—	(218,751)

Interest expense	(92,325)	(9,311)

Net loss	$(296,240)	$(307,892)

Basic and diluted net loss per share:

Net loss per basic and diluted share	$(0.01)	$(0.26)
Weighted average shares outstanding:
Basic and diluted	24,374,000	1,177,933

See accompanying notes.

NX Chain Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended,
	February 28, 2017	February 29, 2016
Net cash from operating activities
Net loss	$(296,240)	$(307,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Extinguishment of debt	—	(87,146)
Shares issued for settlement expense	—	218,751
Intrinsic value of beneficial conversion feature	33,333	—
Changes in operating assets and liabilities:
Due from related party	—	11,835
Accounts payable and accrued expenses	79,808	24,452
Net cash used in operating activities	(183,099)	(140,000)

Net cash from financing activities
Repayment to related parties	(20,000)	(60,000)
Proceeds from issuance of common stock subscriptions	90,000	—
Proceeds from issuance of common stock	—	200,000
Proceeds from notes payable – related party	51,000	—
Net cash provided by financing activities	121,000	140,000

Change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	62,075	—
Cash paid for interest	—	2,333
Cash and cash equivalents at end of period	$(24)	$—
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accounts payable and accrued expenses converted to stock	—	$48,421
Accounts payable and accrued expenses converted to convertible note	—	$75,000
Loan payable converted to note payable	—	$25,000
Loan payable converted to stock	—	$32,500
Note payable converted to stock	—	$85,000
Common stock issued for intangible asset purchase	14,243	—

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

In order to fund such proposed business plan, we intend to raise funds from investors by issuing our common stock, preferred stock and/or debt securities to fund future operations. Since the Asset Purchase Agreement in September 2016, we were able to raise only limited funds to engage in our proposed business. At the time that we are able to raise capital to effectively implement and execute our business plan we will then seek to become an operating company and no longer operate as a shell company. In February of 2017 we executed a change of management, replacing Mr. Michael Campbell with Mr. Sean Tabatabai. Board of Directors were retired at the same time. New board members will be named in the next 90 days.

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

Unaudited Interim Financial Statements

The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X, and should be read in conjunction with the consolidated financial statements and related notes of the Company filed in its 2016 Annual Report on Form 10-K. The financial statements as of February 28, 2017, and for the three and nine months ended February 28, 2017 and February 29, 2016 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The balance sheet at May 31, 2016 was derived from audited financial statements but does not include all disclosures required by GAAP.

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

Expenses

The Company uses a consulting firm owned by the CEO for consulting services. During the six months ended November 30, 2016 and 2015, we incurred consulting fees to this related party of $44,500 and $85,000, respectively. There were no payables outstanding to this company as of November 30, 2016 and February 28, 2017.

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

During the fiscal year ended May 31, 2016, a consulting firm owned by our ex-CEO acquired 283,042 shares of Common Stock for an aggregate purchase price of $2,830. This amount was not received as of February 28, 2017, and is shown as a common stock subscription receivable on the balance sheet.

Note 3 - Loan Receivable

During the fiscal year ended May 31, 2016, the Company issued a promissory note to Legend Merchant Group, Inc., an unaffiliated New York-based company, in the aggregate principal amount of $10,500. This note bears interest at 8% per annum with a maturity date of September 30, 2016. As of November 30, 2016 and thereafter, this promissory note was still outstanding and in default. The Company is currently renegotiating the terms of the promissory note with the borrower.

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

Note 5 - Common Stock

On November 29, 2016, the Company received a subscription for 90,000 shares of common stock for a purchase price of $90,000 from an unaffiliated third party. These shares were issued as of February 28, 2017.

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

Note 7 – Interest Expense

In late February, 2017, the Company changed management. The new management is reviewing outstanding contracts and interest owed by Company. The Company has not made a modification in interest owed from the previous quarter ended November 30, 2016 until this review is completed.

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

Concentration of Credit Risk. The Company maintains its cash principally at one commercial bank. Management does not believe significant credit risk existed at February 28, 2017.

Results of Operations

Comparison of Three-Month Periods Ended February 28, 2017 and February 29, 2017 (unaudited)

Revenues. We did not record any revenues related to our operations during the three-month periods ended February 28, 2017 and February 29, 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of consulting fees, financial personnel and professional fees, as well as other miscellaneous administrative expenses. For the three-months ended February 28, 2017, selling, general and administrative expenses increased by $45,091 to $83,860 as compared to $38,769 during the three-months ended February 29, 2016. This increase was primarily related to an increase in administrative expenses.

Other Income (Expense), Net. For the three-months ended February 28, 2017, interest expense increased by $40,314 to $42,673, as compared to $2,333 during the three-months ended February 29, 2016. This increase was primarily related to borrowings under the convertible notes payable from related parties and the notes payable.

Income Taxes. No provision for or benefit of income taxes was reflected in the 2017 or 2016 periods, as the benefits of operating loss carryforwards have been reserved.

Comparison of Nine Month Periods Ended February 28, 2017 and February 29, 2016 (unaudited)

Revenues. We did not record any revenues related to our operations during the nine-month periods ended February 28, 2017 and February 29, 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of consulting fees, financial personnel and professional fees, as well as other miscellaneous administrative expenses. For the nine-months ended February 28, 2017, selling, general and administrative expenses increased by $36,219 to $203,915 as compared to $166,976 during the nine-months ended February 29, 2016. This increase was primarily related to an increase in administrative expenses.

Other Income (Expense), Net. For the nine months ended February 29, 2016, the Company realized gains on extinguishment of debt in the amounts of $87,146, as debt was extinguished for less than the amounts owed. Also for the nine months ended February 29, 2016, the Company incurred expenses on settlements for previously disputed amounts owed in the amount of $218,751. There were no such transactions for the nine months ended February 28, 2017. For the nine-months ended February 28, 2017, interest expense increased by $83,014 to $92,325, as compared to $9,311 during the nine-months ended February 29, 2016. This increase was primarily related to borrowings under the convertible notes payable from related parties and the notes payable.

Income Taxes. No provision for or benefit of income taxes was reflected in the 2017 or 2016 periods, as the benefits of operating loss carryforwards have been reserved.

LIQUIDITY AND CAPITAL RESOURCES

Our company’s cash expenditures during the nine months ended February 28, 2017 were limited primarily to amounts required for the payment of consulting and professional fees in connection with our company meeting, complying with securities laws, and in seeking a candidate for merger.

During the nine months ended February 28, 2017, we funded our operations with the cash derived from the convertible notes payable from related parties and proceeds from the sale of common stock. As of February 28, 2017, we had negative balance for cash and cash equivalents of $24.00. As of May 31, 2016, the Company had cash and cash equivalents of $62,075.

Net cash used in operating activities was $183,099 and $140,000 for the nine months ended February 28, 2017 and February 29, 2016, respectively. During the nine months ended February 28, 2017 and February 29, 2016, the Company was not engaged in any revenue-generating operations. Cash used in operations was lower in the 2017 period primarily as a result of lower amounts paid to related parties.

Net cash provided by financing activities was $121,000 and $140,000 for the nine months ended February 28, 2017 and February 29, 2016, respectively. During the nine months ended February 29, 2017, we received loans from a related party of $51,000, repaid $20,000 to the same related party and received $90,000 from the sale of common stock. During the nine months ended February 29, 2016, the Company refunded a cash advance in the amount of $60,000 and received $200,000 from the sale of common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of November 30, 2016 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2017, the disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

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

The material weakness described above caused management to conclude that, as of February 28, 2017, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level. Management will continue to evaluate the Company’s existing accounting personnel needs and intends to increase the Company’s accounting and financing personnel resources by hiring additional accounting staff. However, the Company will be unable to remedy this material weakness in its disclosure controls until it has the financial resources that will allow it to hire additional qualified employees.

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

NX CHAIN INC.

April 10, 2017	By:	/s/ Sean Tabatabai
Sean Tabatabai, Chief Executive Officer and Chief Financial Officer

17

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	XBRL (eXtensible Business Reporting Language) interactive data files are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

